Form 10-K
period 2020-12-31
TS Innovation Acquisitions Corp.
filed 2021-03-16
CIK 1826000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-39688

TS INNOVATION ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3087759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Rockefeller Center 45 Rockefeller Plaza New York, New York (Address of principal executive offices)	10111 (Zip Code)

Registrant’s telephone number, including area code: (212) 715-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	TSIAU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	TSIA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	TSIAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 16, 2021, the Registrant had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination with Latch, Inc., or any other initial business combination;

•	our expectations around the performance of the business or businesses of Latch, Inc. or any other prospective target;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to TS Innovation Acquisitions Corp., a Delaware corporation, to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TS Innovation Acquisitions Sponsor, L.L.C., a Delaware limited liability company. “Tishman Speyer” refers to are to Tishman Speyer Properties, L.P., a New York limited partnership, and the parent of our Sponsor. References to our “initial stockholders” refer to our Sponsor and to our independent directors, Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi. Refer to the glossary at the end of this report for additional terms.

ITEM 1.	BUSINESS.

Introduction

We are a blank check company, originally incorporated in Delaware on September 18, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”).

As of December 31, 2020, we had not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2020 relates to our formation and the initial public offering described below. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). We have selected December 31 as our fiscal year end.

The registration statement for our initial public offering (the “IPO”) was declared effective on November 9, 2020. On November 13, 2020, we consummated the IPO of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300.0 million. Each unit consists of one share of our Class A common stock and one-third of one redeemable warrant.

Simultaneously with the closing of the IPO, we consummated the sale of 5,334,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8.0 million.

Transaction costs of the IPO amounted to $17,063,769, consisting of $6,000,000 of cash underwriting fees, $10,500,000 of deferred underwriting fees, and $563,769 of other offering costs.

Following the closing of the IPO on November 13, 2020, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any shares of Class A common stock properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation, and (iii) the redemption of shares of Class A common stock if we are unable to complete a Business Combination by November 13, 2022, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

On January 24, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lionet Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Latch, Inc., a Delaware corporation (“Latch”), pursuant to which Merger Sub will merge with and into Latch, with Latch surviving the merger as a wholly owned subsidiary of the Company (the “Merger”).

If (i) the Merger Agreement is adopted and the transactions contemplated thereby, including the Merger, are approved by our and Latch’s stockholders, (ii) the Merger Agreement and the transactions contemplated thereby, including the issuance of Class A common stock to be issued as the merger consideration, pursuant to the Subscription Agreements, and pursuant to the conversion of Class B common stock, are approved by our stockholders, and (iii) the Merger is subsequently completed, Merger Sub will merge with and into Latch, with Latch surviving the merger as our wholly owned subsidiary.

Consummation of the transactions contemplated by the Merger Agreement are subject to conditions of the respective parties, including the approval of the Merger Agreement, the Merger and certain other actions related thereto by our stockholders, and the availability of a minimum amount of cash in the Trust Account (and/or from other specified sources, if necessary), after giving effect to redemptions by our public stockholders, if any.

For additional information regarding Latch, the Merger Agreement and the Merger, see the Proxy Statement/Prospectus initially filed by us on March 10, 2021.

Other than as specifically discussed, this report does not assume the closing of the Merger.

Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

Selection of Target Businesses

While we may pursue an acquisition opportunity in any industry or geographic region, we currently intend to focus on identifying businesses that can benefit from our sponsor’s leading brand, operational expertise and global network in the real estate industry, including real estate adjacent businesses and technologies targeting the real estate space, which we refer to as “Proptech” businesses. We define Proptech businesses broadly as those applying innovative digital technologies and technology-enhanced services and solutions to the identification, design, development, construction, operation, underwriting, acquisition, leasing, financing, management and disposition of real estate properties. Leveraging our sponsor’s deep and global real estate expertise and extensive network of relationships, we intend to identify innovative companies that have the potential to disrupt different aspects of the real estate industry or related industries and to transform how stakeholders relate to real estate in the future. These stakeholders include brokers, investors, lenders, operators, municipalities, service providers, owners, residents and tenants. Our sponsor and management team have a proven track record in identifying opportunities in the real estate industry that have generated attractive risk-adjusted returns.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our Business Combination and that any such business combination be approved by a majority of our independent directors. Our board of directors will make the determination as to the fair market value of our Business Combination. If our board of directors is not able to independently determine the fair market value of our Business Combination, we will obtain an opinion from an independent investment banking firm or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We may pursue an initial business combination opportunity jointly with the corporate parent of our Sponsor, or one or more of its affiliates, which may include Tishman Speyer or one or more of its affiliates. We refer to such an initial business combination opportunity as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. No such entity has an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition, as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80%

of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Sourcing of Potential Acquisitions

We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that potential targets will be brought to our attention from various unaffiliated sources, including investment market participants, venture capital investors, investment banks, private equity firms, consultants, accounting firms and large business enterprises. In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with management and employees, diligence from a customer and product standpoint, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, our board of directors, or a committee of independent directors, would take appropriate steps to mitigate any perceived conflict of interest including possibly obtaining an opinion from an independent investment banking firm or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own Founder Shares and/or private placement warrants following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Tishman Speyer and its affiliates, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. No members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as a director or officer of the company. Our management in their capacities as employees of the sponsor or in their other endeavors, may be required to present potential business combinations to other entities, before they present such opportunities to the company. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as our director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, our sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our Business Combination, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our Business Combination with respect to our warrants. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our Sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares they hold and any public shares they may acquire during or after the IPO in connection with the completion of our Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transaction in which we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Shares of our common stock held by our sponsor and officers and directors will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our Business Combination. As a result, we would need 11,250,001, or 37.5%, of the 30,000,000 public shares sold in the IPO to be voted in favor of a Business

Combination in order to have our Business Combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our Business Combination, which will contain substantially the same financial and other information about the Business Combination and the redemption rights as is required pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

Upon the public announcement of our Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 under the Exchange Act to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares in connection with such Business Combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of the IPO to complete our Business Combination. If we do not complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our Business Combination within 24 months from the closing of the IPO. However, if our sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our Business Combination within the allotted 24-month time period.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).

In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by November 13, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by November 13, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our Business Combination by November 13, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years.

However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our Business Combination by November 13, 2022, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by November 13, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity or (iii) if they redeem its shares for cash upon the completion of our Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Human Capital Resources

We currently have three executive officers: Robert J. Speyer, Paul A. Galiano and Jenny Wong. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at c/o Tishman Speyer, 45 Rockefeller Plaza, New York, New York 10111 or by telephone at (212) 715-0300.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For additional risk factors related to our initial business combination, see our Proxy Statement/Prospectus initially filed by the Company on March 10, 2021.

Summary Risk Factors

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our stockholders will have a reduced ownership and voting interest after our initial business combination and will exercise less influence over management.

•

The market price of shares of the post-combination company’s Class A common stock after our initial business combination may be affected by factors different from those currently affecting the prices of shares of the Company Class A common stock.

•

We have not obtained an opinion from an independent investment banking firm, and consequently, there is no assurance from an independent source that the merger consideration is fair to its stockholders from a financial point of view.

•	If our initial business combination’s benefits do not meet the expectations of financial analysts, the market price of our common stock may decline.

•

The consummation of our initial business combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Merger Agreement may be terminated in accordance with its terms and our initial business combination may not be completed.

•	Our directors and officers may have interests in our initial business combination different from the interests of our stockholders.

•	We will incur transaction costs in connection with our initial business combination.

•

Our ability to consummate our initial business combination, and the operations of the post-combination company following our initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

•

Certain requirements and terms of the IPO and our securities may make it difficult for us to enter into our initial business combination with a target or may not allow us to consummate the most desirable business combination or optimize our capital structure.

•

If third parties bring claims against us or in certain other circumstances, such as a bankruptcy, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

•

You will not have any rights or interests in funds from the trust account, except under certain circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

•	Past performance by our management team on whom we are dependent, may not be indicative of future performance of an investment in us or the returns we will, or are likely to, generate going forward.

•

Management’s flexibility in identifying and selecting a prospective acquisition target, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

•

Our initial stockholders hold a substantial interest in our common stock. As a result, they will exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•

Our issuance of additional shares of Class A common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

•	Holders of warrants will not participate in liquidating distributions if we do not complete an initial business combination within the required time period, and the warrants will expire worthless.

•

We are not registering the Class A common stock issuable upon exercise of warrants under the Securities Act at this time, and a registration may not be in place when you desire to exercise warrants, thus precluding you from being able to exercise your warrants except on a “cashless basis” and potentially causing your warrants to expire worthless.

•	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders.

•

Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market following the closing of the Business Combination could cause the market price for our common stock to decline.

•	We do not intend to pay dividends on our Class A common stock for the foreseeable future.

•	We may seek business combination opportunities in industries outside of the Proptech space, which may or may not be outside of our management’s area of expertise.

Risks Relating to our Proposed Business Combination with Latch

Our stockholders will have a reduced ownership and voting interest after our Business Combination and will exercise less influence over management.

Upon the issuance of the shares to Latch stockholders, our stockholders’ percentage ownership will be diluted. Assuming no public stockholders exercise their redemption rights and excluding any shares issuable pursuant to our outstanding warrants, our current stockholders’ percentage ownership in the Post-Combination Company following the issuance of shares to Latch stockholders would be 19.3%. Additionally, of the expected members of the Post-Combination Company’s board of directors after the completion of our Business Combination, only one will be a current director of the Company and six will be current directors of Latch. The percentage of the Post-Combination Company’s common stock that will be owned by our current stockholders as a group will vary based on the number of Public Shares for which the holders thereof request redemption in connection with our Business Combination. To illustrate the potential ownership percentages of our current stockholders under different redemption levels, based on the number of issued and outstanding shares of our common stock and Latch capital stock on January 24, 2021, and based on the merger consideration, our current stockholders (including the Sponsor and directors of the Company), as a group, will own (1) if there are no redemptions of Public Shares, 23.6% of the Post-Combination Company’s common stock expected to be outstanding immediately after our Business Combination or (2) if there are redemptions of 100% of the outstanding Public Shares, 5.4% of the Post-Combination Company’s common stock expected to be outstanding immediately after our Business Combination. Because of this, our current stockholders, as a group, will have less influence on the board of directors, management and policies of the Post-Combination Company than they now have on the board of directors, management and policies of the Company.

The market price of shares of the post-combination company’s Class A common stock after our Business Combination may be affected by factors different from those currently affecting the prices of shares of the Company Class A common stock.

Upon completion of our Business Combination, holders of shares of Latch common stock and preferred stock will become holders of shares of the post-combination company’s Class A common stock. Prior to our

Business Combination, the Company has had limited operations. Upon completion of our Business Combination, the post-combination company’s results of operations will depend upon the performance of Latch’s businesses, which are affected by factors that are different from those currently affecting the results of operations of the Company.

We have not obtained an opinion from an independent investment banking firm, and consequently, there is no assurance from an independent source that the merger consideration is fair to its stockholders from a financial point of view.

The Company is not required to, and has not, obtained an opinion from an independent investment banking firm that the merger consideration it is paying for Latch is fair to our stockholders from a financial point of view. The fair market value of Latch has been determined by our board of directors based upon standards generally accepted by the financial community, such as potential sales and the price for which comparable businesses or assets have been valued. Our board of directors believes because of the financial skills and background of its directors, it was qualified to conclude that our Business Combination was fair from a financial perspective to its stockholders and that Latch’s fair market value was at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into our Business Combination. Our stockholders will be relying on the judgment of its board of directors with respect to such matters.

If our Business Combination’s benefits do not meet the expectations of financial analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of our Business Combination if we do not achieve the perceived benefits of our Business Combination as rapidly, or to the extent anticipated by, financial analysts or the effect of our Business Combination on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of our common stock following the consummation of our Business Combination may experience a loss as a result of a decline in the market price of such common stock. In addition, a decline in the market price of our common stock following the consummation of our Business Combination could adversely affect our ability to issue additional securities and to obtain additional financing in the future.

There can be no assurance that the post-combination company’s common stock will be approved for listing on Nasdaq or that the post-combination company will be able to comply with the continued listing standards of the Nasdaq.

In connection with the closing of our Business Combination, we intend to list the post-combination company’s common stock and warrants on Nasdaq under the symbols “LTCH” and “LTCH.W,” respectively. The post-combination company’s continued eligibility for listing may depend on the number of our shares that are converted. If, after our Business Combination, the Nasdaq delists the post-combination company’s shares from trading on its exchange for failure to meet the listing standards, the post-combination company and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for the post-combination company’s securities;

•	reduced liquidity for the post-combination company’s securities;

•

a determination that the post-combination company’s common stock is a “penny stock” which will require brokers trading in the post-combination company’s common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the post-combination company’s common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The consummation of our Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Merger Agreement may be terminated in accordance with its terms and our Business Combination may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete our Business Combination. Those conditions include: approval of the Merger Agreement by Latch stockholders, approval of the proposals required to effect our Business Combination by our stockholders, as well as receipt of certain requisite regulatory approvals, absence of orders prohibiting completion of our Business Combination, effectiveness of the registration statement, approval of the shares of Class A common stock to be issued to our stockholders for listing on the Nasdaq, the resignation of specified executive officers and directors of the Company, the requirement that the Company have $150 million in required funds, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Merger Agreement) and the performance by both parties of their covenants and agreements. These conditions to the closing of our Business Combination may not be fulfilled in a timely manner or at all, and, accordingly, our Business Combination may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval, or the Company or Latch may elect to terminate the Merger Agreement in certain other circumstances.

The parties to the Merger Agreement may amend the terms of the Merger Agreement or waive one or more of the conditions to our Business Combination, and the exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Merger Agreement may result in a conflict of interest when determining whether such changes to the terms of the Merger Agreement or waivers of conditions are appropriate and in the best interests of our stockholders.

In the period leading up to the closing of the Merger, other events may occur that, pursuant to the Merger Agreement, would require us to agree to amend the Merger Agreement, to consent to certain actions or to waive certain closing conditions or other rights that we are entitled to under the Merger Agreement. Such events could arise because of changes in the course of Latch’s business, a request by Latch to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement or the occurrence of other events that would have a material adverse effect on Latch’s business and would entitle us to terminate the Merger Agreement. In any of such circumstances, it would be in our discretion, acting through our board of directors, to grant our consent or waive our rights. The existence of the financial and personal interests of the directors and officers described elsewhere in this proxy statement may result in a conflict of interest on the part of one or more of the directors or officers between what he or she may believe is best for the Company and our stockholders and what he or she may believe is best for himself or herself or his or her affiliates in determining whether or not to take the requested action.

For example, it is a condition to our obligation to close our Business Combination that Latch’s representations and warranties be true and correct as of the Closing in all respects subject to the applicable materiality standards as set forth in the Merger Agreement. However, if our board determines that any such breach is not material to the business of Latch, then our board may elect to waive that condition and close our Business Combination. The parties will not waive the condition that our stockholders approve our Business Combination.

As of the date of this report, we do not believe there will be any material changes or waivers that our directors and officers would be likely to make after stockholder approval of our Business Combination has been obtained. While certain changes could be made without further stockholder approval, if there is a change to the terms of our Business Combination that would have a material impact on the stockholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our stockholders with respect to our Business Combination proposal.

Termination of the Merger Agreement could negatively impact us.

If our Business Combination is not completed for any reason, including as a result of Latch stockholders declining to adopt the Merger Agreement or our stockholders declining to approve the proposals required to effect our Business Combination, we would be subject to a number of risks, including the following:

•

We may experience negative reactions from the financial markets, including negative impacts on its stock price (including to the extent that the current market price reflects a market assumption that our Business Combination will be completed);

•	We will have incurred substantial expenses and will be required to pay certain costs relating to our Business Combination, whether or not our Business Combination is completed; and

•

Since the Merger Agreement restricts the conduct of our businesses prior to completion of our Business Combination, we may not have been able to take certain actions during the pendency of our Business Combination that would have benefitted it as an independent company, and the opportunity to take such actions may no longer be available.

If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find another acquisition target that would constitute a business combination that such other merger or business combination will be completed.

Our directors and officers may have interests in our Business Combination different from the interests of our stockholders.

Our executive officers negotiated the terms of the Merger Agreement with their counterparts at Latch, and our board of directors determined that entering into the Merger Agreement was in the best interests of the Company and its stockholders, declared the Merger Agreement advisable and recommended that our stockholders approve the proposals required to effect our Business Combination. In considering these facts and the other information contained in this report and our proxy statement/prospectus filed in connection with the proposed Merger, you should be aware that our executive officers and directors may have financial interests in our Business Combination that may be different from, or in addition to, the interests of our stockholders. Our board of directors was aware of and considered these interests, among other matters, in reaching the determination to approve the terms of our Business Combination and in recommending to our stockholders that they vote to approve our Business Combination.

The proposed Business Combination with Latch will result in changes to the board of directors that may affect our strategy.

If the parties complete our Business Combination, the composition of the post-combination company’s board of directors will change from the current boards of directors of the Company and Latch. The board of directors of the Post-Combination Company will be divided into three classes and will consist of the directors elected pursuant to the Director Election Proposal, each of which will serve an initial term ending in either 2022, 2023 or 2024, and thereafter will serve a three-year term. This new composition of the post-combination company board of directors may affect our business strategy and operating decisions upon the completion of our Business Combination.

The Merger Agreement contains provisions that may discourage us from seeking an alternative business combination.

The Merger Agreement contains provisions that prohibit the Company from seeking alternative business combinations during the pendency of our Business Combination. Further, if the Company is unable to obtain the requisite approval of its stockholders, either party may terminate the Merger Agreement.

We will incur transaction costs in connection with our Business Combination.

We have incurred and expect that we will incur significant, non-recurring costs in connection with consummating our Business Combination. We may also incur additional costs to retain key employees. We will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with our Business Combination. Some of these costs are payable regardless of whether our Business Combination is completed.

Our ability to consummate our Business Combination, and the operations of the post-combination company following our Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, which may delay or prevent the consummation of our Business Combination, and the business of Latch or post-combination company following our Business Combination could be materially and adversely affected. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

The parties will be required to consummate our Business Combination even if Latch, its business, financial condition and results of operations are materially affected by COVID-19. The disruptions posed by COVID-19 have continued, and other matters of global concern may continue, for an extensive period of time, and if Latch is unable to recover from business disruptions due to COVID-19 or other matters of global concern on a timely basis, Latch’s ability to consummate our Business Combination and the post-combination company’s financial condition and results of operations following our Business Combination may be materially adversely affected. Each of Latch and the post-combination company may also incur additional costs due to delays caused by COVID-19, which could adversely affect the post-combination company’s financial condition and results of operations.

Risks Relating to our Search for, or Inability to Consummate, a Business Combination and

Post-Business Combination Risks

We are a blank check company with limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware, and our operations are limited to searching for prospective target businesses to acquire. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Your ability to influence or otherwise affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination.

Our Sponsor, officers and directors have agreed to vote in favor of our Business Combination, regardless of how our public stockholders vote.

Our initial stockholders, including our Sponsor, or their permitted transferees, currently own 20% of our outstanding common stock. Our Sponsor, officers and directors also may from time to time purchase Class A common stock prior to our Business Combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of a Business Combination, such Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our founder shares, we would need 11,250,001, or 37.5% (assuming all outstanding shares are voted) or 1,875,000, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 30,000,000 public shares outstanding to be voted in favor of a Business Combination in order to have our Business Combination approved. Accordingly, if we seek stockholder approval of our Business Combination, the agreement by our Sponsor, officers and directors, or their permitted transferees, to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Business Combination. The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our Business Combination by November 13, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Business Combination by November 13, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of a Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by November 13, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of our public shares if we do not complete a Business Combination by November 13, 2022, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we do not complete a Business Combination by November 13, 2022 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond November 13, 2022 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

Our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the IPO, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Business Combination.

Of the net proceeds of the IPO, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the closing of the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the Business Combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on November 13, 2020, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by November 13, 2022; and (iii) absent a Business Combination by November 13, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our Business Combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by November 13, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by November 13, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement to be entered into on or prior to the closing of the IPO, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector or any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While we currently intend to focus our search on identifying a prospective target that can benefit from our Sponsor’s leading brand, operational expertise and global network in the real estate industry, including Proptech businesses, we may pursue a Business Combination opportunity in any industry or geographic region. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become more scarce and there may be increased competition for attractive targets. This could increase the cost of our Business Combination or result in our inability to consummate a Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate a Business Combination. Additionally, because there are more special purpose acquisition companies seeking to enter into a Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Any of these factors could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Business Combination, and may result in our inability to consummate a Business Combination on terms favorable to our investors altogether.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we do not complete our Business Combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Business Combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Business Combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to complete business combinations simultaneously with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our management team may not be able to maintain our control of a target business after our Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target business, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such Business Combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We are targeting business combinations with businesses that have enterprise values that are greater than we acquired with the net proceeds of the IPO and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed Business Combination. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, or to fund the purchase of other companies. If we do not complete our Business Combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on a Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).

These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K of the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing a Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that this exclusive forum provision will not apply to suits arising under the Exchange Act or any other claim for which federal courts have exclusive jurisdiction.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to our Sponsor and Management Team

Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates, or businesses associated with them, is presented for informational purposes only. Past performance by such individuals and entities is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our Business Combination. You should not rely on the historical record of the performance of our management team or their affiliates or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We depend upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission. The impacts from the COVID-19 pandemic exacerbate these risks.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a further discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Tishman Speyer and its affiliates, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, each of our executive officers also serves as an executive officer and director of Tishman Speyer Innovation Corp. II, a blank check company formed for substantially similar purposes as our company, and our Sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing a Business Combination. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

For further discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so or we may acquire a target business through an Affiliated Joint Acquisition.

Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

On September 23, 2020, our Sponsor purchased an aggregate of 8,625,000 founder shares for $25,000, or approximately $0.003 per share. In October 2020, our Sponsor transferred 30,000 founder shares to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, our independent directors, in each case for approximately the same per-share price initially paid by our sponsor, resulting in our Sponsor holding 8,505,000 founder shares. The number of founder shares issued was determined based on the expectation that the total size of the IPO would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares of our common stock after the IPO. 1,125,000 of the founder shares were later forfeited because the underwriters’ over-allotment was not exercised. The founder shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor purchased an aggregate of 5,333,334 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $8,000,000, or $1.50 per warrant, that will also be worthless if we do not complete our Business Combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as November 13, 2022 nears, which is the deadline for our completion of a Business Combination.

Certain agreements related to the IPO may be amended without stockholder approval.

Each of the agreements related to the IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us, our Sponsor, officers and directors; the registration rights agreement among us and our initial stockholders, including our Sponsor; and the private placement warrants purchase agreement between us and our Sponsor; and the administrative services agreement between us and our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such

Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Sponsor, officers and directors selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Risks Relating to Our Securities

Following the Business Combination, our Class A common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of our Class A common stock following the Business Combination is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors, including the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our products and/or services;

•	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	the market’s reaction to our reduced disclosure and other requirements as a result of being an

•	“emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect our industry or us;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We do not intend to pay dividends on our Class A common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.

Our issuance of additional shares of Class A common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

In connection with the proposed Business Combination with Latch, we intend to file a registration statement with the SEC on Form S-8 providing for the registration of shares of our Class A common stock issued or reserved for issuance under the Incentive Plan. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Class A common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market following the closing of the Business Combination could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Upon consummation of the proposed Business Combination with Latch, we would have a total of 155,762,000 shares of Class A common stock outstanding, consisting of (i) 100,000,000 shares issued to holders of shares of common and preferred stock of Latch, (ii) 19,000,000 shares issued pursuant to the Subscription Agreements, (iii) 30,000,000 shares held by our public stockholders (assuming no redemptions by such public stockholders) and (iv) 6,762,000 vested shares held by the Initial Stockholders (not including 738,000 shares subject to certain vesting requirements). All shares issued as merger consideration in the proposed Business Combination will be freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, referred to herein as “Rule 144”), including our directors, executive officers and other affiliates.

In connection with the proposed Business Combination, pursuant to the amended and restated bylaws, Latch stockholders will be subject to certain restrictions on transfer with respect to the shares of our Class A common stock issued as part of the merger consideration beginning at closing and ending on the date that is one year after the completion of the Business Combination, subject to certain price-based releases.

Upon the expiration or waiver of the lock-ups described above, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to a registration rights agreement, certain stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In addition, the shares of our Class A common stock reserved for future issuance under the Latch, Inc. 2021 Incentive Award Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance under the Latch, Inc. 2021 Incentive Award Plan is expected to equal (i) 11.5% of the total number of issued and outstanding shares of our common stock on a fully diluted basis as of the closing of the proposed Business Combination and (ii) an annual increase for ten years on the first day of each calendar year beginning January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of post-combination company common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors of the post-combination company. The maximum number of shares of post-combination company common stock that may be issued pursuant to the exercise of incentive stock options (“ISOs”) granted under the Latch, Inc. 2021 Incentive Award Plan will be equal to 61.5% of the total number of issued and outstanding shares our common stock on a fully diluted basis as of the closing of the Business Combination. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to our equity incentive plans. Any such

Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders, or their permitted transferees, will receive additional shares of Class A common stock if we issue certain shares to consummate a Business Combination.

The founder shares will automatically convert into shares of Class A common stock at the time of the consummation of our Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our Business Combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate a Business Combination.

Unlike some other blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price, which we refer to as the “Newly Issued Price,” to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination on the date of the consummation of our Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 10 trading day period starting on the trading day prior to the day on which we consummate our Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate a Business Combination with a target business.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of a Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders beneficially own 20% of our common stock and may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this will increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by November 13, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders, or their permitted transferees, beneficially own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders, including our Sponsor, or our officers and directors, purchase any units or Class A common stock, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. Accordingly, our initial stockholders, or their permitted transferees, will continue to exert control at least until the completion of our Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

The warrants may become exercisable and redeemable for a security other than shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Business Combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use its commercially reasonable efforts to register the issuance of the security underlying the warrants within fifteen business days of the closing of a Business Combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we give notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our shares of Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees, subject to certain exceptions.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our Business Combination.

We issued warrants to purchase 10,000,000 shares of our Class A common stock as part of the units offered in connection with the IPO, and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 5,333,334 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot guarantee that our securities will continue to be listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, these securities qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently utilize office space at 45 Rockefeller Plaza, New York, NY 10111 from our Sponsor. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2020, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “TSIAU”, “TSIA” and “TSIAW”, respectively.

Holders

As of March 16, 2021, there was one holder of record of our units, one holder of record of Class A common stock, five holders of record of Class B common stock and two holders of record of public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Public Shares and public warrants are held of record by banks, brokers and other financial institutions.

Dividend Policy

The Company has not paid any cash dividends on its common stock to date and does not intend to pay cash dividends prior to the completion of its Business Combination.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our Sponsor and our initial stockholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On November 9, 2020, our registration statement on Form S-l (File No. 333-249640) was declared effective by the SEC for the IPO pursuant to which we sold an aggregate of 30,000,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $300,000,000, with each unit consisting of one share of Class A common stock and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. BofA Securities, Inc. and Allen & Company LLC acted as joint book-running managers of the IPO (the “underwriters”). The IPO was consummated on November 13, 2020.

Net proceeds of $300,000,000 from the IPO and the sale of Private Placement Warrants, including deferred underwriting commissions of approximately $10,500,000, are held in the Trust Account at December 31, 2020. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated November 10, 2020, which was filed with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company, originally incorporated in Delaware on September 18, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination.

The registration statement for the IPO was declared effective on November 9, 2020. On November 13, 2020, we consummated the IPO of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300.0 million. Each unit consists of one share of our Class A common stock and one-third of one redeemable warrant.

Simultaneously with the closing of the IPO, we consummated the sale of 5,334,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8.0 million.

Transaction costs of the IPO amounted to $17,063,769, consisting of $6,000,000 of cash underwriting fees, $10,500,000 of deferred underwriting fees, and $563,769 of other offering costs.

Following the closing of the IPO on November 13, 2020, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by November 13, 2022, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Merger Agreement

On January 24, 2021, we and Merger Sub entered into the Merger Agreement with Latch. If (i) the Merger Agreement is adopted and the transactions contemplated thereby, including the Merger, are approved by the Company’s and Latch’s stockholders, (ii) the Merger Agreement and the transactions contemplated thereby, including the issuance of Class A common stock to be issued as the merger consideration, pursuant to the Subscription Agreements, and pursuant to the conversion of Class B common stock, are approved by the Company’s stockholders, and (iii) the Merger is subsequently completed, Merger Sub will merge with and into Latch, with Latch surviving the merger as a wholly owned subsidiary of the Company.

Latch is an enterprise technology company focused on revolutionizing the way people experience spaces by making spaces better places to live, work, and visit. Latch has created a full-building operating system, LatchOS, that addresses the essential needs of modern buildings by streamlining building operations, enhancing the resident experience, and enabling more efficient interactions with service providers. Latch’s product offerings are designed to optimize the resident experience and include smart access, delivery and guest management, smart home and sensors, connectivity, and resident experience. Latch combines hardware, software, and services into a holistic system believed to make spaces more enjoyable for residents, more efficient and profitable for building operators, and more convenient for service providers.

Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger (the “Effective Time”), (i) Latch will cause each share of Latch preferred stock issued and outstanding to be automatically converted into a number of shares of Latch common stock in accordance with Latch’s certificate of incorporation (the “preferred stock conversion”) and (ii) Latch will cause the outstanding principal and accrued but unpaid interest due on Latch’s convertible notes immediately prior to the Effective Time to be automatically converted into a number of shares of Latch common stock in accordance with the terms of the applicable Latch convertible note (the “convertible note conversion”).

As part of the Merger, Latch equityholders will receive aggregate consideration of $1.0 billion, payable in newly issued shares of Class A common stock at a price of $10.00 per share and, solely with respect to holders of Latch vested stock options with respect to which an election to receive only cash has been properly made, the Cash Election Consideration (as defined below). At the Effective Time, (i) each share of Latch common stock issued and outstanding immediately prior to the closing of the Merger (the “Closing”) (including shares of Latch common stock issued upon the preferred stock conversion and the convertible note conversion and upon any exercise of Latch warrants prior to the Closing, but excluding shares owned by Latch as treasury stock or dissenting shares) will be cancelled and converted into the right to receive a number of shares of Class A common stock equal to the Exchange Ratio (as defined below), (ii) each Latch vested stock option with respect to which a cash election has been properly made that is issued and outstanding immediately prior to the Closing (such option, a “Cash Elected Company Option”) will be cancelled and converted into the right to receive an amount of cash equal to the Exchange Ratio multiplied by $10.00 minus the exercise price applicable to the share of Latch common stock underlying such Latch vested stock option (the “Cash Election Consideration”), and (iii) each outstanding Latch stock option that is not a Cash Elected Company Option, whether vested or unvested, will be converted into an option to purchase a number of shares of Class A common stock equal to the product of (x) the number of shares of Latch common stock underlying such Latch stock option immediately prior to the Closing and (y) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of Latch common stock underlying such Latch stock option immediately prior to the Closing divided by (B) the Exchange Ratio. The “Exchange Ratio” is the quotient of (x) the aggregate merger consideration of 100,000,000 shares of Class A common stock, divided by (y) the number of shares of Latch common stock outstanding on a fully diluted net exercise basis.

Based on the number of shares of Latch capital stock outstanding and issuable upon the net exercise or conversion of outstanding stock options, warrants and convertible notes of Latch, in each case, as of March 1, 2021, (i) the estimated Exchange Ratio of shares of Class A common stock for each share of Latch common stock is 0.8984, (ii) the total number of shares of Class A common stock expected to be issued (on a fully diluted net exercise basis) in connection with the Closing is approximately 100,000,000, and (iii) holders of shares of Latch common stock (on a fully diluted net exercise basis) as of immediately prior to the closing of the Merger will hold, in the aggregate, approximately 64.2% of the issued and outstanding shares of Class A common stock immediately following the Closing.

The Merger also calls for additional agreements, including, among others, subscription agreements, as described in the Proxy Statement/Prospectus initially filed by the Company on March 10, 2021.

Results of Operations

As of December 31, 2020, we had not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2020, relates to our formation and IPO, and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the period from September 18, 2020 (Inception) through December 31, 2020, we had a net loss of $897,775. We incurred $900,030 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses and interest income of $2,255.

Liquidity and Capital Resources

As of December 31, 2020, we had cash outside our trust account of $1,171,569, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On November 13, 2020, we consummated the IPO of 30,000,000 units at a price of $10.00 per unit, generating gross proceeds of $300.0 million. Simultaneously with the closing of the IPO, we consummated the sale of 5,334,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrants in a private placement to the Sponsor, generating gross proceeds of $8.0 million.

Following the IPO, and the sale of the Private Placement Warrant, a total of $300.0 million was placed in the Trust Account. We incurred $17,063,769 in transaction costs, consisting of $6,000,000 of cash underwriting fees, $10,500,000 of deferred underwriting fees, and $563,769 of other offering costs.

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 4,500,000 additional units to cover over-allotments, if any. On December 24, 2020, the over-allotment option expired without any exercise thereof.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we had no borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of December 31, 2020.

Contractual Obligations

As of December 31, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay an affiliate of our Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 28,506,345 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income per common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class B common stock, by the weighted average number of non-redeemable Class B common stock outstanding for the periods. Non-redeemable Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

TS Innovation Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TS Innovation Acquisitions Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 10, 2021

TS INNOVATION ACQUISITIONS CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,171,569
Prepaid expenses	626,681

Total current assets	1,798,250
Cash and marketable securities held in Trust Account	300,002,255

Total Assets	$301,800,505

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,220,049
Due to related party	17,000

Total current liabilities	1,237,049
Deferred underwriters’ discount	10,500,000

Total liabilities	11,737,049

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 28,506,345 shares at redemption value	285,063,450
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 1,493,655 issued and outstanding at December 31, 2020 (excluding 28,506,345 shares subject to possible redemption)	149
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2020	750
Additional paid-in capital	5,896,882
Accumulated deficit	(897,775)

Total Stockholders’ Equity	5,000,006

Total Liabilities and Stockholders’ Equity	$301,800,505

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$900,030

Loss from operations	(900,030)
Other income:
Interest earned on marketable securities held in Trust Account	2,255

Net loss	$(897,775)

Basic and diluted weighted average shares outstanding, Class A Common Stock	30,000,000

Basic and diluted net loss per share, Class A Common Stock	$(0.00)

Basic and diluted weighted average shares outstanding, Class B Common Stock	7,500,000

Basic and diluted net loss per share, Class B Common Stock	$(0.12)

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—September 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to TS Innovation Acquisitions Sponsor, L.L.C.	—	—	8,625,000	863	24,137	—	25,000
Sale of 30,000,000 Units on November 13, 2020 through public offering	30,000,000	3,000	—	—	299,997,000	—	300,000,000
Sale of 5,333,334 Private Placement Warrants on November 13, 2020	—	—	—	—	8,000,000	—	8,000,000
Underwriters’ discount	—	—	—	—	(6,000,000)	—	(6,000,000)
Deferred underwriters’ Discount	—	—	—	—	(10,500,000)	—	(10,500,000)
Forfeiture of 1,125,000 by initial stockholders	—	—	(1,125,000)	(113)	113	—
Offering costs	—	—	—	—	(563,769)	—	(563,769)
Net loss	—	—	—	—	—	(897,775)	(897,775)
Class A common stock subject to possible redemption	(28,506,345)	(2,851)	—	—	(285,060,599)	—	(285,063,450)

Balance—December 31, 2020	1,493,655	$149	7,500,000	$750	$5,896,882	$(897,775)	$5,000,006

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(897,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,255)
Prepaid assets	(626,681)
Due to related party	17,000
Accounts payable and accrued expenses	870,049

Net cash used in operating activities	(639,662)

Cash flows from investing activities:
Purchase of investments and marketable securities held in Trust	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of offering costs	293,786,231
Proceeds from issuance of Private Placement Warrants	8,000,000
Proceeds from Promissory Note—Related Party	95,000
Repayment of Promissory Note—Related Party	(95,000)

Net cash provided by financing activities	301,811,231

Net change in cash	1,171,569
Cash, beginning of the period	—

Cash, end of period	$1,171,569

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Class A common stock subject to possible redemption	$285,063,450

Change in value of common stock subject to redemption	$920,440

Deferred underwriters’ discount payable charged to additional paid in capital	$10,500,000

Accrued offering costs included in accounts payable and accrued expenses	$350,000

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

TS Innovation Acquisitions Corp. (the “Company”) was incorporated in Delaware on September 18, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any industry or geographic region, the Company intends to focus its search on identifying a prospective target that can benefit from the Company’s sponsor’s leading brand, operational expertise, and global network in the real estate industry, including real estate adjacent Proptech businesses.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”).

Financing

The registration statement for the Company’s initial public offering was declared effective on November 9, 2020 (the “Effective Date”). On November 13, 2020, the Company consummated the initial public offering of 30,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (the “Initial Public Offering” or “IPO”), which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 5,333,334 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

Transaction costs of the IPO amounted to $17,063,769, consisting of $6,000,000 of cash underwriting fees, $10,500,000 of deferred underwriting fees, and $563,769 of other offering costs.

Trust Account

Following the closing of the IPO on November 13, 2020, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholder.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Public Offering, an amount equal to at least $10.00 per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the Private Placement Warrants to the Sponsor, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the IPO (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of incorporation (the “Certificate of incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, the Company’s officers and directors have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the Sponsor, the Company’s officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the IPO (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.

The Sponsor, and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, or the Company’s officers and directors acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective targets or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Liquidity

As of December 31, 2020, the Company had cash outside the Trust Account of $1,171,569 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $17,000 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $1,171,569 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 4) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 4), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially held in money market funds. During period September 18, 2020 (Inception) to December 31, 2020, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Deferred Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $17,063,769 have been charged to stockholders’ equity (consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $563,769 of other offering costs).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 28,506,345 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class B Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class B Common Stock, by the weighted average number of non-redeemable Class B Common Stock outstanding for the period. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Below is a reconciliation of the net loss per common stock:

For the Year ended
December 31, 2020
Redeemable Class A Common Stock

Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,255
Allocation of franchise tax	(2,255)

Net Earnings	—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock(1)	$0.00
Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(897,775)
Redeemable Net Earnings	$—

Non-Redeemable Net Loss	$(897,775)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000
Loss/Basic and Diluted Non-Redeemable Common Stock(1)	$(0.12)

(1)	Calculated from original date of issuance

Average shares were reduced for the effect of an aggregate of 1,125,000 shares of Class B common stock that were forfeited since the over-allotment option was not exercised by the underwriters (see Note 4). As of December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

Pursuant to the IPO, the Company sold 30,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of common stock included in the Units being offered, the “Public Shares”), and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On September 23, 2020, the Sponsor paid an aggregate price of $25,000 in exchange for issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). In October 2020, the Sponsor transferred 30,000 Founder Shares to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, the Company’s independent director nominees, in each case for approximately the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 8,505,000 Founder Shares, of which 1,125,000 Founder Shares were forfeited as a result of the over-allotment expiring unexercised.

The initial stockholders, including the Sponsor, have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,333,334 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,000,000 in a private placement.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants will be identical to the warrants sold in the IPO except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrant (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Promissory Note—Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the IPO. The Company had borrowed $95,000 under the promissory note, which was repaid at the closing of the IPO on November 13, 2020.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company agreed, commencing on November 9, 2020, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. From the period from November 9, 2020 to December 31, 2020, the Company incurred and accrued $17,000 of the administrative service fee, which is presented as Due to Related Party on the accompanying balance sheet.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates.

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement will not provide for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock.

Underwriting Agreement

As of December 31, 2020, the over-allotment granted to the underwriters had expired unexercised. On November 13, 2020, the underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $6,000,000.

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 1,493,655 shares of Class A common stock issued and outstanding, excluding 28,506,345 shares of Class A common shares subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding, net of the forfeiture of 1,125,000 shares of Class B common stock as a result of the over-allotment expiring unexercised.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Stock—The Company is authorized to issue 2,500,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, the Company may call the Public Warrants for redemption:

•	in whole and not in part;

•

at $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a certain number of shares of Class A common stock, based on the fair market value of the Class A common stock;

•

if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the notice of redemption is sent to the warrant holders; and

•

if the closing price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders is less than $18.00 per share, the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Investment Held in Trust Account

The following table presents fair value information as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of a money market fund backed by treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account—U.S. Treasury Securities Money Market Fund	$300,002,255	$—	$—

Note 8—Income Taxes

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$175,423
Federal Net Operating loss	13,110

Total deferred tax asset	188,533
Valuation allowance	(188,533)

Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	188,533
State
Current	—
Deferred	—
Change in valuation allowance	(188,533)

Income tax provision	$—

As of December 31, 2020, the Company has $62,427 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 18, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $(188,533).

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	0.00%
Change in valuation allowance	(21.0)%

Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through March 10, 2021, which is the date on which these financial statements were available to be issued. Based upon this review, other than the event disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 24, 2021, the Company entered into an Agreement and Plan of Merger with Lionet Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Latch, Inc., a Delaware corporation (“Latch”), pursuant to which Merger Sub will merge with and into Latch, with Latch surviving the merger as a wholly owned subsidiary of the Company. For further details on the contemplated merger, please see the Form 8-K filed with the Securities and Exchange Commission on January 25, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Robert J. Speyer	51	Chairman and Chief Executive Officer
Paul A. Galiano	56	Chief Operating Officer, Chief Financial Officer and Director
Jenny Wong	35	Chief Investment Officer and Director
Joshua Kazam	44	Director
Jennifer Rubio	33	Director
Ned Segal	46	Director
Michelangelo Volpi	54	Director

Robert J. Speyer, Chairman and Chief Executive Officer

Robert J. Speyer, our Chief Executive Officer and Chairman, is a prominent leader in the real estate industry, with more than 25 years of real estate experience. Mr. Speyer serves as President and Chief Executive Officer of Tishman Speyer, a position he has held since 2008. Since assuming the role of Chief Executive Officer of Tishman Speyer, Mr. Speyer has grown Tishman Speyer into a leading global real estate investment management firm with assets under management of $56.8 billion as of September 30, 2020. Under his leadership, Tishman Speyer has delivered more than 61 million square feet of development and redevelopment across 28 key international markets and 121 investments and acquired an additional 24 million square feet of operating real estate assets across 25 investments, serving the needs of industry-leading tenants around the world. Mr. Speyer also serves as Chief Executive Officer and Chairman of Tishman Speyer Innovation Corp. II, a special purpose acquisition company, a position he has held since November 2020. Mr. Speyer also is the Chairman of the Advisory Board of the Mayor’s Fund to Advance New York City, appointed by Mayor Bloomberg in 2006 and reappointed by Mayor de Blasio in 2014. In addition, Mr. Speyer is Founding Member and Co-Chairman of Breakthrough Properties, a joint-venture with Bellco Capital focused on life science real estate development and management. He is also a member of the Executive Committee of the Partnership for New York City. In 2013, Mr. Speyer became the youngest ever Chairman of the Real Estate Board of New York, the city’s premier industry association, and served as Chairman for five years.

Paul A. Galiano, Chief Operating Officer, Chief Financial Officer and Director

Paul A. Galiano, our Chief Operating Officer, Chief Financial Officer and Director, has extensive experience in the real estate and general investment industry. Since 2000, Mr. Galiano has served as Senior Managing Director at Tishman Speyer and is jointly responsible for supervising and coordinating the firm’s U.S. acquisitions, global debt and equity capital as well as its joint-venture programs. He is a member of Tishman Speyer’s global Investment Committee. Mr. Galiano served as Tishman Speyer’s Chief Financial Officer from 2000 to 2006, responsible for Tishman Speyer’s worldwide financial activities, and previously held the position of Treasurer, having begun his tenure working on tax strategies. Mr. Galiano also serves as Chief Operating Officer, Chief Financial Officer and Director of Tishman Speyer Innovation Corp. II, a special purpose acquisition company, a position he has held since November 2020. Prior to joining Tishman Speyer in 1993, Mr. Galiano was with Arthur Andersen & Co. for seven years, where he specialized in real estate taxation. He is a member of the Urban Land Institute.

Jenny Wong, Chief Investment Officer and Director

Jenny Wong, our Chief Investment Officer and Director, has extensive industry experience with a strong focus on Proptech opportunities. Since 2015, Ms. Wong has served as Managing Director, Innovation, at

Tishman Speyer. She leads Tishman Speyer’s innovation platform and the firm’s Proptech Venture investment activities, and manages innovation and new business initiatives. In her role at Tishman Speyer, Ms. Wong acted as the development lead on MIRA, a condominium development in San Francisco, and led Northern California asset management. Ms. Wong also serves as Chief Investment Officer and Director of Tishman Speyer Innovation Corp. II, a special purpose acquisition company, a position she has held since November 2020. In addition to her work with Tishman Speyer, Ms. Wong is a frequent speaker at numerous conferences on the impact of Proptech in real estate. Prior to joining Tishman Speyer, Ms. Wong was a consultant for McKinsey & Company in New York. She is a member of the Urban Land Institute’s Innovation Council, and currently serves as a member of the Customer Advisory Board of Juniper Square, a leading real estate investment management software firm.

Joshua Kazam, Director

Joshua Kazam is a founder and board member of Allogene Therapeutics, Inc., a public biopharmaceutical company. He was a founder of Kite Pharma and served as a member of its board of directors from its inception in June 2009 until October 2017. In June 2009, Mr. Kazam co-founded Two River Consulting, LLC, a life science consulting and investment firm. He has served on the board of Vision Path, Inc. (d/b/a Hubble Contacts) since May 2016, ByHeart, Inc. since November 2016, Kronos Bio, Inc., since June 2017, Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, Flying Eagle Acquisition Corp. since February 2020, and Soaring Eagle Acquisition Corp. and Tishman Speyer Innovation Corp. II since February 2021. Mr. Kazam previously served as a director of Diamond Eagle Acquisition Corp. from January 2019 until April 2020, Capricor Therapeutics, Inc. from May 2005 until May 2019 and Platinum Eagle Acquisition Corp. from January 2018 to March 2019. Platinum Eagle Acquisition Corp., Diamond Eagle Acquisition Corp. and Flying Eagle Acquisition Corp. are special purpose acquisition companies formed for the purpose of effecting a business combination with one or more businesses. Mr. Kazam has served as the President of Desert Flower Foundation since June 2016 and is a member of the Wharton School’s Undergraduate Executive Board.

Jennifer Rubio, Director

Jennifer Rubio is the co-founder and President of JRSK, Inc. (d/b/a Away), a direct-to-consumer lifestyle brand that creates luggage and other travel products. Before she co-founded Away in 2015, Ms. Rubio served as Global Head of Innovation for All Saints Retail Limited from August 2013 to October 2014. From August 2011 to August 2013, Ms. Rubio served as Head of Social Media for JAND, Inc. (d/b/a Warby Parker). Prior to joining Warby Parker, Ms. Rubio held various marketing and social media positions, working for brands on the agency side and in-house. Ms. Rubio has served on the board of Tishman Speyer Innovation Corp. II, a special purpose acquisition company, since February 2021. Ms. Rubio was an adjunct professor at Miami Ad School from 2010 to 2011 and has been a guest lecturer at New York University, Wharton School of the University of Pennsylvania, Northwestern University, and Harvard University.

Ned Segal, Director

Ned Segal currently serves as Chief Financial Officer of Twitter, Inc., a position he has held since August 2017. In this role, Mr. Segal leads Twitter’s traditional finance functions along with corporate development and business development. From January 2015 to August 2017, Mr. Segal served as Senior Vice President of Finance of Intuit Inc., a financial software company. From April 2013 to January 2015, Mr. Segal served as Chief Financial Officer of RPX Corporation, a patent risk management solutions company. Prior to that, Mr. Segal held various positions at Goldman Sachs & Co, most recently as a Managing Director and Head of Global Software Investment Banking. In this capacity, he advised technology companies on mergers, acquisitions, IPOs, and other equity and debt financings, and led Goldman Sachs investments in multiple technology companies. Mr. Segal currently serves on the board of directors, as a member of the audit committee, of Beyond Meat, Inc., a plant-based meat company, and of Tishman Speyer Innovation Corp. II, a special purpose acquisition company.

Michelangelo Volpi, Director

Michelangelo Volpi has been a partner at Index Ventures, Inc., a venture capital firm investing in technology-enabled companies with a focus on e-commerce, Fintech, mobility, gaming, infrastructure/AI, and security, since 2009. Prior to joining Index Ventures, Mr. Volpi served as the Chief Executive Officer of Joost, an innovator in the field of premium video services delivered over the Internet. Mr. Volpi performed in various executive roles for 13 years at Cisco Systems, Inc. (“Cisco”) beginning in 1994. During this tenure, he served as the company’s Chief Strategy Officer, where he was responsible for Cisco’s corporate strategy as well as business development, strategic alliances, advanced Internet projects, legal services, and government affairs. Mr. Volpi then became Senior Vice President and General Manager of the Routing and Service Provider Technology Group, where he led Cisco’s business for the Service Provider market, and was also responsible for all of Cisco’s routing products. Mr. Volpi began his career as a product development engineer at Hewlett Packard Enterprise Company’s Optoelectronics Division from August 1989 to June 1992. Mr. Volpi has served as director of Elastic N.V., a public software company, since January 2013, Sonos, Inc., a consumer electronics company, since March 2010, and Tishman Speyer Innovation Corp. II, a special purpose acquisition company, since February 2021. Mr. Volpi previously served as director of Fiat Chrysler Automobiles N.V., an automobile company, from April 2017 to January 2021 and of Exor N.V., an investment company, from April 2012 to April 2017, and serves as director of various other private companies. Mr. Volpi is a trustee of The Castilleja School in Palo Alto, California and was a trustee of the Stanford Business School Trust until 2017.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Commencing at our first annual meeting of the stockholders and at each annual meeting of the stockholders thereafter, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting of the stockholders after their election.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our current bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent and that our initial business combination be approved by a majority of our independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. A majority of our board of directors are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that Mr. Kazam, Ms. Rubio, Mr. Segal and Mr. Volpi are “independent directors” as defined under Nasdaq listing standards and applicable SEC rules. Accordingly, a majority of our board of directors are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of the Nasdaq and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Joshua Kazam, Ned Segal and Michelangelo Volpi serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exceptions described above. Joshua Kazam, Ned Segal and Michelangelo Volpi are independent.

Michelangelo Volpi serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Michelangelo Volpi qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and

•

reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

The members of our compensation committee are Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, and Ned Segal serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Our amended and restated certificate of incorporation also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We have filed a copy of our form of Code of Ethics and our audit committee and compensation committee charters as exhibits to the registration statement from our IPO. You may review these documents by accessing our public filings at the SEC’s website. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they may have acquired in the IPO or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION.

None of our executive officers or directors have received any cash compensation for services rendered to us. On September 23, 2020, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for $25,000, or approximately $0.003 per share, 1,125,000 shares of which were later forfeited because the underwriters’ over-allotment option was not exercised. In October 2020, our Sponsor transferred 30,000 Founder Shares to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, our independent directors, in each case for approximately the same per-share price initially paid by our Sponsor. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of an initial business combination and our liquidation, we pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of a Business Combination.

After the completion of a Business Combination, directors or officers who remain with us may be paid consulting or management fees from the Company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the Company to the directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination company will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of the Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we had no equity compensation plans or outstanding equity awards. The following table is presented as of December 31, 2020 in accordance with SEC requirements:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2021, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The following table is based on 37,500,000 shares of common stock of outstanding at March 16, 2021, of which 30,000,000 were shares of Class A common stock and 7,500,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A		Class B
	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned(2)	Percentage of Class
Name of Beneficial Owner(1)
Principal Stockholders:
TS Innovation Acquisitions Sponsor, L.L.C.(3)	—	—	7,380,000	98.4%
Millennium Management LLC(4)	2,508,939	8.4%	—	—
BlueCrest Capital Management Limited(5)	2,500,000	8.3%	—	—
ArrowMark Colorado Holdings, LLC (6).	2,114,964	7.0%	—	—
D1 Capital Partners L.P(7).	2,000,000	6.6%	—	—
Directors and Named Executive Officers
Robert J. Speyer(3)	—	—	(3)	(3)
Paul A. Galiano	—	—	—	—
Jenny Wong	—	—	—	—
Joshua Kazam(8)	—	—	30,000	*
Jennifer Rubio(8)	—	—	30,000	*
Ned Segal(8)	—	—	30,000	*
Michelangelo Volpi(8)	—	—	30,000	*
Directors and executive officers as a group (7 individuals)	—	—	7,500,000	100%

*	Less than one percent.
1.

This table is based on 37,500,000 shares of common stock outstanding at March 16, 2021, of which 30,000,000 were shares of Class A common stock and 7,500,000 were shares of Class B common stock. Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tishman Speyer, 45 Rockefeller Plaza, New York, New York 10111.

2.

Shares of Class B common stock are referred to as “Founder Shares.” The Founder Shares will automatically convert into Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. Beneficial ownership of Class B common stock reflected in this table has not been also reflected as beneficial ownership of the Class A common stock into which such shares may be converted.

3.

TS Innovation Acquisitions Sponsor, L.L.C., the Sponsor, is the record holder of such shares. The sole manager of the Sponsor is Tishman Speyer Properties, L.P. (“Tishman Speyer”). The general partner of Tishman Speyer is Tishman Speyer Properties, Inc. (“Tishman Speyer GP”). Robert J. Speyer, Chairman and Chief Executive Officer of the Issuer, and Jerry I. Speyer are the co-trustees of a voting trust that holds all voting common stock in Tishman Speyer GP and therefore may be deemed to share voting and investment power with respect to the securities subject to this report. Each of the reporting persons disclaims any beneficial ownership of the securities subject to this report, except to the extent of any pecuniary interest therein.

4.

According to the Schedule 13G, filed on November 16, 2020 by Integrated Core Strategies (US) LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (collectively, the “Millennium Parties”), the business address of such parties is 666 Fifth Avenue, New York, New York 10103. The Millennium Parties hold 2,508,939 shares of Class A common stock. Such securities are held through (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), which beneficially owned 1,500,000 shares of the Class A common stock; and (ii) ICS Opportunities Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), which beneficially owned 1,008,939 shares of the Class A common stock. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of the ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities.

5.

According to the Schedule 13G, filed on November 20, 2020 by BlueCrest Capital Management Limited and Michael Platt (“Mr. Platt”), the business address of such parties is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands JE2 4HR. BlueCrest Capital Management Limited serves as investment manager to Millais Limited, a Cayman Islands exempted company, which beneficially owns 2,500,000 shares of Class A common stock. Mr. Platt serves as principal, director and control person of BlueCrest Capital Management Limited. BlueCrest Capital Management Limited and Mr. Platt share the power to vote or direct the vote, and share the power to dispose or direct the disposition of the 2,500,000 common shares.

6.

According to the Schedule 13G, filed on February 16, 2021 by ArrowMark Colorado Holdings, LLC, the business address of such party is 100 Fillmore Street, Suite 325, Denver, Colorado 80206. ArrowMark Colorado Holdings, LLC holds 2,114,964 shares of Class A common stock.

7.

According to the Schedule 13G, filed on February 16, 2021 by D1 Capital Partners L.P. and Daniel Sundheim (“Mr. Sundheim”), the business address of such parties is 9 West 57th Street, 36th Floor, New York, New York 10019. D1 Capital Partners L.P. holds 2,000,000 shares of Class A common stock. D1 Capital Partners L.P. is a registered investment adviser and serves as the investment manager of private investment vehicles and accounts, including D1 Capital Partners Master LP. Mr. Sundheim may be deemed to beneficially own the securities by virtue of the fact that Mr. Sundheim indirectly controls D1 Capital Partners L.P..

8.	In October 2020, the Sponsor transferred 30,000 shares of Class B common stock to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, directors of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 23, 2020, the Sponsor purchased 8,625,000 shares of Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2020, the Sponsor transferred 30,000 Founder Shares to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, the Company’s independent directors, in each case for approximately the same per-share price initially paid by the Sponsor.

The registration statement for the IPO was declared effective on November 9, 2020. On November 13, 2020, the Company consummated the IPO of 30,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one redeemable warrant. Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. The Company granted the underwriters of the IPO a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments, if any.

On December 24, 2020, the over-allotment option expired without any exercise thereof and 1,125,000 Founder Shares were returned by the Sponsor to the Company for no consideration and cancelled, resulting in the Sponsor holding 7,380,000 Founder Shares.

Simultaneous with the consummation of the IPO, the Company consummated the private placement of an aggregate of 5,333,334 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,000,000. Of the gross proceeds received from the IPO and the Private Placement Warrants, $300,000,000 was placed into the Trust Account.

If any of the Company’s officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. The Company’s officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to the Company. The Company may pursue an initial business combination opportunity jointly with the corporate parent of the Sponsor, or one or more of its affiliates, which may include Tishman Speyer or one or more of its affiliates, to which entity an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with the Company in the target business at the time of the Company’s initial business combination, or the Company could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

The Company currently utilizes office space at Rockefeller Center, 45 Rockefeller Plaza, New York, New York 10111 from the Sponsor. On November 9, 2020, the Company began paying to the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial business combination or liquidation, the Company will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Company’s sponsor, officers, directors or the Company’s or their affiliates.

On September 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the IPO. The Company borrowed $95,000 under the Promissory Note, which was repaid at the closing of the IPO on November 13, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If the Company completes an initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the Company’s initial business combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s trust account.

Any of the foregoing payments to the Sponsor, repayments of loans from the Sponsor or repayments of working capital loans prior to the Company’s initial business combination will be made using funds held outside the Trust Account.

After the Company’s initial business combination, members of the Company’s management team who remain with the Company may be paid consulting, management or other fees from the Post-Combination Company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider an initial business combination, as applicable, as it will be up to the directors of the Post-Combination Company to determine executive and director compensation.

The Company has entered into a registration rights agreement with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the period from September 18, (inception) through December 31, 2020
Audit Fees(1)	$45,770
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total Fees	$45,770

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our initial public officering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the financial statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

2.1†	Agreement and Plan of Merger dated as of January 24, 2021, by and among TS Innovation Acquisitions Corp., Lionet Merger Sub Inc. and Latch, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on October 30, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on October 30, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on October 30, 2020).

4.4	Warrant Agreement, dated November 9, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

4.5	Description of Securities.

10.1	Letter Agreement, dated November 9, 2020, by and among the Registrant, its executive officers, its directors and Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.2	Investment Management Trust Agreement, dated November 9, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.3	Registration Rights Agreement, dated November 9, 2020, by and among the Company, Sponsor and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

Exhibit Number	Description

10.4	Private Placement Warrants Purchase Agreement, dated November 9, 2020, by and between the Registrant and Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.6	Administrative Services Agreement, dated November 9, 2020, between the Company and TS Innovation Acquisitions Sponsor, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.7	Securities Subscription Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on October 23, 2020).

10.8	Form of Amended and Restated Registration Rights Agreement, by and among the Registrant, certain equityholders of the Registrant named therein and certain equityholders of Latch (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

10.9	Letter Agreement, dated January 24, 2021, by and among the Company, its officers and directors, Latch and the Sponsor (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

10.10	Company Holders Support Agreement, dated January 24, 2021, by and among Registrant, Latch, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on October 30, 2020).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†

Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K of the Securities Act. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TS INNOVATION ACQUISITIONS CORP.

	By:	/s/ Robert J. Speyer
Name: Robert J. Speyer
Dated: March 16, 2021		Title: Chief Executive Officer and Chairman

POWER OF ATTORNEY

The undersigned directors and officers of TS Innovation Acquisitions Corp. hereby constitute and appoint each of Robert J. Speyer and Paul A. Galiano, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and on our behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Robert J. Speyer Robert J. Speyer	Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2021

/s/ Paul A. Galiano Paul A. Galiano	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 16, 2021

/s/ Jennifer Wong Sharp Jennifer Wong Sharp	Chief Investment Officer and Director	March 16, 2021

/s/ Joshua Kazam Joshua Kazam	Director	March 16, 2021

/s/ Jennifer Rubio Jennifer Rubio	Director	March 16, 2021

/s/ Ned Segal Ned Segal	Director	March 16, 2021

/s/ Michelangelo Volpi Michelangelo Volpi	Director	March 16, 2021

GLOSSARY

As used in this report, unless otherwise noted or the context otherwise requires, references to:

“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses;

“Class A common stock” are to the shares of the Company’s Class A common stock, par value $0.0001 per share;

“Class B common stock” are to the shares of the Company’s Class B common stock, par value $0.0001 per share;

“common stock” are to the Company’s Class A common stock and Class B common stock;

“Company” are to TS Innovation Acquisitions Corp., a Delaware corporation;

“DGCL” are to the Delaware General Corporation Law, as may be amended from time to time;

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

“Founder Shares” are to the shares of the Class B common stock and Class A common stock issued upon the automatic conversion thereof at the time of the Company’s initial business combination;

“GAAP” are to generally accepted accounting principles in the United States, as applied on a consistent basis;

“Initial Stockholders” are to holders of the Founder Shares;

“Investment Company Act” are to the Investment Company Act of 1940, as amended;

“IPO” are to the initial public offering by the Company, which closed on November 13, 2020;

“Latch” are to Latch, Inc.;

“Merger Sub” are to Lionet Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company;

“Public Shares” are to shares of our Class A common stock sold as part of the units in the IPO (whether they were purchased in the IPO or thereafter in the open market);

“public stockholders” are to the holders of the Public Shares, including the Sponsor and management team to the extent the Sponsor and/or members of its management team purchase Public Shares provided that the Sponsor’s and each member of its management team’s status as a “public stockholder” will only exist with respect to such Public Shares;

“Private Placement Warrants” are to the warrants issued to the Sponsor in a private placement simultaneously with the closing of the IPO;

“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

“SEC” are to the U.S. Securities and Exchange Commission;

“Securities Act” are to the Securities Act of 1933, as amended;

“Sponsor” are to TS Innovation Acquisitions Sponsor, L.L.C., a Delaware limited liability company;

“Subscription Agreements” are to those certain subscription agreements the Company entered into with certain investors pursuant to which such investors purchased shares of common stock in connection with the consummation of the transactions contemplated in the Merger Agreement;

“Tishman Speyer” are to Tishman Speyer Properties, L.P., a New York limited partnership, and the parent of the Sponsor; and

“Trust Account” are trust account established by the Company for the benefit of its stockholders at J.P. Morgan Chase Bank, N.A.

Unless specified otherwise, amounts in this report are presented in United States (“U.S.”) dollars. Defined terms in the financial statements contained in this report have the meanings ascribed to them in the financial statements.