Form 10-K/A
period 2020-12-31
TS Innovation Acquisitions Corp.
filed 2021-05-03
CIK 1826000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

TS Innovation Acquisitions Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from September 18, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original 10-K”).

Background of Restatement

On April 29, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from September 18, 2020 (inception) through December 31, 2020, which were included in the Original 10-K, and (ii) certain items on the previously issued audited balance sheet dated as of November 13, 2020, the date on which the Company’s initial public offering (the “IPO”) closed, that were previously reported in a Current Report on Form 8-K filed with the SEC on November 19, 2020 (the “IPO Closing 8-K”). Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing the Company’s warrants. In response to the SEC Statement, the Company reevaluated the accounting treatment of (i) the 10,000,000 public warrants (the “Public Warrants”) that were included in the units issued by the Company in its IPO and (ii) the 5,333,334 private warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”, the Company concluded that the terms of the warrant agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, management concluded that the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at issuance (on the date of the consummation of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of the change.

Effects of Restatement

As a result of the factors described above, the Company has restated in this Amendment: (i) audited financial statements as of December 31, 2020 and for the period from September 18, 2020 (inception) through December 31, 2020 that were previously reported in the Original 10-K, and (ii) certain items on the previously issued audited balance sheet dated as of November 13, 2020, the date on which the IPO closed, that were previously reported in the IPO Closing 8-K, to correct the non-cash items described in Note 2 to the Notes to the Financial Statements included in Part II, Item 8 of this Amendment.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to the Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection with the restatement, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

PART I

References in this report to “we,” “us” or the “Company” refer to TS Innovation Acquisitions Corp., a Delaware corporation, to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TS Innovation Acquisitions Sponsor, L.L.C., a Delaware limited liability company. “Tishman Speyer” refers to Tishman Speyer Properties, L.P., a New York limited partnership, and the parent of our Sponsor. References to our “initial stockholders” refer to our Sponsor and to our independent directors, Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi. Refer to the glossary at the end of this report for additional terms.

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

Simultaneously with the closing of the IPO, we consummated the sale of 5,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8.0 million.

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

•

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following issuance of the SEC Statement, on April 29, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we also identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of December 31, 2020.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Simultaneously with the closing of the IPO, we consummated the sale of 5,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8.0 million.

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

Results of Operations

As of December 31, 2020, we had not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2020, relates to our formation and IPO, and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below). Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from September 18, 2020 (Inception) through December 31, 2020, we had a net loss of $(7,390,372). We incurred $900,030 of formation and operating costs (not charged against stockholders’ equity), transaction costs of $736,407, and a non-cash charge related to changes in fair value of warrant liabilities of $5,756,190, offset in part by interest income of $2,255.

Liquidity and Capital Resources

As of December 31, 2020, we had cash outside our trust account of $1,171,569, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On November 13, 2020, we consummated the IPO of 30,000,000 units at a price of $10.00 per unit, generating gross proceeds of $300.0 million. Simultaneously with the closing of the IPO, we consummated the sale of 5,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrants in a private placement to the Sponsor, generating gross proceeds of $8.0 million.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own

Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the private placement of the Private Placement Warrants, which were previously charged to stockholders’ equity, should be allocated to the warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 25,941,911 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

TS INNOVATION ACQUISITIONS CORP.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

April 30, 2021

TS INNOVATION ACQUISITIONS CORP.

BALANCE SHEET

December 31, 2020

(As Restated)

Assets:
Current assets:
Cash	$1,171,569
Prepaid expenses	626,681

Total current assets	1,798,250
Cash and marketable securities held in Trust Account	300,002,255

Total Assets	$301,800,505

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,220,049
Due to related party	17,000

Total current liabilities	1,237,049
Warrant liability	25,644,337
Deferred underwriters’ discount	10,500,000

Total liabilities	37,381,386

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 25,941,911 shares at redemption value	259,419,110
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 4,058,089 issued and outstanding at December 31, 2020 (excluding 25,941,911 shares subject to possible redemption)	406
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2020	750
Additional paid-in capital	$12,389,225
Accumulated deficit	(7,390,372)

Total Stockholders’ Equity	5,000,009

Total Liabilities and Stockholders’ Equity	$301,800,505

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$900,030

Loss from operations	(900,030)
Other income/(expense):
Change in fair value of warrant liabilities	(5,756,190)
Transaction costs	(736,407)
Interest earned on marketable securities held in Trust Account	2,255

Total other income (expense)	(6,490,342)

Net loss	$(7,390,372)

Basic and diluted weighted average shares outstanding, Class A Common Stock	30,000,000

Basic and diluted net income per share, Class A Common Stock	$0.00

Basic and diluted weighted average shares outstanding, Class B Common Stock	7,500,000

Basic and diluted net loss per share, Class B Common Stock	$(0.99)

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—September 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to TS Innovation Acquisitions Sponsor, L.L.C.	—	—	8,625,000	863	24,137	—	25,000
Sale of 30,000,000 Units on November 13, 2020, net of warrant fair value	30,000,000	3,000	—	—	287,031,147	—	287,034,147
Offering costs	—	—	—	—	(16,327,362)	—	(16,327,362)
Excess of cash received over Fair Value of Private Placement Warrants	—	—	—	—	1,077,706	—	1,077,706
Forfeiture of 1,125,000 by initial stockholders	—	—	(1,125,000)	(113)	113	—	—
Net loss	—	—	—	—	—	(7,390,372)	(7,390,372)
Class A common stock subject to possible redemption	(25,941,911)	(2,594)	—	—	(259,416,516)	—	(259,419,110)

Balance—December 31, 2020	4,058,089	$406	7,500,000	$750	$12,389,225	$(7,390,372)	$5,000,009

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash flows from operating activities:
Net loss	$(7,390,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,255)
Change in fair value of warrant liabilities	5,756,190
Transaction costs	736,407
Changes in operating assets and liabilities
Due to related party	17,000
Prepaid assets	(626,681)
Accounts payable and accrued expenses	870,049

Net cash used in operating activities	(639,662)

Cash flows from investing activities:
Purchase of investments and marketable securities held in Trust	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of offering costs	293,786,231
Proceeds from issuance of Private Placement Warrants	8,000,000
Proceeds from Promissory Note—Related Party	95,000
Repayment of Promissory Note—Related Party	(95,000)

Net cash provided by financing activities	301,811,231

Net change in cash	1,171,569
Cash, beginning of the period	—

Cash, end of period	$1,171,569

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial Value of Class A common stock subject to possible redemption	$266,095,750

Change in value of Class A common stock subject to redemption	$(6,676,640)

Initial Classification of Warrant liability	$19,888,147

Deferred underwriters’ discount payable charged to additional paid in capital	$10,500,000

Accrued offering costs included in accounts payable and accrued expenses	$350,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below) and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”).

Financing

The registration statement for the Company’s initial public offering was declared effective on November 9, 2020 (the “Effective Date”). On November 13, 2020, the Company consummated the initial public offering of 30,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (the “Initial Public Offering” or “IPO”), which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company consummated the sale of 5,333,334 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 5.

Transaction costs of the IPO amounted to $17,063,769, consisting of $6,000,000 of cash underwriting fees, $10,500,000 of deferred underwriting fees, and $563,769 of other offering costs. Of the total transaction costs from the IPO, $736,407 is included in transaction costs in the Statement of Operations and $16,327,362 is included in equity based on relative fair values. See Note 3.

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the IPO (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of incorporation (the “Certificate of incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, the Company’s officers and directors have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the Sponsor, the Company’s officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor, and the Company’s officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, or the Company’s officers and directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective targets or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Liquidity

As of December 31, 2020, the Company had cash outside the Trust Account of $1,171,569 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2020, none of the amounts in the Trust Account were available to be withdrawn as described above.

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $17,000 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $1,171,569 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2— Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement, dated as of November 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). In response to the SEC Statement, the Company reevaluated the accounting treatment of (i) the 10,000,000 redeemable warrants (the “Public Warrants”) that were included in the Units issued by the Company in its IPO and (ii) the 5,333,334 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (see Note 2, Note 4, Note 5 and Note 8). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives

and Hedging; Contracts in Entity’s Own Equity, the Company concluded that the terms of the Warrant Agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, management concluded that the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at issuance (on the date of the consummation of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of the change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from September 18, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and (ii) certain items on the audited balance sheet dated as of November 13, 2020, as previously reported in a Current Report on Form 8-K filed with the SEC on November 19, 2020. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at November 13, 2020
Warrant Liability	$—	$19,888,147	$19,888,147
Total Liabilities	$10,916,886	$19,888,147	$30,805,033
Class A common stock subject to possible redemption	285,983,890	(19,888,140)	266,095,750
Class A common stock	140	199	339
Additional paid-in capital	5,001,338	736,407	5,737,745
Accumulated deficit	(2,331)	(736,407)	(738,738)
Total Stockholders’ Equity	5,000,010	(7)	5,000,003

Balance Sheet at December 31, 2020
Warrant Liability	$—	$25,644,337	$25,644,337
Total Liabilities	11,737,049	25,644,337	37,381,386
Class A common stock subject to possible redemption,	285,063,450	(25,644,340)	259,419,110
Class A common stock	149	257	406
Additional paid-in capital	5,896,882	6,492,343	12,389,225
Accumulated deficit	(897,775)	(6,492,597)	(7,390,372)
Total Stockholders’ Equity	$5,000,006	$3	$5,000,009

Statement of Operations for the period from September 18, 2020 (inception) through December 31, 2020
Transaction costs	—	(736,407)	(736,407)
Unrealized loss on change in fair value of warrant liability	—	(5,756,190)	(5,756,190)
Total other income (expense)	$2,255	$(6,492,597)	$(6,490,342)
Net Loss	(897,775)	(6,492,597)	(7,390,372)
Basic and diluted net loss per share, Class B Common Stock	$(0.12)	$(0.87)	$(0.99)

Statement of Cash Flows for the period from September 18, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(897,775)	$(6,492,597)	$(7,390,372)
Unrealized loss on change in fair value of warrant liability	—	5,756,190	5,756,190
Transactions costs	—	736,407	736,407

Supplemental disclosure of cash flow information:
Class A common stock subject to possible redemption	$285,063,450	$(25,644,340)	$259,419,110

Note 3—Summary of Significant Accounting Policies

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

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially held in money market funds. During period September 18, 2020 (Inception) through December 31, 2020, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statement of Operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $17,063,769 (consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $563,769 of other offering costs) were recognized with $736,407 in transaction costs, which was allocated to the Public Warrants and Private Placement Warrants, included in the Statement of Operations as transaction costs and $16,327,362 included in stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 25,941,911 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Below is a reconciliation of the net loss per common stock:

For the Year ended
December 31, 2020
Redeemable Class A Common Stock

Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,255
Allocation of franchise tax	(2,255)

Net Earnings	—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock(1)	$0.00
Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(7,390,372)
Redeemable Net Earnings	$—

Non-Redeemable Net Loss	$(7,390,372)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000
Loss/Basic and Diluted Non-Redeemable Common Stock(1)	$(0.99)

(1)	Calculated from original date of issuance

Average shares were reduced for the effect of an aggregate of 1,125,000 shares of Class B common stock that were forfeited since the over-allotment option was not exercised by the underwriters (see Note 5). As of December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 13, 2020) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

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

See Note 8 for additional information on assets and liabilities measured at fair value.

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

Note 4—Initial Public Offering

Pursuant to the IPO, the Company sold 30,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of common stock included in the Units being offered, the

“Public Shares”), and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Underwriting Agreement

As of December 31, 2020, the over-allotment granted to the underwriters had expired unexercised. On November 13, 2020, the underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $6,000,000. The underwriter is entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 4,058,089 shares of Class A common stock issued and outstanding, excluding 25,941,911 shares of Class A common shares subject to possible redemption.

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

Note 8—Recurring Fair Value Measurements

Warrant Liability

At December 31, 2020, the Company’s warrant liability was valued at $25,644,337. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following table presents fair value information as of December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of a money market fund backed by treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy. For the period ending December 31, 2020 there were no transfers into or out of the Level 1, Level 2, or Level 3 classification.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities Money Market Fund	$300,002,255	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$8,987,260
Public Warrants	$—	$—	$16,657,077

Measurement

The Company established the initial fair value for the Warrants on November 13, 2020, the date of the consummation of the Company’s Initial Public Offering. On December 31, 2020 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model for the Private Placement Warrants and the Public

Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and at December 31, 2020:

Input	November 13, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.51%	0.44%
Expected term (years)	5.84	5.56
Expected volatility	23.9%	24.2%
Exercise price	$11.50	$11.50
Fair value of Units	$9.55	$10.12

The change in the fair value of the warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Fair value at issuance November 13, 2020	$19,888,147
Change in fair value	5,756,190
Fair Value at December 31, 2020	$25,644,337

Note 9—Income Taxes

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$331,592
Federal Net Operating loss	11,586

Total deferred tax asset	343,178
Valuation allowance	(343,178)

Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	343,178
State
Current	—
Deferred	—
Change in valuation allowance	(343,178)

Income tax provision	$—

As of December 31, 2020, the Company has $55,172 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 18, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $(343,178).

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(16.4)%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	0.00%
Change in valuation allowance	(4.6)%

Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the event disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued the SEC Statement on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2020. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

Management’s Report on Internal Control Over Financial Reporting

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

2.1†	Agreement and Plan of Merger dated as of January 24, 2021, by and among TS Innovation Acquisitions Corp., Lionet Merger Sub Inc. and Latch, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on October 30, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on October 30, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on October 30, 2020).

4.4	Warrant Agreement, dated November 9, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

4.5*	Description of Securities.

10.1	Letter Agreement, dated November 9, 2020, by and among the Registrant, its executive officers, its directors and Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.2	Investment Management Trust Agreement, dated November 9, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.3	Registration Rights Agreement, dated November 9, 2020, by and among the Company, Sponsor and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

Exhibit Number	Description

10.4	Private Placement Warrants Purchase Agreement, dated November 9, 2020, by and between the Registrant and Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.6	Administrative Services Agreement, dated November 9, 2020, between the Company and TS Innovation Acquisitions Sponsor, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2020).

10.7	Securities Subscription Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on October 23, 2020).

10.8	Form of Amended and Restated Registration Rights Agreement, by and among the Registrant, certain equityholders of the Registrant named therein and certain equityholders of Latch (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

10.9	Letter Agreement, dated January 24, 2021, by and among the Company, its officers and directors, Latch and the Sponsor (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

10.10	Company Holders Support Agreement, dated January 24, 2021, by and among Registrant, Latch, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on October 30, 2020).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†

Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K of the Securities Act. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TS INNOVATION ACQUISITIONS CORP.

	By:	/s/ Robert J. Speyer
Name: Robert J. Speyer
Dated: May 3, 2021		Title: Chief Executive Officer and Chairman

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

Name	Title	Date

/s/ Robert J. Speyer Robert J. Speyer	Chief Executive Officer and Chairman (Principal Executive Officer)	May 3, 2021

/s/ Paul A. Galiano Paul A. Galiano	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 3, 2021

/s/ Jennifer Wong Sharp Jennifer Wong Sharp	Chief Investment Officer and Director	May 3, 2021

/s/ Joshua Kazam Joshua Kazam	Director	May 3, 2021

/s/ Jennifer Rubio Jennifer Rubio	Director	May 3, 2021

/s/ Ned Segal Ned Segal	Director	May 3, 2021

/s/ Michelangelo Volpi Michelangelo Volpi	Director	May 3, 2021

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