Form 10-Q
period 2021-03-31
TS Innovation Acquisitions Corp.
filed 2021-05-18
CIK 1826000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-39688

TS INNOVATION ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3087759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Rockefeller Center 45 Rockefeller Plaza New York, New York	10111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 715-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	TSIAU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	TSIA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	TSIAW	The Nasdaq Stock Market LLC

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

As of May 18, 2021, the Registrant had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TS INNOVATION ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current Assets:
Cash	$739,467	$1,171,569
Prepaid expenses	582,655	626,681

Total current assets	1,322,122	1,798,250
Cash and marketable securities held in Trust Account	300,005,261	300,002,255

Total Assets	$301,327,383	$301,800,505

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,192,897	$1,220,049
Due to related party	47,000	17,000

Total current liabilities	3,239,897	1,237,049
Warrant liability	32,254,270	25,644,337
Deferred underwriters’ discount	10,500,000	10,500,000

Total liabilities	45,994,167	37,381,386

Commitments
Class A Common Stock subject to possible redemption, 25,033,322 and 25,941,911 shares at redemption value, respectively	250,333,215	259,419,110
Stockholders’ Equity:
Preferred shares, $0.0001 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 4,966,678 and 4,058,089 issued and outstanding (excluding 25,033,322 and 25,941,911 shares subject to possible redemption), respectively	497	406
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	21,475,028	12,389,225
Accumulated deficit	(16,476,274)	(7,390,372)

Total stockholders’ equity	5,000,001	5,000,009

Total Liabilities and stockholders’ equity	$301,327,383	$301,800,505

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

For the Quarter ended March 31, 2021
(Unaudited)
Formation and operating costs	$2,478,975

Loss from operations	(2,478,975)

Other income/(expense)
Change in fair value of warrant liabilities	(6,609,933)
Interest income	3,006

Total other income/(expense)	(6,606,927)

Net loss	$(9,085,902)

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000

Basic and diluted net income per share	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000

Basic and diluted net loss per share	$(1.21)

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	4,058,089	$406	7,500,000	$750	$12,389,225	$(7,390,372)	$5,000,009
Change in Class A common stock subject to possible redemption	908,589	91	—	—	9,085,803	—	9,085,894
Net Loss	—	—	—	—	—	$(9,085,902)	$(9,085,902)

Balance as of March 31, 2021 (Unaudited)	4,966,678	$497	7,500,000	$750	$21,475,028	$(16,476,274)	$5,000,001

See accompanying notes to financial statements.

TS INNOVATION ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Quarter ended March 31, 2021 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(9,085,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,006)
Change in fair value of warrant liabilities	6,609,933
Changes in operating assets and liabilities:
Due to related party	30,000
Prepaid assets	44,026
Accounts payable and accrued expenses	1,972,847

Net cash used in operating activities	(432,102)

Net Change in Cash	(432,102)
Cash, beginning of the period	1,171,569

Cash, end of period	$739,467

Supplemental Disclosure of Non-cash Operating and Financing Activities:
Value of Class A common stock subject to possible redemption at December 31, 2020	$259,419,109

Change in value of Class A common stock subject to redemption	(9,085,894)

Value of Class A common stock subject to possible redemption at March 31, 2021	$250,333,215

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

On January 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lionet Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Latch, Inc., a Delaware corporation (“Latch”), pursuant to which Merger Sub will merge with and into Latch, with Latch surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The transaction values Latch at an equity value of $1.56 billion post-money. Latch is a maker of the full-building enterprise software-as-a-service (SaaS) platform LatchOS. On May 12, 2021, the Company’s registration statement on Form S-4, as amended (Registration No. 333-254103) relating to the Merger was declared effective by the U.S. Securities and Exchange Commission (the “SEC”).

Upon closing of the Merger, the combined company’s common stock is expected to trade on NASDAQ under the ticker symbol “LTCH”.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business

Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the Private Placement Warrants to the Sponsor, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the IPO (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of incorporation (the “Certificate of incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, the Company’s officers and directors have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the Sponsor, the Company’s officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

Proposed Business Combination with Latch

Merger Agreement

If the Merger Agreement is approved and adopted and the Merger is subsequently completed, Merger Sub will merge with and into Latch with Latch surviving the Merger as a wholly owned subsidiary of the Company.

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

Sponsor Agreement

In connection with the execution of the Merger Agreement, pursuant to the terms of a sponsor agreement (the “Sponsor Agreement”), dated January 24, 2021, entered into among Latch, the Company, the Sponsor and the Company’s directors and officers, the Sponsor and the Company’s directors and officers have agreed to vote any Public Shares and Founder Shares held by them in favor of each of the proposals presented at the special meeting of the Company’s stockholders. The Sponsor, the Company’s directors and officers and their permitted transferees own at least 20% of the Company’s outstanding common stock entitled to vote thereon. The quorum and voting thresholds at the special meeting and the Sponsor Agreement may make it more likely that the Company will consummate the Merger. In addition, pursuant to the terms of the Sponsor Agreement, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a business combination, have agreed not to transfer any Public Shares and Founder Shares held by them for a certain period of time following the Merger, and have agreed to subject the Founder Shares held by Sponsor as of the Closing to certain time and performance-based vesting provisions.

Latch Holders Support Agreement

In connection with the execution of the Merger Agreement, the Company, Latch and certain stockholders of Latch (collectively, the “Supporting Latch Stockholders” and each, a “Supporting Latch Stockholder”) entered into a holders support agreement dated January 24, 2021 (the “Latch Holders Support Agreement”). The Latch Holders Support Agreement provides, among other things, each Supporting Latch Stockholder agreed to (i) vote at any meeting of the stockholders of Latch all of its Latch common stock and/or Latch preferred stock, as applicable (or any securities convertible into or exercisable or exchangeable for Latch common stock or Latch preferred stock), held of record or thereafter acquired in favor of the Transactions and the adoption of the Merger Agreement; (ii) appoint the chief executive officer of Latch as such stockholder’s proxy in the event such stockholder fails to fulfill its obligations under the Latch Holders Support Agreement, (iii) be bound by certain other covenants and agreements related to the Merger and (iv) be bound by certain transfer restrictions with respect to Latch securities, in each case, on the terms and subject to the conditions set forth in the Latch Holders Support Agreement.

Subscription Agreements

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with the subscribers party thereto (the “Subscribers”), pursuant to which the Subscribers have agreed to purchase, and the Company has agreed to sell the Subscribers, (i) an aggregate of 19,000,000 shares of Class A common stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $190,000,000, plus (ii) a number of shares of the Company Class A common stock at a purchase price of $10.00 per share, equal to the value necessary to fund the Cash Election Consideration. The Subscriptions are expected to close immediately prior to the closing of the Merger on the closing date. The consummation of the Subscriptions is contingent upon, among other customary closing conditions, the satisfaction or waiver of all conditions precedent to the closing of the Merger set forth in the Merger Agreement and the substantially concurrent consummation of the Merger.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $739,467 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $95,000 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $739,467 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 4) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 4), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 3, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 25,033,322 and 25,941,911 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 5,333,334 shares of Class A common stock in the aggregate.

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

Below is a reconciliation of the net loss per common stock:

For the Quarter ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$3,006
Less: interest available to pay taxes	(3,006)

Net Earnings	$0
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(9,085,902)
Redeemable Net Earnings	$(3,006)

Non-Redeemable Net Loss	$(9,088,908)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(1.21)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

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

See Note 7 for additional information on assets and liabilities measured at fair value.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of $30,350 which had a full valuation allowance recorded against it.

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company does not currently have taxable income, but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from September 18, 2020 (inception) through March 31, 2021, the Company did not incur income tax expense.

There were no unrecognized tax benefits as of March 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

Pursuant to the IPO, the Company sold 30,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of common stock included in the Units being offered, the “Public Shares”), and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, as described below.

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

Note 4—Related Party Transactions

Founder Shares

On September 23, 2020, the Sponsor paid an aggregate price of $25,000 in exchange for issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). In October 2020, the Sponsor transferred 30,000 Founder Shares to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, the Company’s independent director nominees, in each case for approximately the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 7,380,000 Founder Shares (after the forfeiture of 1,125,000 Founder Shares as a result of the over-allotment expired unexercised).

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

Administrative Services Agreement

The Company has agreed, commencing on November 9, 2020, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. From the period from January 1, 2021, to March 31, 2021, the Company had incurred and accrued $30,000 of the administrative service fee presented as Due to Related Party on the accompanying balance sheet. At March 31, 2021 and December 31, 2020, $47,000 and $17,000 was outstanding, respectively.

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

Sponsor Agreement

Pursuant to the terms of the Sponsor Agreement, entered into among Latch, the Company, the Sponsor and the Company’s directors and officers, the Sponsor and the Company’s directors and officers have agreed to vote any Public Shares and Founder Shares held by them in favor of each of the proposals presented at the special meeting of the Company’s stockholders. The Sponsor, the Company’s directors and officers and their permitted transferees own at least 20% of the Company’s outstanding common stock entitled to vote thereon. The quorum and voting thresholds at the special meeting and the Sponsor Agreement may make it more likely that the Company will consummate the Merger. In addition, pursuant to the terms of the Sponsor Agreement, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a business combination, have agreed not to transfer any Public Shares and Founder Shares held by them for a certain period of time following the Merger, and have agreed to subject the Founder Shares held by Sponsor as of the Closing to certain time and performance-based vesting provisions.

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock.

Underwriting Agreement

The underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $10,500,000, upon the completion of the Company’s initial Business Combination.

Note 6—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 2,500,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020 respectively, there were 4,966,678 and 4,058,089 shares of Class A common stock issued and outstanding, excluding 25,033,322 and 25,941,911 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

Note 7 —Recurring Fair Value Measurements

Investment Held in Trust Account

As of March 31, 2021, and December 31, 2020, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $300,005,261 and $300,002,255, respectively, which was held in a money market fund. Since all of the Company’s permitted investments consist of treasury securities fund, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2021 and December 31, 2020, the Company’s warrant liability was valued at $32,254,270 and $25,644,337, respectively. The warrants are recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

All of the Company’s permitted investments consist of a money market fund backed by treasury securities. Fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Private Placement Warrant liability at December 31, 2020 and March 31 2021 and Public Warrant liability at December 31, 2020 is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants at March 31, 2021 is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy. For the period ended December 31, 2020 there were no reclassifications into Level 1, Level 2 or Level 3. For the period ending March 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 2 classification. No other reclassifications occurred during the period.

The following tables presents fair value information as of March 31, 2021 and December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2021
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$300,005,261	$300,005,261	$—	$—
Liabilities:
Private Placement Warrants	$12,054,270	$—	$—	12,054,270
Public Warrants	$20,200,000	$—	$20,200,000	—

	December 31, 2020
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$300,002,255	$300,002,255	$—	$—
Liabilities:
Private Placement Warrants	$8,987,260	$—	$—	8,987,260
Public Warrants	$16,657,077	$—	$—	16,657,077

Measurement—Warrants

On March 31, 2021 and December 31, 2020 the fair value of the Company’s Warrants was determined. The Private Placement Warrants were not separately traded on an open market for March 31, 2021 or for December 31, 2020. The Public Warrants were not separately traded on an open market at December 31, 2020. As such, the Company used a Monte Carlo simulation model for those periods. For those periods, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants at March 31, 2021 and December 31, 2020 and for the Public Warrants at December 31, 2020 are as follows:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.97%	0.44%
Expected term (years)	5.22	5.56
Expected volatility	24.4%	24.2%
Exercise price	$11.50	$11.50
Fair value of Units	$10.86	$10.12

The Company’s warrant liability at March 31, 2021 for the Public Warrants is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liability
Fair value at December 31, 2020	$25,644,337
Public Warrants reclassified to level 2(1)	(12,054,270)
Change in fair value	6,609,933
Fair Value at March 31, 2021	$20,200,000

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 8—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through May 18, 2021, which is the date on which these financial statements were issued. Based upon this review, other than the event disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 12, 2021, the Company’s registration statement on Form S-4, as amended (Registration No. 333-254103) relating to the Merger was declared effective by the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Special Note Regarding Forward-Looking Statements

This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing in our Annual Report on Form 10-K filed with the SEC. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, originally incorporated in Delaware on September 18, 2020 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination.

Following the closing of our initial public offering (the “IPO”), on November 13, 2020, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by November 13, 2022, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Proposed Business Combination with Latch

On January 24, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lionet Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Latch, Inc., a Delaware corporation (“Latch”), pursuant to which Merger Sub will merge with and into Latch, with

Latch surviving the merger as a wholly owned subsidiary of the Company (the “Merger”) If (i) the Merger Agreement is adopted and the transactions contemplated thereby, including the Merger, are approved by the Company’s and Latch’s stockholders, (ii) the Merger Agreement and the transactions contemplated thereby, including the issuance of Class A common stock to be issued as the merger consideration, pursuant to the Subscription Agreements, and pursuant to the conversion of Class B common stock, are approved by the Company’s stockholders, and (iii) the Merger is subsequently completed, Merger Sub will merge with and into Latch, with Latch surviving the merger as a wholly owned subsidiary of the Company.

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

On May 12, 2021, the Company’s registration statement on Form S-4, as amended (Registration No. 333-254103) relating to the Merger was declared effective by the SEC.

See Note 1 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about the Merger.

Results of Operations

As of March 31, 2021, we had not commenced any operations. All activity for the period from January 1, 2021 through March 31, 2021, relates to our formation and IPO, and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined below).

For the period from January 1, 2021 through March 31, 2021, we had a net loss of $9,085,902. We incurred $2,478,975 of formation and operating costs, driven by $2,140,000 of legal fees associated with the Merger, and $6,609,933 unrealized loss on change in fair value of warrants. Interest income of $3,006 partially offset these losses.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside our trust account of $739,467, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay our Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

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

Warrant Liabilities

We account for the warrants issued in connection with our IPO in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in our statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 25,033,322 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 5,333,334 shares of Class A common stock in the aggregate.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting as of March 31, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of March 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Description

2.1†	Agreement and Plan of Merger dated as of January 24, 2021, by and among TS Innovation Acquisitions Corp., Lionet Merger Sub Inc. and Latch, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021).

10.1	Letter Agreement, dated January 24, 2021, by and among the Company, its officers and directors, Latch and the Sponsor (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

10.2	Latch Holders Support Agreement, dated January 24, 2021, by and among Registrant, Latch, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 10, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TS INNOVATION ACQUISITIONS CORP.

	By:	/s/ Paul A. Galiano
Name: Paul A. Galiano
Dated: May 18, 2021		Title: Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

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