Form 10-Q
period 2021-06-30
Latch, Inc.
filed 2021-08-13
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39688

Latch, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3087759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
508 West 26th Street, Suite 6G
New York, New York 10001
(917) 338-3915
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	LTCH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common stock at an exercise price of $11.50 per share	LTCHW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 11, 2021, there were 141,270,885 shares of the registrant’s common stock outstanding, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2021 titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•the impact of the novel coronavirus (“COVID-19”) pandemic, including the continued spread of highly transmissible variants of the virus, on our business, financial condition and results of operations;
•our ability to realize the benefits of the Business Combination (as defined below);
•legal proceedings, regulatory disputes and governmental inquiries;
•privacy and data protection laws, privacy or data breaches or the loss of data;
•the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
•increases in component costs, long lead times, supply shortages and other disruptions to our supply chain;
•delays in construction timelines at our customers’ building sites;
•any defects in new products or enhancements to existing products;
•our ability to continue to develop new products and innovations to meet constantly evolving customer demands;
•our ability to hire, retain, manage and motivate employees, including key personnel;
•our ability to enhance future operating and financial results;
•compliance with laws and regulations applicable to our business;
•our ability to upgrade and maintain our information technology systems;
•our ability to acquire and protect intellectual property; and
•our ability to successfully deploy the proceeds from the Business Combination.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Latch, Inc. and Subsidiaries
Form 10-Q
Table of Contents

Page
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 (audited)	1
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2021 and 2020	2
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2021 and 2020	3
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38
Part II - Other Information	40
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	41
Signatures	42

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of June 30, 2021 (unaudited)	As of December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$471,999	$60,529
Accounts receivable, net	12,143	8,227
Inventories, net	8,966	8,293
Prepaid expenses and other current assets	3,077	3,309
Total current assets	496,185	80,358
Property and equipment, net	1,157	753
Internally developed software, net	10,145	7,416
Other non-current assets	1,134	1,082
Total assets	$508,621	$89,609

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,397	$3,732
Accrued expenses	11,071	5,781
Deferred revenue - current	3,686	2,344
Other current liabilities	1,101	—
Total current liabilities	20,255	11,857
Deferred revenue - non-current	16,880	13,178
Term loan, net	—	5,481
Convertible notes, net	—	51,714
Warrant liability	18,667	—
Other non current liabilities	559	1,051
Total liabilities	56,361	83,281

Commitments and contingencies (see Note 10)

Redeemable convertible preferred stock - $0.00001 par value, 63,877,518 shares authorized, 63,756,438 shares issued and outstanding as of December 31, 2020: liquidation preference - $165,562(1)	—	160,605

Stockholders’ equity (deficit)
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 140,522,318 and 8,168,780 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively(1)	15	—
Additional paid-in capital	692,600	7,901
Accumulated other comprehensive income	4	9
Accumulated deficit	(240,359)	(162,187)
Total stockholders’ equity (deficit)	452,260	(154,277)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$508,621	$89,609
(1)Shares outstanding for all periods reflect the adjustment for the Exchange Ratio as a result of the Business Combination. Shares issued and outstanding as of June 30, 2021 excludes 738,000 shares subject to vesting requirements. See Note 1, Description of Business.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Hardware and other related revenue	$7,202	$1,925	$12,216	$3,957
Software revenue	1,810	827	3,425	1,521
Total revenue	9,012	2,752	15,641	5,478
Cost of revenue(1):
Cost of hardware and other related revenue(2)	8,069	3,179	14,097	6,382
Cost of software revenue	173	60	307	119
Total cost of revenue	8,242	3,239	14,404	6,501
Operating expenses:
Research and development(2)	6,989	6,930	16,604	12,534
Sales and marketing(2)	5,055	2,863	8,805	7,255
General and administrative(2)	9,993	3,976	27,689	9,052
Depreciation and amortization	689	313	1,342	586
Total operating expenses	22,726	14,082	54,440	29,427
Loss from operations	(21,956)	(14,569)	(53,203)	(30,450)
Other income (expense)
Change in fair value of derivative liabilities	(8,991)	—	(12,588)	—
Change in fair value of warrant liability	(4,795)	—	(4,795)	—
Loss on extinguishment of debt	(1,469)	—	(1,469)	—
Interest expense, net	(2,873)	(291)	(6,191)	(351)
Other income (expense)	23	(126)	84	(126)
Total other expense	(18,105)	(417)	(24,959)	(477)
Loss before income taxes	(40,061)	(14,986)	(78,162)	(30,927)
Income taxes	10	—	10	—
Net loss	$(40,071)	$(14,986)	$(78,172)	$(30,927)
Other comprehensive income (loss)
Foreign currency translation adjustment	2	—	(5)	—
Comprehensive loss	$(40,069)	$(14,986)	$(78,177)	$(30,927)

Net loss per common share
Basic and diluted net loss per common share	$(0.78)	$(2.11)	$(2.52)	$(4.36)
Weighted averages shares outstanding
Basic and diluted	51,256,111	7,106,954	30,960,173	7,089,239

(1)Exclusive of depreciation and amortization shown in operating expense below.
(2)Stock-based compensation expense included in cost of revenue and operating expenses is as follows:
Cost of hardware and other related revenue	$16	$2	$31	$6
Research and development	98	99	4,096	196
Sales and marketing	43	34	203	71
General and administrative	267	216	10,586	434
Total stock-based compensation	$424	$351	$14,916	$707

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

January 1, 2020	68,318	$150,305	7,839	$—	$5,724	$—	$(96,193)	$(90,469)
Retroactive application of Exchange Ratio	(7,030)	—	(807)	—	—	—	—	—
January 1, 2020 as adjusted	61,288	150,305	7,032	—	5,724	—	(96,193)	(90,469)
Issuance of Series B-1 Preferred stock for cash, net of issuance costs	2,468	10,300	—	—	—	—	—	—
Exercises of common stock options	—	—	55	—	19	—	—	19
Stock-based compensation	—	—	—	—	366	—	—	366
Net loss	—	—	—	—	—	—	(15,941)	(15,941)
March 31, 2020	63,756	$160,605	7,087	$—	$6,109	$—	$(112,134)	$(106,025)
Exercises of common stock options	—	—	65	—	25	—	—	25
Stock-based compensation	—	—	—	—	359	—	—	359
Net loss	—	—	—	—	—	—	(14,986)	(14,986)
June 30, 2020	63,756	160,605	7,152	$—	$6,493	$—	$(127,120)	$(120,627)

January 1, 2021	71,069	$160,605	9,106	$—	$7,901	$9	$(162,187)	$(154,277)
Retroactive application of Exchange Ratio	(7,313)	—	(937)	—	—	—	—	$—
January 1, 2021, as adjusted	63,756	160,605	8,169	—	7,901	9	(162,187)	(154,277)
Exercises of common stock options	—	—	5,428	—	2,816	—	—	2,816
Foreign translation adjustment	—	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	—	14,513	—	—	14,513
Net loss	—	—	—	—	—	—	(38,101)	(38,101)
March 31, 2021	63,756	$160,605	13,597	$—	$25,230	$2	$(200,288)	$(175,056)
Conversion of Convertible Notes	—	—	6,925	—	69,252	—	—	69,252
Conversion of Legacy Latch warrants	—	—	233	—	2,143	—	—	2,143
Conversion of redeemable convertible preferred stock to common shares	(63,756)	(160,605)	63,756	1	160,604	—	—	160,605
Reverse recapitalization, net of transaction costs (1)	—	—	56,011	14	434,912	—	—	434,926
Foreign translation adjustment	—	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	459	—	—	459
Net loss	—	—	—	—	—	—	(40,071)	(40,071)
June 30, 2021	—	—	140,522	15	692,600	4	(240,359)	452,260
(1) Excludes 738,000 shares subject to vesting requirements. See Note 1, Description of Business.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(78,172)	$(30,927)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,342	586
Non-cash interest expense	3,490	—
Change in fair value of derivative liabilities	12,588	—
Change in fair value of warrant liability	4,795	—
Loss on extinguishment of debt	1,469	—
Provision for excess and obsolete inventory	53	72
Allowance (reversal) for doubtful accounts	159	(196)
Stock-based compensation	14,916	707
Changes in assets and liabilities
Accounts receivable	(4,076)	(671)
Inventories	(726)	(5,486)
Prepaid expenses and other current assets	742	(478)
Other non-current assets	(92)	(864)
Accounts payable	274	846
Accrued expenses	3,875	907
Other current liabilities	299	—
Other non-current liabilities	1,185	452
Deferred revenue	5,044	4,961
Net cash used in operating activities	(32,835)	(30,091)
Investing activities
Purchase of property and equipment	(584)	(120)
Development of internal software	(3,727)	(2,973)
Purchase of intangible assets	—	(207)
Net cash used in investing activities	(4,311)	(3,300)
Financing activities
Proceeds from issuance of Series B-1 preferred stock, net of issuance costs	—	10,300
Proceeds from business combination and private offering, net of issuance costs	450,003	—
Repayment of term loan	(5,000)	—
Proceeds from unsecured loan	—	3,441
Repayment of unsecured loan	—	(3,441)
Proceeds from issuance of common stock	2,816	44
Proceeds from revolving credit facility	855	—
Repayment of revolving credit facility	(53)	—
Net cash provided by financing activities	448,621	10,344
Effect of exchange rate on cash	(5)	3
Net change in cash and cash equivalents	411,470	(23,044)
Cash and cash equivalents
Beginning of period	60,529	54,218
End of period	$471,999	$31,174

Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$56	$18
Accrued issuance costs	$1,715	$—
Accrued fixed assets	$133	$—
Private placement warrants received as part of business combination	$13,872	$—

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

1.DESCRIPTION OF BUSINESS

Latch, Inc. (referred to herein, collectively with its subsidiaries, as “Latch” or the “Company”) is an enterprise technology company focused on revolutionizing the way people experience spaces by making spaces better places to live, work and visit. Latch has created a full-building operating system, LatchOS, that addresses the essential needs of modern buildings by streamlining building operations, enhancing the resident experience and enabling more efficient interactions with service providers.

On June 4, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of January 24, 2021 (the “Merger Agreement”), by and among the Company (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc. (“Legacy Latch”)) and Lionet Merger Sub Inc., a wholly owned subsidiary of TSIA (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly owned subsidiary of the Company (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). In connection with the closing of the Transactions, the Company changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. The “Post Combination Company” following the Business Combination is Latch, Inc.

The Company is located and headquartered in New York, NY. Other offices operated by the Company are in San Francisco, CA and Taipei, Taiwan. In May 2019, Legacy Latch incorporated Latch Taiwan, Inc., a wholly owned subsidiary, in the state of Delaware. In October 2020, Legacy Latch incorporated Latch Insurance Solutions, LLC, a wholly owned subsidiary, in the state of Delaware. The Company’s revenues are derived primarily from operations in North America.

The Business Combination
On January 24, 2021, TSIA entered into the Merger Agreement with Merger Sub and Legacy Latch. Legacy Latch’s board of directors unanimously approved Legacy Latch’s entry into the Merger Agreement.

On June 3, 2021, TSIA held a special meeting of its stockholders (the “Special Meeting”), at which the TSIA stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other Transactions contemplated by the Merger Agreement.

On June 4, 2021, the Company consummated the Business Combination and the other Transactions (the “Closing”). The following occurred upon the Closing:
•The mandatory conversion feature upon a business combination was triggered for the Convertible Notes described in Note 8, Debt, causing a conversion of the $50.0 million outstanding principal amount of these Convertible Notes and any unpaid accrued interest into equity securities at a specified price. The noteholders received approximately 6.9 million shares of common stock in the Post Combination Company. Also, the embedded derivative related to the Convertible Notes was extinguished as part of the Closing.
•The 71.1 million outstanding shares of redeemable convertible preferred stock described in Note 11, Convertible Preferred Stock and Equity, were exchanged for 63.8 million shares of common stock in the Post Combination Company.
•Repayment in full of the outstanding principal and accrued interest on the term loan, described in Note 8, Debt, in the total amount of $5.0 million. The embedded derivative on the warrants issued in connection with the term loan was extinguished as part of the Closing.
•Holders of 5,916 shares of TSIA’s Class A common stock sold in its initial public offering (the “Initial Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from TSIA’s initial public offering (the “TSIA IPO”), calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $59,160 in the aggregate.
•The shares of TSIA Class B common stock held by TS Innovation Acquisitions Sponsor, L.L.C. (“Sponsor”) automatically converted to 7.4 million shares of common stock in the Post Combination Company. Of the 7.4 million shares of common stock held by the Sponsor, 0.7 million are subject to vesting under certain conditions (the “Sponsor Earnout Shares”), including that the volume-weighted

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

average price of the Post Combination Company equals or exceeds $14.00 for any 20 trading days within a 30 trading day period on or prior to the five year anniversary of the Closing.
•Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 19.3 million newly-issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $192.6 million (the “PIPE Investment”). The PIPE Investment included 0.3 million newly issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $2.6 million that was used to fund a cash election (See Note 13, Stock-Based Compensation). At the Closing, the Company consummated the PIPE Investment.
•After giving effect to the Transactions, the redemption of Initial Shares as described above and the consummation of the PIPE Investment, there were 140.5 million shares of common stock issued and outstanding (excluding the Sponsor Earnout Shares).

As noted above, an aggregate of $59,160 was paid from TSIA’s trust account to holders that properly exercised their right to have Initial Shares redeemed, and the remaining balance immediately prior to the Closing of approximately $300.0 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination. Latch received approximately $450.0 million in cash proceeds, net of fees and expenses funded in connection with the Closing of the Business Combination, which included approximately $192.6 million from the PIPE Investment mentioned above.

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the six months ended June 30, 2021.

Cash - TSIA trust and cash, net of redemptions	$300,122
Cash - PIPE Investment including cash election	192,550
Less: transaction costs and advisory fees paid	(36,783)
Less: Cash election payment	(2,313)
Less: issuance and other costs paid	(3,573)
Net proceeds from Business Combination	450,003
Less: Accrued issuance costs	(1,715)
Less: Private placement warrants received as part of Business Combination	(13,872)
Plus: Prepaid expenses received as part of Business Combination	510
Reverse recapitalization, net of transaction costs	$434,926

As a result of the Business Combination, each share of Legacy Latch redeemable convertible preferred stock and common stock was converted into the right to receive approximately 0.8971 shares of the common stock of the Post Combination Company (the “Exchange Ratio”).

Based on the following factors, the Company determined under Accounting Standards Codification (“ASC”) 805, Business Combinations, that the Business Combination is a reverse recapitalization.
•Legacy Latch stockholders own approximately 60.0% of the shares in the Post Combination Company, and thus have sufficient voting rights to exert influence over the Post Combination Company.
•Legacy Latch appointed a majority of the Post Combination Company’s board of directors and maintained a majority of the composition of management.
•Legacy Latch is the larger entity based on historical revenues and business operations and comprises the ongoing operations of the Post Combination Company.
•The Post Combination Company assumed the name “Latch, Inc.”

The accounting for the transaction was similar to that resulting from a reverse acquisition, except that goodwill or other intangibles were not recognized, and the transaction was followed by a recapitalization.

In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Latch’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Latch redeemable

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

convertible preferred stock and Legacy Latch common stock prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of 0.8971 established in the Business Combination.

Post Combination Company common stock and warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “LTCH” and “LTCHW,” respectively, on June 7, 2021.

COVID-19
In March 2020, the outbreak of COVID-19 was declared a pandemic. The COVID-19 pandemic disrupted and may continue to disrupt the Company’s hardware deliveries due to delays in construction timelines at customers’ building sites. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States, and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management’s estimates and assumptions.

In the first quarter of 2020, the Company initiated a restructuring plan as part of its efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic. The Company incurred costs in connection with involuntary termination benefits associated with the Reduction in Force (the “RIF”), which involved an approximate 25% reduction in headcount, including severance and benefits costs for affected employees and other miscellaneous direct costs. As a result of its strong performance in 2020 and 2021, the Company has rehired some of the staff that was terminated at the outset of the pandemic. Restructuring cost of $0.6 million and $0.9 million was recorded for the three and six months ended June 30, 2020, respectively, principally in research and development, sales and marketing, and general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss based on the department to which the expense relates. All amounts have been paid as of June 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures (see Note 14, Income Taxes). Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals. In the second quarter of 2020, the Company received and repaid $3.4 million in loans under the CARES Act.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s registration statement on Form S-1 filed with the SEC on June 25, 2021.

Shares outstanding and earnings per share available for common stockholders prior to the Business Combination have been retroactively restated to reflect the Exchange Ratio and for consistency with the current period presentation.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Latch, Inc. and its wholly owned subsidiaries, Latch Systems, Inc., Latch Taiwan, Inc. and Latch Insurance Solutions, LLC. All intercompany transactions have been eliminated in consolidation.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the reporting period. Estimates are used when accounting for revenue recognition, allowance for doubtful accounts, allowance for hardware returns, estimates of excess and obsolete inventory, stock-based compensation, warrants, impairment of fixed assets and capitalized internally developed software. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements. Due to the use of estimates inherent in the financial reporting process and given the unknowable duration and effects of the COVID-19 pandemic, actual results could differ from those estimates.

The Company’s significant accounting policies for its condensed consolidated financial statements as of June 30, 2021 are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Consolidated Financial Statements for the year ended December 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at net realizable value, net of allowance for doubtful accounts and reserve for wholesale returns (See Revenue Recognition – Hardware and other related below for further information). On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms.

The Company generally does not require any security or collateral to support its receivables. The allowance for doubtful accounts was $0.2 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively.

Inventories, Net
Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value with cost being determined using the average cost method. The Company periodically assesses the valuation of inventory and will write down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, when necessary.

Equity Issuance Costs
Costs incurred in connection with the issuance of the Company’s series preferred stock have been recorded as a direct reduction against redeemable convertible preferred stock within the Condensed Consolidated Balance Sheets.

Additionally, certain transaction costs incurred in connection with the Merger Agreement that are direct and incremental to the Business Combination (see Note 1, Description of Business) have been recorded as a component of additional paid in capital within the Condensed Consolidated Balance Sheets.

Revenue Recognition
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09 and its related amendments (collectively known as ASC 606, Revenue from Contracts with Customers) effective January 1, 2018, using the full retrospective approach to all contracts. Incremental costs to obtaining customer contracts, primarily sales commissions, were capitalized in accordance with the adoption of ASC 606.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identify contracts with customers; (ii) identify performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC 606. Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company currently generates its revenues from two primary sources: (1) hardware devices and (2) software products.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Hardware and other related
The Company generates hardware revenue primarily from the sale of its portfolio of devices for its smart access and smart apartment solutions. The Company sells hardware to building developers directly or through its channel partners who act as the intermediary and installer. The Company recognizes hardware revenue when the hardware is shipped directly to building developers or to its channel partners, which is when control is transferred to the building developer.

The Company provides warranties related to the intended functionality of the products, and those warranties typically allow for the return of hardware up to one year for electrical components and five years for mechanical components past the date of sale. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For both the three and six months ended June 30, 2021, the reserve for hardware warranties was approximately 2% of cost of hardware revenue. For both the three and six months ended June 30, 2020, the reserve for hardware warranties was approximately 1% of cost of hardware revenue. The Company also provides certain customers a wholesale arrangement with a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For both the three and six months ended June 30, 2021, the reserve for wholesale returns against revenue was $0.4 million. For the three and six months ended June 30, 2020, the reserve for wholesale returns against revenue was zero and $(0.1) million, respectively. The reserve against accounts receivable as of June 30, 2021 and December 31, 2020 was $0.4 million and $1.8 million, respectively.

The Company also generates revenues related to hardware, which includes professional services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis. The Company recognized $0.2 million of professional services revenue for the three and six months ended June 30, 2021.

Software
The Company generates software revenue primarily through the sale of its software-as-a-service, or SaaS, to building developers over its cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the optional features selected by customers as well as the term length. SaaS arrangements generally have term lengths of month-to-month, two-year, five-year and ten-year and include a fixed fee paid upfront except for the month-to-month arrangements. As a result of significant discounts provided on the longer-term software contracts paid upfront, the Company has determined that there is a significant financing component and has therefore broken out the interest component and recorded as a component of interest income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The amount of interest expense related to this component was $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

The services provided by the Company for the subscription-based arrangements are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue is primarily recognized on a ratable basis over the subscription period of the contractual arrangement beginning when or as control of the promised services is available or transferred to the customer.

Performance Obligations
The Company enters into contracts that contain multiple distinct performance obligations, hardware and software. The hardware performance obligation includes the delivery of hardware, and the software performance obligation allows the customer access to the software during the contracted-use term when the promised service is transferred to the customer. The Company has determined that the hardware and software are individual distinct performance obligations because both can be sold by the Company on a standalone basis, and because other vendors sell similar technologies and services on a standalone basis.

For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the good or service separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions, historical pricing data and internal pricing guidelines related to the performance obligations. The Company then allocates the transaction price among those obligations based on the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

estimation of standalone selling price. For software revenue, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied was $20.6 million as of June 30, 2021. The Company expects to recognize the short-term amount of $3.7 million over the next 12 months and the long-term portion of $16.9 million over the contracted-use term of each agreement.

Revenue Disaggregation
The Company had total revenue of $9.0 million and $15.6 million for the three and six months ended June 30, 2021, respectively, and $2.8 million and $5.5 million for the three and six months ended June 30, 2020, respectively. The Company’s revenues are derived primarily from operations in North America.

Deferred Contract Costs
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2021	$549
Additions to deferred contract costs	150
Amortization of deferred contract costs	(48)
Balance as of June 30, 2021	$651

Contract Assets and Contract Liabilities (Unbilled Receivables and Deferred Revenue)

	June 30, 2021	December 31, 2020
Contract assets (unbilled receivables)	$250	$—
Contract liabilities (deferred revenue)	$20,566	$15,522

The Company enters into contracts with its customers, which may give rise to contract assets (unbilled receivables) and contract liabilities (deferred revenue) due to revenue recognition differing from the timing of payments made by customers. The Company recognizes unbilled receivables when the performance obligation precedes the invoice date. The Company records unbilled receivables within prepaid and other current assets on the Condensed Consolidated Balance Sheets.

The Company records contract liabilities to deferred revenue when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts, which is generally the case for the Company’s software revenue. The Company generally invoices its customers monthly, or up to two years, five years or ten years in advance of services being provided. The Company recognized $1.1 million and $2.2 million of prior year deferred software revenue during the three and six months ended June 30, 2021, respectively.

Increase in contract liabilities for the three and six months ended June 30, 2021 primarily resulted from growth of contracts with new and existing customers. Deferred revenue that will be recognized during the succeeding 12-month period is recorded within current liabilities on the accompanying Condensed Consolidated Balance Sheets.

Cost of Revenue
Cost of hardware and other related revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs including personnel-related expenses associated with supply chain logistics and channel partner fees.

Cost of software revenue consists primarily of outsourced hosting costs and personnel-related expenses associated with monitoring and managing outsourced hosting service providers.

Cost of revenue excludes depreciation and amortization shown in operating expenses.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2021 and December 31, 2020, the Company recorded a full valuation allowance against its deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock options, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility—The Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.

Expected Term—The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint between the stock options’ vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.

Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs are observable, either directly or indirectly, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Level 3—Inputs are generally unobservable and typically reflect management’s best estimate of assumptions that market participants would use in pricing the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash in low-risk, highly liquid money market funds with major financial institutions.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of June 30, 2021, the Company had no customers that accounted for more than 10% of gross accounts receivable. As of December 31, 2020, the Company had one customer that accounted for $1.5 million, or 15%, of gross accounts receivable. For the three and six months ended June 30, 2021, the Company had two and one customers that accounted for $2.0 million and $2.0 million, or 23% and 13%, of total revenue, respectively. For the three and six months ended June 30, 2020, the Company had no customers that accounted for more than 10% of total revenue.

Segment Information
The Company has one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet as a right of use asset and related lease liability. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The Company has completed the assessment and determined this ASU does not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendment in this update is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. As the mandatory conversion was triggered upon the Business Combination, the Convertible Notes were converted to common stock. The Company no longer has financial instruments within the scope of this ASU, thus the ASU will not have an impact on its condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

3.FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of June 30, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$861	$—	$—	$861
Money market funds	471,138	—	—	471,138
Total assets	$471,999	$—	$—	$471,999

Liabilities
Warrant liability	18,667	—	—	18,667
Total liabilities	$18,667	$—	$—	$18,667

	As of December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,244	$—	$—	$1,244
Money market funds	59,285	—	—	59,285
Total assets	$60,529	$—	$—	$60,529

Liabilities
Derivative liabilities	—	—	13,390	13,390
Total liabilities	$—	$—	$13,390	$13,390

The Company’s investments consist of a money market fund backed by U.S. government securities. Fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s warrant liability includes private placement warrants that were originally issued in connection with the TSIA IPO, but which were transferred to the Company as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing price of the Company’s public warrants, traded under the symbol “LTCHW” and within Level 1 of the fair value hierarchy. The closing price of the public warrants was $2.60 and $3.50 as of June 3, 2021 and June 30, 2021, respectively. The fair value of the Private Placement Warrants was $13.9 million and $18.7 million as of June 3, 2021 and June 30, 2021, respectively.

As of December 31, 2020, Level 3 instruments consisted of the Company’s derivative liabilities related to the Convertible Notes and warrants issued in connection with the term loan (see Note 8, Debt). Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

value, and such changes could result in a significant increase or decrease in the fair value. For the Company’s derivatives related to the Convertible Notes categorized within Level 3 of the fair value hierarchy, the Company compared the calculated value of the Convertible Notes with the indicated value of the host instrument, defined as the straight-debt component of the Convertible Notes. The difference between the value of the straight-debt host instrument and the fair value of the Convertible Notes resulted in the value of the derivative instruments. The Convertible Notes were valued using a discounted cash flow analysis. The Company discounted the future payoffs at risk-adjusted rates consistent with market yields. The discount rate was calculated by adding the risk-free rate, an option-adjusted spread and a calibrated risk premium, each as noted below.

•The selected risk-free rate was based on observed yields on U.S. Treasury securities.
•The selected option-adjusted spread was based on the ICE Bank of America CCC and Lower U.S. High Yield Index (HOA3); and
•The calibrated risk premium was calculated as the additional risk premium necessary to reconcile with the original issuance at August 11, 2020.
Since the potential payoffs for the Convertible Notes were dependent on the outcome of future equity financing rounds, the discounted cash flow models incorporated management’s estimates for the probabilities and timing of future financing events. Upon the Closing of the Business Combination on June 4, 2021, the Convertible Notes were converted into equity and the derivatives related to the Convertible Notes were extinguished. See Note 8, Debt, and Note 9, Derivatives.

The Company’s derivatives related to the warrants issued in connection with the term loan were categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs included the expected term, volatility, risk-free interest rate and dividend yield (See Note 11, Convertible Preferred Stock and Equity). Upon the Closing of the Business Combination on June 4, 2021, the term loan was repaid in full, and the derivatives related to the warrants were extinguished.

The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liabilities:

December 31, 2020
Term in years	0.3 to 1.3
Calibrated Risk Premium	11.68%
Option Adjusted Spread	8.03%
Risk Free Rate	0.12% - 0.19%

The following table represents the activity of the Level 3 instruments:

	Convertible Notes	Warrants	Total
Derivative liabilities - December 31, 2020	$12,676	$714	$13,390
Change in fair value of derivative liabilities(1)	11,158	1,430	12,588
Extinguishment of derivatives	(23,834)	(2,144)	(25,978)
Derivative liabilities - June 30, 2021	$—	$—	$—
(1)Recorded in other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

There were no purchases or sales of Level 3 instruments during the three and six months ended June 30, 2021. There were no transfers of instruments into or out of Level 3 during the three and six months ended June 30, 2021.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Office furniture	$86	$86
Computers and equipment	2,506	1,789
Property and equipment	2,592	1,875
Less: Accumulated depreciation	(1,435)	(1,122)
Total property and equipment, net	$1,157	$753

5.INTERNALLY DEVELOPED SOFTWARE, NET

Internally developed software, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Internally developed software	$7,918	$4,235
Construction in progress	4,485	4,451
Less: Accumulated amortization	(2,258)	(1,270)
Total internally developed software, net	$10,145	$7,416

Capitalized costs associated with construction in progress are not amortized into amortization expense until the related assets are put into service.

6.INVENTORIES, NET

Inventories, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw materials	$2,334	$2,242
Finished goods	7,011	6,376
Excess and obsolete reserve	(379)	(325)
Total inventories, net	$8,966	$8,293

The Company did not experience any significant inventory write-downs for the three and six months ended June 30, 2021.

7.ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued payroll	$3,103	$1,246
Accrued duties	204	204
Accrued warranties	419	284
Accrued purchases	2,092	25
Accrued excess inventory	448	465
Accrued operating expense	4,535	3,505
Other accrued expenses	270	52
Total accrued expenses	$11,071	$5,781

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

8.DEBT

Term loan, net was comprised of the following indebtedness as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Principal	$5,000	$5,000
Derivative liability	2,143	714
Less: unamortized discounts and fees	—	(127)
Less: debt issuance costs	—	(106)
Net carrying value	7,143	5,481
Less: principal repayment	(5,000)	—
Less: extinguishment of derivative	(2,143)	—
Term loan, net	—	$5,481

Revolving Line of Credit and Term Loan

In September 2020, Legacy Latch obtained a revolving line of credit as well as a term loan, both of which were secured by a first-perfected security interest in substantially all of the assets of Legacy Latch. In connection with the term loan, Legacy Latch issued warrants to purchase common stock. See Note 11, Convertible Preferred Stock and Equity.

The revolving line of credit provided for a credit extension of up to $5.0 million and bore interest at the greater of the prime rate plus 2% or 5.25% per annum, as long as Legacy Latch maintained an Adjusted Quick Ratio (as defined in the credit agreement) of 1.25. Legacy Latch did not draw any amounts on the line of credit, which was cancelled upon the repayment in full of the term loan in connection with the Closing.

The available amount under the term loan was an initial $5.0 million, with two additional tranches of $2.5 million each, which Legacy Latch could draw down on in annual increments from closing subject to certain revenue and financing conditions. The term loan bore interest at the greater of the prime rate plus 3% or 6.25% per annum. The term loan was set to mature on December 1, 2024. The term loan was paid off including accrued interest in connection with the Closing (see Note 1, Description of Business). The Company identified certain embedded derivatives in the warrants issued related to the term loan. These embedded derivatives were extinguished at Closing.

Legacy Latch was subject to certain affirmative and negative financial covenants that it was required to meet in order to maintain its credit facilities, including approval required for certain transactions and a minimum bookings amount if Legacy Latch’s cash balance plus the amount available under the revolving line of credit fell below $20.0 million combined. The Company believes that Legacy Latch was in compliance with all debt covenants as of the repayment date of June 4, 2021.

Convertible Notes, Net

The following table summarizes the aggregate values recorded for the Convertible Notes as of December 31, 2020:

December 31, 2020
Principal	$50,000
Derivative liability	12,676
Less: unamortized discounts and fees	(10,925)
Less: debt issuance costs	(37)
Net carrying amount	$51,714

Between August 11, 2020 and October 23, 2020, Legacy Latch issued a series of convertible promissory notes to various investors pursuant to a Note Purchase Agreement dated August 11, 2020, subsequently amended with a Note Purchase Agreement dated October 23, 2020 (as amended, the “Note Purchase Agreement”), with a maturity date of April 23, 2022 (subject to the holder’s option to extend the maturity date for a period of one year), for an aggregate

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

principal amount of $50.0 million (the “Convertible Notes”). The Convertible Notes accrued interest at a rate of 5% per annum for the first six months, 7% per annum for the following six months and 9% per annum from month 13 until maturity, that was due and payable upon the earlier to occur of the maturity date or an event of default, unless otherwise converted prior to maturity or an event of default.

The Company identified certain embedded derivatives related to contingent requirements to repay its Convertible Notes at a substantial premium, which required separate accounting recognition in accordance with ASC 815-15, Embedded Derivatives. The fair value of the embedded derivative was recorded as a derivative liability and combined with the debt host contract within convertible notes, net on the Condensed Consolidated Balance Sheets. The embedded derivatives related to the Convertible Notes were extinguished at Closing.

The mandatory conversion feature upon a business combination (as detailed in the Note Purchase Agreement) was triggered for the Convertible Notes causing a conversion of the $50.0 million outstanding principal amount of these Convertible Notes and any unpaid accrued interest into equity securities at the specified conversion price upon the Closing of the Business Combination. The noteholders received 6.9 million shares of common stock in the Post Combination Company.

Revolving Credit Facility
In January 2021, Legacy Latch signed an agreement for a revolving credit facility (the “revolving facility”) with a freight forwarding and customs brokerage company. The revolving facility has a credit limit of $1 million available to finance supply chain commercial invoices, including freight and customs duty charges. Legacy Latch authorizes payment of invoices by the lender on the due date and repays the financed amount plus interest 90 days following the initial payment date. An installment plan agreement is executed for each financing request, which includes the interest rate. The interest rate for the installment plan agreements executed during the three and six months ended June 30, 2021 was 1.25% per month. The revolving facility matured on July 1, 2021, but a replacement facility was entered into on such date (see Note 16, Subsequent Events). Legacy Latch was subject to certain affirmative and negative financial covenants that it was required to meet in order to maintain the revolving facility, including maintaining a cash balance of at least $25 million. As of June 30, 2021, the Company believes that Legacy Latch was in compliance with all debt covenants. As of June 30, 2021, there was $0.8 million outstanding on the revolving facility, which is reported in other current liabilities on the Condensed Consolidated Balance Sheets.

9.DERIVATIVES

The Company identified certain embedded derivatives related to contingent requirements to repay its Convertible Notes at a substantial premium to par, as well as certain derivatives in its warrants in connection with its term loan. These derivatives were carried at estimated fair value on the accompanying Condensed Consolidated Balance Sheets as a portion of convertible notes, net and term loan, net. Changes in the estimated fair value of the derivatives are reported as other income (expense) in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 3, Fair Value Measurements, for additional information. As described in Note 1, Description of Business, the embedded derivatives were extinguished at Closing.

10.COMMITMENTS AND CONTINGENCIES

Commitments
The Company has entered into various operating lease agreements, which are generally for offices and facilities. In January 2020, Legacy Latch signed a one-year sublease agreement for its New York City office space where the landlord was a stockholder of Legacy Latch. In August 2020, Legacy Latch terminated this sublease as of September 2020. Leases for additional office spaces are maintained in California and Taiwan. The lease agreements often include escalating lease payments, renewal provisions and other provisions that require the Company to pay costs related to taxes, insurance and maintenance.

Rent expense related to all office leases for the three and six months ended June 30, 2021 was $0.3 million and $0.4 million, respectively. Rent expense for the three and six months ended June 30, 2020 was $0.9 million and $1.7 million, respectively. Rent expense is allocated between cost of hardware and other related revenue, research and development, sales and marketing, and general and administrative depending on headcount and the nature of the underlying lease.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Purchase Commitment
In January 2021, the Company entered into an arrangement with a supplier which requires future minimum purchases of inventory for an aggregate amount of $3.3 million in scheduled installments starting in August 2021 through December 2022. Future minimum purchases are $0.4 million in 2021 and $2.8 million in 2022. As of June 30, 2021, the Company has made no purchases towards these commitments.

Registration Rights Agreement
In connection with the execution of the Merger Agreement, the Company and certain stockholders of Legacy Latch and TSIA entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, in June 2021, the Company filed a registration statement on Form S-1 with respect to the registrable securities under the Registration Rights Agreement. Certain Legacy Latch stockholders and TSIA stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $75.0 million. The Company also agreed to provide certain demand and “piggyback” registration rights. The Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement will not provide for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock.

Litigation
The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

11.CONVERTIBLE PREFERRED STOCK AND EQUITY

The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share; and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.

Preferred stock as of December 31, 2020 consisted of the following (in thousands, except per share amounts):

	Issuance Start Date	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value	Liquidation Preference
Series Seed	July 14, 2014	3,971	3,971	$0.60	$1,768	$4,978
Series Seed	April 29, 2015	4,000	4,000	0.63	2,479	5,101
Series A	January 19, 2016	15,231	15,231	0.75	11,110	11,367
Series A-1	May 5, 2017	8,464	8,464	1.18	9,737	10,000
Series B	July 30, 2018	15,983	15,983	3.13	50,000	50,000

Series B - 2019 Convertible Notes conversion at 10% discount	July 30, 2018	2,753	2,753	2.82	8,601	7,752

Series B-1	May 20, 2019	18,112	17,977	3.74	66,842	67,300
Series B-2	May 20, 2019	2,690	2,690	3.37	10,068	9,064
Total		71,204	71,069		$160,605	$165,562

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Upon the Closing of the Business Combination, the 71.1 million outstanding shares of preferred stock were converted into 63.8 million shares of common stock of the Post Combination Company at the Exchange Ratio of 0.8971.

Common Stock Reserved for Future Issuance
Legacy Latch had reserved shares of common stock for future issuance as of December 31, 2020 as follows (in thousands and as adjusted for the Exchange Ratio):

December 31, 2020
Conversion of outstanding redeemable convertible preferred stock	63,756
Stock options issued and outstanding	21,691
Warrants issued and outstanding	318
Remaining shares available for future issuance	900
Total	86,665

The reserved shares for future issuance as of June 30, 2021 include the following (in thousands and as adjusted for the Exchange Ratio):

June 30, 2021
Stock options issued and outstanding	16,534
Public warrants outstanding	10,000
Private placement warrants outstanding	5,333
2021 Incentive Award Plan available shares	22,515
Total	54,382

Warrants
In January 2021, warrants to purchase 64,591 shares of Legacy Latch common stock were converted into common stock (as adjusted based on the Exchange Ratio).

As part of the Closing of the Business Combination, 10.0 million public warrants sold during the TSIA IPO converted into 10.0 million public warrants to purchase up to 10.0 million shares of common stock of the Post Combination Company, which are exercisable at $11.50 per share. The Company accounts for warrants as required under ASC 815 and has concluded that equity classification would be met for the public warrants as the Company has a single class of equity, and thus all holders vote 100% on all matters submitted to the Company’s stockholders and receive the same form of consideration in the event of a change of control (thus qualifying for the exception to the net cash settlement model), and the other conditions of equity classification would be met.

Fair Valuation Methodology - Legacy Latch
Legacy Latch has historically issued warrants that were classified and accounted for as either liabilities or equity instruments on the balance sheet depending on the nature of the issuance. Legacy Latch’s warrants were initially measured at fair market value. Legacy Latch employed the Black-Scholes pricing model to calculate the value of the warrants and record the value. The inputs utilized by management were highly subjective, and changes in the inputs and estimates could result in a material change to the calculated value. One of the key inputs used by management in calculating the value of these awards was the common stock price. Management and the board of directors considered various objective and subjective factors to determine the fair value of Legacy Latch’s common stock price at various grant dates, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of companies in a similar industry. The assumptions used in calculating the fair value of warrants represented Legacy Latch’s best estimates, but these estimates involved inherent uncertainties and the application of management judgment. These warrants were measured at fair value using significant unobservable inputs (Level 3) and amounted to approximately $0.6 million as of December 31, 2020. The warrants issued in connection with Legacy Latch’s sublease were recorded within equity and allocated between research and development, sales and marketing, and general and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Loss, depending on headcount, as the issued warrants were in return for rental of office space. The warrants were converted to common stock at Closing. The warrants issued in connection with the term loan and the convertible notes were recorded as derivative liabilities, and included within term loan, net and convertible notes, net on the Condensed

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Consolidated Balance Sheets. The debt discount was amortized over the life of the debt. The derivative liabilities for the term loan and convertible notes were extinguished upon the repayment of the term loan and the conversion of the convertible notes at Closing.

Key inputs to calculate the fair value of the warrants using the Black-Scholes pricing model were as follows:

December 31, 2020
Expected term	10 - 12 years
Volatility	55.0 - 61.0%
Risk-free interest rate	0.68 - 0.93%
Dividend yield	0%

Fair Valuation Methodology - Private Placement Warrants
The private placement warrants, which Legacy Latch assumed as part of the Closing of the Business Combination, are recorded as warrant liabilities. See Note 3, Fair Value Measurements.

12.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for common stock and preferred stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic and diluted net loss per share - net loss	$(40,071)	$(14,986)	$(78,172)	$(30,927)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	51,256,111	7,106,954	30,960,173	7,089,239
Effect of dilutive securities	—	—	—	—
Denominator for diluted net loss - adjusted weighted-average common shares	51,256,111	7,106,954	30,960,173	7,089,239

Basic and diluted net loss per share	$(0.78)	$(2.11)	$(2.52)	$(4.36)

Potential common shares of 71.2 million and 81.0 million underlying outstanding common stock options and common stock warrants were excluded from diluted net loss per share for the three and six months ended June 30, 2021, respectively, as the Company had net losses, and their inclusion would be anti-dilutive. Potential common shares of 83.8 million and 82.7 million underlying outstanding preferred stock, common stock options and common stock warrants were excluded from diluted net loss per share for the three and six months ended June 30, 2020, respectively, as Legacy Latch had net losses and their inclusion would be anti-dilutive (see Note 11, Convertible Preferred Stock and Equity, and Note 13, Stock-Based Compensation).

13.STOCK-BASED COMPENSATION

Stock Incentive Plans
In January 2016, Legacy Latch adopted the Latch, Inc. 2016 Stock Plan (the “2016 Plan” and, together with the Latchable, Inc. 2014 Stock Incentive Plan, the “Prior Plans”) pursuant to which Legacy Latch’s board of directors was authorized (i) to grant either incentive stock options (“ISOs”) or non-qualified stock options to purchase shares of our Common Stock (“NSOs”) to our employees and (ii) to grant NSOs to outside directors and consultants. 25,412,947 shares had been authorized for issuance under the 2016 Plan at the time the 2021 Plan (defined below) became effective. Stock options under the 2016 Plan were granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options outstanding under the 2016 Plan generally have 10-year terms and vest over a four-year period starting from the date specified in each agreement. From and after the effectiveness of the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

2021 Plan, no additional awards will be granted under the 2016 Plan. Upon the effectiveness of the Business Combination, all outstanding stock options under the Prior Plans, whether vested or unvested, were converted into options to purchase a number of shares of common stock of the Post Combination Company based on the Exchange Ratio. Awards previously granted under the Prior Plans will continue to be subject to the provisions thereof.

On June 3, 2021, the Latch, Inc. 2021 Incentive Award Plan (“2021 Plan”) was approved by the TSIA stockholders at the Special Meeting and became effective upon the Closing of the Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. The 2021 Plan has a term of 10 years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares and (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors. As of June 30, 2021, no shares had been granted under the 2021 Plan.

A summary of the status of the employee and nonemployee stock options as of June 30, 2021 and changes during 2021 is presented below (the number of options represents ordinary shares exercisable in respect thereof):

	Options Outstanding(1)	Weighted Average Exercise Price(1)	Aggregate Intrinsic Value
Balance at December 31, 2020	21,651,225	$0.63
Options forfeited	(278,937)	$2.11
Options expired	(262,296)	$0.93
Options exercised	(5,364,288)	$0.54
Options granted	788,045	$3.92
Balance at June 30, 2021	16,533,749	$0.79	$189,810

Exercisable at June 30, 2021	9,544,301	$0.57	$111,702
(1)Options outstanding and weighted average exercise price have been retroactively adjusted to give effect to the Exchange Ratio.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 was $1.60. No options were granted during the three months ended June 30, 2021.

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2021, total compensation cost not yet recognized related to unvested stock options was $3.4 million, which is expected to be recognized over a weighted-average period of 2.14 years. Additionally, the Company records forfeitures as they occur.

Stock-based compensation expense was $0.4 million and $14.9 million, net of capitalized costs of $0.04 million and $0.06 million, included within internally developed software for the three and six months ended June 30, 2021. Stock-based compensation expense was $0.4 million and $0.7 million, net of capitalized costs of $0.01 million and $0.02 million, included within internally developed software for the three and six months ended June 30, 2020, respectively. All stock-based compensation expense is included in cost of hardware and other related revenue, research and development, sales and marketing, and general and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.

The assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2021 are as follows:

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Expected term	6 years
Volatility	49.01% - 49.29%
Risk-free interest rate	0.50% - 0.63%
Dividend yield	0%

Since the Company’s common stock became publicly traded on June 7, 2021, the expected volatility is based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization and financial leverage of the other companies. The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock options granted. As permitted under authoritative guidance, due to the limited amount of option exercises, the Company used the simplified method to compute the expected term for options granted in the six months ended June 30, 2021.

Secondary Purchase
On January 19, 2021, one of Legacy Latch’s existing equity holders acquired an additional 2.8 million shares (as adjusted based on the Exchange Ratio) of Legacy Latch’s common stock from certain employees and nonemployee service providers at a price per share of $9.92 (as adjusted based on the Exchange Ratio). This price was determined based on the pre-money equity valuation ascribed to the Post Combination Company by TSIA and the estimated conversion ratio at the time of the sales. The foregoing sales were consummated directly among the equity holders to satisfy the acquiring equity holder’s demand for additional shares of Legacy Latch’s common stock without increasing the size of the PIPE Investment and causing incremental dilution to investors in the Post Combination Company. Legacy Latch determined that the price per share paid by the equity holder was in excess of fair value. The Company recorded $13.8 million in stock-based compensation expense related to the transaction allocated to research and development, sales and marketing, and general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Cash Election
Prior to the Business Combination, Legacy Latch’s holders of vested stock options were given an election to cancel up to 25% of the vested stock options in exchange for $10.00 per share less the exercise price applicable to each share. An aggregate amount of 0.3 million options were cancelled (adjusted for the Exchange Ratio). Payment for the cash election in the amount of $2.6 million was funded as part of the PIPE Investment and 0.3 million of newly issued shares of common stock were granted (see Note 1, Description of Business).

14.INCOME TAXES

The income tax provision for both the three and six months ended June 30, 2021 was $0.01 million. There was no income tax provision for both the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021 and 2020, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.

As of June 30, 2021, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.

To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as they have determined that it is more than likely than not that these assets will not be fully realized.

15.RELATED-PARTY TRANSACTIONS

Throughout the Company’s history, the Company has obtained equity funding from strategic partners whom the Company transacts with through the ordinary course of business. As such, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of June 30, 2021 and December 31, 2020, the Company had $0.8 million and $1.4 million, respectively, of receivables due from these customers, which are included within accounts receivable on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2021, the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Company had less than $0.03 million and $0.1 million, respectively, of hardware revenue, and $0.1 million and $0.2 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2020, the Company had $0.01 million and $0.01 million, respectively, of hardware revenue, and $0.1 million and $0.1 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In January 2021, one of the Company’s existing equity holders acquired shares of Legacy Latch’s common stock from certain employees and nonemployee service providers. See Note 13, Stock-Based Compensation.

16.SUBSEQUENT EVENTS

On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility described in Note 8, Debt. The revolving facility has a credit limit of $6.0 million with no stated maturity date. An installment plan agreement will be executed for each financing request, which will include the interest rate. The new facility has no financial or other covenants.

On August 9, 2021, the Company granted an aggregate of approximately 4.0 million restricted stock units under the 2021 Plan to certain employees and consultants at a grant date fair value of $13.19 per unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on June 25, 2021 and elsewhere in this Report, actual results may differ materially from those anticipated in these forward-looking statements.
Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch” and the “Company” refer to the business and operations of Latch Services, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the Merger and to Latch, Inc. (formerly known as TS Innovation Acquisitions Corp.) and its consolidated subsidiaries following the consummation of the Merger.
Overview

Latch is an enterprise technology company focused on revolutionizing how people experience spaces by making spaces better places to live, work and visit. Latch has created a full-building operating system, LatchOS, which addresses the essential requirements of modern buildings. Our LatchOS system streamlines building operations, enhances the resident experience and enables efficient interactions with service providers. Our product offerings, designed to optimize the resident experience, include smart access, delivery and guest management, smart home and sensors, connectivity and resident experience. We combine hardware, software and services into a holistic system that makes spaces more enjoyable for residents, more efficient and profitable for building operators and more convenient for service providers.
LatchOS enables spaces across North America. Throughout 2020, approximately one in ten newly constructed multi-family apartment home units in the United States were equipped with Latch products including 35 states and Canada, from affordable housing in Baltimore, to historic buildings in Manhattan, to luxury towers in the Midwest. Latch works with real estate developers, large and small, ranging from the largest real estate companies in the world to passionate local owners.
We engage with customers early in their new construction or renovation process, helping establish Latch as the technology consultant for the building. LatchOS is made up of modules, enabling essential capabilities for modern buildings. Building owners have the flexibility to select LatchOS modules to match their specific building or portfolio’s needs. LatchOS software starting pricing ranges from $7-12 per apartment per month, depending on which capabilities the building owner selects, for the LatchOS modules Smart Access, Smart Home and Guest Management. Customers also purchase our hardware devices upfront to go along with the LatchOS modules they choose.
The LatchOS ecosystem has been created to serve all the stakeholders at a building, and today LatchOS modules consist of the following:
•Smart Access. Latch’s smart access software capabilities include complete resident, building staff, guest, service provider and construction access management powered by the Latch R, M and C devices. These devices serve every door in a building, from apartment doors to elevators, from parking garages to gyms.
•Delivery & Guest Management. Going beyond smart access, Latch Intercom solves the access problem for unexpected guests and deliveries enabling visitors to quickly connect with residents or building operators with just a few clicks. The Latch Delivery Assistant takes this further to the package room with a remote, virtual doorman facilitating secure package management.
•Smart Home & Sensors. Latch’s enterprise device management enables smart home capabilities for thermostat, lighting, leak detection and other sensor integration, monitoring and centralized device management for building owner and private resident control right in the Latch App. The integration of the LatchOS platform with smart home device manufacturers like Google Nest, ecobee, Honeywell, Jasco, Leviton and more provide our customers with a wide choice in smart home devices that can be controlled through LatchOS.
•Connectivity. Connecting devices, operations and residents reliably to the network across buildings can be complex. Latch Intercom and Latch Hub’s cellular connectivity bring internet access to new and existing building infrastructure from new construction to retrofits.
•Resident Experience. Residents can control all of the Latch-enabled devices in their spaces through the Latch App right from the moment they arrive. Latch’s mobile applications also enable resident onboarding, streamlining the move-in experience. The average Latch App user already interacts with the Latch App multiple times per day, giving us a foundation from which to engage and transact further with residents over time as we introduce new functionalities and services to the Latch mobile applications.
After Latch has been installed and set up at a building, the building managers add all their residents as users to the Latch system. Our mobile applications then enable the residents to unlock all connected spaces in Latch buildings from the front door, package rooms, common spaces, elevators and garages to their unit entrance, control their thermostat and smart home devices from the app, see who rang the bell at the front door through the intercom and let guests in through the app. In the near future, we believe interacting with service providers, buying renters insurance or choosing their internet package will all be possible from the Latch App. Residents become highly engaged users across all the capabilities that Latch provides them in their spaces.
Beyond enabling a new set of experiences at buildings for residents and building operators, Latch turns the purchase experience of smart building technology for building owners from a complex sale with multiple vendors into a simple process with Latch as a single vendor with one single contract and straightforward billing. LatchOS enables a unified management experience for building operators with a single interface to manage all Latch experiences instead of having a separate interface for each vendor and solution. Latch also enables a unified resident experience with a single interface through the Latch App for all resident-facing interactions and Latch experiences in our customers’ buildings. Devices that are part of the Latch ecosystem work better together since our curated set of partner devices and our smart building operating system, LatchOS, seamlessly integrate instead of a patchwork of devices from different vendors with different standards and interfaces that create technology silos and limited experiences.
Our sales strategy is simple, repeatable, scalable and unique. We engage directly with our customers to ensure they have the best possible experience with Latch and our partners from sale to installation to lease-up. Latch engages with customers early in their construction or renovation process, establishing Latch as a technology advisor to the building. This engagement enables us to provide more technology advice early in the development process and creates high revenue visibility. Our customers sign letters of intent, or LOIs, specifying which software and devices they want to receive and on which dates. This approach leads to multi-year software contracts, direct feedback loops with our customers and their residents, local and regional market insights and a complete picture of the ever-changing demands of building operators. The installation timeline can range from six to 18 months after signing the LOI, depending on the construction schedule. We continuously evolve our products and add new features between signing the LOI and the time of installation.
Currently, we primarily serve the rental home markets in North America. Based on internal research and external reporting, we estimate there are approximately 32 million multi-family apartment home units in North America. Today we primarily serve new construction and retrofit buildings. Since our launch in 2017, we have seen the share of our business coming from retrofit opportunities increase significantly: a trend we expect to continue over the medium term. We also serve the single-family rental market through our existing relationships with large real estate developers and owners. Based on internal research and external reporting, we estimate there are 15 million single-family rental home units in North America.

Developments in 2021

First Quarter 2021
In February 2021, we launched the C2 series door-mounted access control product to make retrofits and ongoing operations easier for every project. Through March 31, 2021, we booked over 20,000 units and delivered over 1,000 units to customers across the country. The C2 includes: a patent-pending turn mechanism ensuring smooth locking and unlocking; a three-piece modular design simplifying and reducing installation costs; 24 months of battery life, decreasing building staff time and operational costs; and improved functionality and quality at a lower price to both customers and Latch.

In March 2021, we launched NFC unlock on Android through an over-the-air update, delivering a much desired feature for the industry and deepening our integrations with the Google ecosystem. As a result of owning the full technology stack—hardware, firmware and software—we can more easily and quickly deploy new features like NFC unlock that add immediate value to both building owners and residents. NFC unlock on Android has an average ~850ms unlock time and allows the user to unlock their door without even opening their phone, making for a more convenient and faster unlocking experience.

Second Quarter 2021
In May 2021, we announced the expansion of LatchOS into commercial offices, bringing Latch’s expertise in multifamily building management technology to the commercial office space for the first time. With the availability of LatchOS for offices, we are extending our smart access, visitor and delivery management, smart device and sensor control, connectivity and identity and personalization solutions to meet the needs of modern office spaces. The first solution in our new ecosystem for commercial offices is Latch Visitor Express, a new contactless visitor entry system designed to streamline visitor entry within office buildings, reduce lobby lines and wait times and greatly increase operational efficiencies for building staff. Latch Visitor Express pilots are set to launch at Rockefeller Center, the Empire State Building and Brookfield Place later this year.

This innovative solution is powered by LatchID, our proprietary identification system that creates a trusted network of users across spaces and devices. LatchID provides users with digital credentials that can be accepted at Latch-enabled buildings, streamlining access across both residential, short term rental locations and office spaces. Once users are credentialed, they receive a personalized and unified “identity” that works across every Latch-enabled space and device, allowing them to move seamlessly across Latch-enabled buildings.

COVID-19 Update
In March 2020, the outbreak of COVID-19 was declared a pandemic. Measures taken by various governments to contain the virus have affected economic activity. We have taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for our people (such as social distancing and working from home) and securing the supply of materials that are essential to our production process. The COVID-19 pandemic disrupted and may continue to disrupt our hardware deliveries due to delays in construction timelines at our customers’ building sites. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States, and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management’s estimates and assumptions.

In the first quarter of 2020, we initiated a restructuring plan as part of our efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic. We incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives and cost-saving opportunities. The RIF involved an approximate 25% reduction in headcount, including severance and benefits costs for affected employees and other miscellaneous direct costs. These amounts were recorded principally in research and development, sales and marketing, and general and administrative within the Consolidated Statements of Operations and Comprehensive Loss based on the department to which the expense relates. As a result of our strong performance in 2020 and 2021, we have rehired some of the staff that was terminated at the outset of the pandemic.

On March 27, 2020, the CARES Act was enacted to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals. In the second quarter of 2020, the Company received and repaid $3.4 million in loans under the CARES Act.

The Business Combination
On June 4, 2021, we consummated the previously announced Merger, pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming our wholly owned subsidiary. On the Closing Date, and in connection with the closing of the Transactions, we changed our name to Latch, Inc. On June 7, 2021, Latch’s common stock and warrants began trading on the Nasdaq Stock Market LLC under the ticker symbols “LTCH” and “LTCHW,” respectively.
The Business Combination is accounted for as a reverse capitalization in accordance with GAAP. Under the guidance in ASC 805, Business Combinations, TSIA is treated as the “acquired” company for financial reporting purposes. We are deemed the accounting predecessor of the combined business and the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in future periodic reports filed with the SEC. See Note 1, Description of Business, in Part I, Item 1. “Financial Statements” for additional detail about the Business Combination.
Products and Platform
Our platform, LatchOS, is a full building operating system that brings together all the elements that make up the modern building experience for building managers, vendors and residents. The LatchOS ecosystem consists of two general elements: software and devices. Our software, hardware and services in turn enable the essential features for every stakeholder in the Latch ecosystem.
Latch has three software products in the market today: the Latch Resident Mobile Applications, Latch Manager Web and the Latch Manager Mobile Application. These three products encompass the software that powers the LatchOS platform and allows for devices and services to operate in harmony. We also have a collection of first-party devices and third-party partner devices and services that can integrate into the LatchOS system to be managed, controlled and/or operated through our software products.
Software Products
Latch Mobile Applications
The Latch mobile applications are the primary tools for residents to unlock doors, give access to guests or service providers, control and manage smart devices, interact and communicate with the building or consumer services and transact with Latch. Latch offers a subset of these experiences through the Apple Watch as well.
Latch Manager Web and Manager Mobile Applications
Latch Manager Web is LatchOS’s central orchestration application for building operators. Our fully integrated system lets property managers support the resident experience from a single source. From the Latch Manager Web, property managers can control access sharing, resolve issues remotely, save time and money on rental unit turnover and ensure their residents are secure.
First Party Hardware Devices
M, C, R Series
The M, C and R series are door-mounted access control products that interface with industry-standard lock hardware. They are designed to meet and exceed every project requirement. They are built to industry standards, compliant with code requirements and suited for interior or exterior use.
 Other Devices
Latch Intercom integrates seamlessly into the Latch core access systems and allows audio and video calls for remote unlocking. Latch Camera is a dome camera that integrates seamlessly into Latch Intercom and core access systems to allow for video calls for remote unlocking. Latch Hub is an all-in-one connectivity solution that enables smart access, smart home and sensor devices to do more at every building. The Latch Leak Detectors offer a simple and scalable solution to enable leak prevention, detection and quick resolution for building owners and residents.
Works with Latch: Third Party Devices, Software and Partnerships
The LatchOS platform is compatible with a collection of industry-leading smart home devices, allowing these devices to be managed, controlled and viewed from the LatchOS platform. Latch has selected several initial smart home devices with which to integrate (currently or in the near term), including smart home devices manufactured by Google Nest, Honeywell, ecobee, Jasco, Leviton and Sonos, based on Latch’s assessment that these devices are aligned with Latch’s vision around enterprise device management privacy and security, design and brand when it comes to building operators and residents. Latch has entered into agreements with Google Nest, Honeywell and ecobee and plans to enter into an agreement with Sonos. Such agreements include application programming interface (API) licensing terms that allow partner devices to be managed, controlled and viewed from the LatchOS platform as appropriate for desired functionality. Such agreements include other terms that are customary in API license agreements, including intellectual property ownership and licensing provisions, joint marketing and advertising arrangements, indemnification obligations, confidentiality restrictions and data protection requirements. Jasco and Leviton smart lighting products can be controlled by the LatchOS platform through the Zigbee protocol; therefore, no separate API license agreement is necessary between Latch and Jasco and Leviton in order to integrate the LatchOS platform with their smart lighting products.
We understand at Latch that operating a building can be complex, and it can take many different processes, systems and tools to manage a great building. A majority of buildings we work with use property management software to manage their back-office operations. In order to accommodate those complex use-cases, we have forged partnerships with the top property management software companies, such as Yardi and RealPage, and enabled integrations between such software and our software and devices so the building can operate seamlessly between the two systems at the building.
Latch leverages its cutting-edge smart access platform to unlock new use-cases in adjacent real estate verticals and with partners that serve buildings. Our smart access platform integrates with partners such as Tour24, Pinwheel and UPS to enable unattended showings and secure package delivery, and it has also allowed us to build a robust business to business to consumer (“B2B2C”) distribution channel for us to transact with residents through the Latch App and offer future consumer and on-demand services.

Key Factors Affecting Our Performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for Latch, they also represent challenges and risks that we must successfully address in order to operate and grow our business.
Investing in Research and Development (“R&D”) and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled research and development personnel. We must continually develop and introduce innovative new hardware products, mobile applications and other new offerings. If we fail to innovate and enhance our brand and our products, our market position and revenue will likely be adversely affected.
Product introductions and expansion of our platform. We will need to expend additional resources to continue introducing new products, features and functionality to enhance the value of our platform. To date, product introductions have often had a positive impact on our operating results due primarily to increases in revenue associated with sales of new products in the quarters following their introduction. For example, we have recently introduced a number of product enhancements and features, including Latch Intercom and our Smart Home integration software. In the future, we intend to continue to release new products and enhance our existing products, and we expect that our operating results will be impacted by these releases.

Category adoption, expansion of our total addressable market and market growth. Our future growth depends in part on the continued consumer adoption of hardware and software products that improve resident experience, and the growth of this market. In addition, our long-term growth depends in part on our ability to expand into adjacent markets and international territories in the future.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions that will impact our future operational results. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue.
The limitations our key business metrics have as an analytical tool are: (1) they might not accurately predict our future GAAP financial results; (2) we might not realize all or any part of the anticipated value reflected in our Total Bookings; and (3) other companies, including companies in our industry, may calculate our key business metrics or similarly titled measures differently, which reduces their usefulness as comparative measures.

	Three months ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except home units)
GAAP Measures:
Total Revenue	$9,012	$2,752	$6,260	227%
Net Loss	$(40,071)	$(14,986)	$(25,085)	(167%)
Key Performance Indicators:
Hardware Bookings	$34,889	$20,373	$14,516	71%
Software Bookings	$60,889	$27,131	$33,758	124%
Total Bookings	$95,778	$47,504	$48,274	102%
Booked ARR	$48,800	$21,968	$26,832	122%
Booked Home Units—Cumulative	451,333	217,424	233,909	108%
Adjusted EBITDA	$(17,400)	$(13,444)	$(3,956)	(29%)

	Six months ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except home units)
GAAP Measures:
Total Revenue	$15,641	$5,478	$10,163	186%
Net Loss	$(78,172)	$(30,927)	$(47,245)	(153%)
Key Performance Indicators:
Hardware Bookings	$63,106	$34,798	$28,308	81%
Software Bookings	$104,368	$50,703	$53,665	106%
Total Bookings	$167,474	$85,501	$81,973	96%
Booked ARR	$48,800	$21,968	$26,832	122%
Booked Home Units—Cumulative	451,333	217,424	233,909	108%
Adjusted EBITDA	$(31,293)	$(27,351)	$(3,942)	(14%)
Bookings
We use Bookings to measure sales volume and velocity of our hardware and software products. Bookings represent written but non-binding LOIs from our customers to purchase Latch hardware products and software services, not reflecting discounts. We sell software services with all our access hardware products. Based on historical experience, we believe there is sufficient or reasonable certainty about the customers’ ability and intent to fulfill these commitments with a target delivery date no longer than 24 months following LOI signature.
Hardware Bookings
Hardware Bookings represent the total revenue commitment to be recognized at time of shipment of the product. We calculate Hardware Bookings by multiplying the total booked units by the sales price (excluding discounts) for each respective unit. There is typically a lag between Hardware Bookings and recognition of GAAP revenue due to installation timelines with a target delivery date no longer than 24 months following LOI signature.
Software Bookings
Software Bookings represent the total revenue commitment over the life of the software agreement. We calculate Software Bookings by multiplying the total booked units by the subscription price (excluding discounts) and the contract term as outlined in the LOI. There is typically a lag between Software Bookings and recognition of GAAP revenue due to installation timelines and the recognition of Software Revenue over the course of the contract with a target delivery date no longer than 24 months following LOI signature. Our long-term software contracts typically average more than six years in length.
Booked ARR
We use Booked Annual Recurring Revenue (“ARR”) to assess the general health and trajectory of our recurring software. Booked ARR is defined as the cumulative value of annual recurring revenue from Latch software subscriptions that are under a signed LOI. We calculate Booked ARR by multiplying the total number of units that have been booked by the annual listed subscription pricing (excluding discounts) at the time of booking. LOIs typically deliver within six to 18 months of signing, depending on construction timelines. Booked ARR is adjusted for bookings that do not ship within a normal construction timeframe. It should be viewed differently from Software Bookings as it represents only the average annual software revenue, not the lifetime contract value.
Booked Home Units—Cumulative
We use Booked Home Units—Cumulative to measure the number of homes signed to operate on our platform, market penetration in the rental homes market and the size of the opportunity to grow revenue by increasing sales of additional hardware, software and service revenue into already-signed homes. Booked Home Units represent the total number of apartment units or similar dwellings installed cumulatively, as well as committed to be installed, with Latch products. Booked Home Units are adjusted for bookings that do not ship within a normal construction timeframe. LOIs typically deliver within six to 18 months of signing, depending on construction timelines.

Adjusted EBITDA
We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, provision for income taxes, restructuring, one-time litigation expenses, loss on extinguishment of debt, change in fair value of derivative instruments and warrant liabilities, and transaction related expenses. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Report, Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. See “Non-GAAP financial measures” for additional information and a reconciliation of this measure to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Components of Results of Operations
Revenue
We currently generate revenue from two sources: (1) hardware devices that are both Latch built (“first-party”) and partner built (“third-party”) and (2) software products used by property managers via Web or mobile and by residents via mobile.
Hardware and Other Related Revenue
We generate hardware revenue primarily from the sale of our portfolio of both first-party and third-party devices for our smart access and smart building solutions. We sell hardware to building developers through our channel partners who act as the intermediary and installer. We recognize hardware revenue when the hardware is shipped to our channel partners, which is when control is transferred to the building developer. We provide warranties related to the intended functionality of the products, and those warranties typically allow for the return of defective hardware up to one year for electrical components and five years for mechanical components past the date of sale. We also generate revenues related to hardware, which includes professional services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis. We again began to see some of the impact of labor and building material shortages towards the end of the second quarter of 2021.
Software Revenue
We generate software revenue primarily through the sale of our software-as-a-service, or SaaS, over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the optional features selected by customers as well as the term length. SaaS arrangements generally have term lengths of month-to-month, two-year, five-year and ten-year and include a fixed fee paid upfront except for the month-to-month arrangements. As a result of significant discounts provided on the longer-term software contracts paid up front, we have determined that there is a significant financing component and have therefore broken out the interest component. Revenue is primarily recognized on a ratable basis over the subscription period of the contractual arrangement beginning when or as control of the promised services is available or transferred to the customer. We expect software revenue to increase as a percentage of total revenue over time.
Cost of Revenue
Cost of hardware and other related revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs including personnel-related expenses associated with supply chain logistics and channel partner fees. Cost of software revenue consists primarily of outsourced hosting costs and personnel-related expenses associated with monitoring and managing the outsourced hosting service provider. Our cost of revenue excludes depreciation and amortization shown in operating expenses.
We expect some volatility in cost of hardware and other related revenue primarily due to: (i) a new generation of hardware products being released with lower production costs; (ii) recent widespread challenges within the global electronics supply chain leading to a much more tactical sourcing environment and higher production costs; and (iii) changes to import tariff amounts as a result of changes to U.S. trade policy with China.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses.

Research and Development Expenses
Research and development expenses consist primarily of personnel and related expenses for our employees working on our product, design and engineering teams, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Also included are non-personnel costs such as amounts paid to our third-party contract manufacturers for tooling, engineering and prototype costs of our hardware products, fees paid to third-party consultants, R&D supplies and rent. We expect our research and development expenses to increase in absolute dollars as we continue to make significant investments in developing new products and enhancing existing products.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related expenses for our employees working on our sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and digital advertising), professional fees, rent and customer support. We expect our sales and marketing expense to increase in absolute dollars as the restrictions related to COVID-19 begin to be lifted and as we continue to invest in our sales force to drive increased market share through new customer acquisition and provide best in class support to our existing customer base.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related expenses for our executive, legal, human resources, finance and IT functions, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Additional expenses included in this category are non-personnel costs such as legal fees, rent, professional fees, audit fees, bad debt expense and insurance costs. During the first quarter of 2021, we incurred stock-based compensation expense from a non-recurring secondary purchase as described in Note 13, Stock-Based Compensation, in Part I, Item 1. “Financial Statements.” Excluding this impact, we expect our general and administrative expenses to increase in absolute dollars primarily due to: (i) our plans to remediate our material weaknesses that were identified in the years ended December 31, 2020 and 2019; (ii) the continued growth of our business and related infrastructure; and (iii) legal, accounting, director and officer insurance, investor relations and other costs associated with operating as a public company.
Depreciation and Amortization Expenses
Depreciation and amortization expenses consist primarily of depreciation expense related to investments in property and equipment and internally developed capitalized software.
Other Income (Expense), Net
Other income (expense), net consists of interest expense associated with the significant financing component of our longer-term software contracts, interest expense associated with our debt financing arrangements, interest income on highly liquid short-term investments, gain or loss on extinguishment of debt and gain or loss on change in fair value of derivatives and warrant liabilities.
Income Taxes
The provision for income taxes consists primarily of income taxes related to state jurisdictions in which we conduct business. We maintain a full valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations for the three and six months ended June 30, 2021 and 2020
The following tables sets forth our historical operating results for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
(In thousands, except share and per share data)
Revenue:
Hardware and other related revenue	$7,202	$1,925	$5,277	274
Software revenue	1,810	827	983	119
Total revenue	9,012	2,752	6,260	227
Cost of revenue(1)
Cost of hardware and other related revenue	8,069	3,179	4,890	154
Cost of software revenue	173	60	113	188
Total cost of revenue	8,242	3,239	5,003	154
Operating expenses:
Research and development	6,989	6,930	59	1
Sales and marketing	5,055	2,863	2,192	77
General and administrative	9,993	3,976	6,017	151
Depreciation and amortization	689	313	376	120
Total operating expenses	22,726	14,082	8,644	61
Loss from operations	(21,956)	(14,569)	(7,387)	(51)
Other income (expense)
Change in fair value of derivative liabilities	(8,991)	—	(8,991)	N.M.
Change in fair value of warrant liability	(4,795)	—	(4,795)	N.M.
Loss on extinguishment of debt	(1,469)	—	(1,469)	N.M.
Interest expense, net	(2,873)	(291)	(2,582)	(887)
Other expense	23	(126)	149	118
Total other income (expense)	(18,105)	(417)	(17,688)	N.M.
Loss before income taxes	(40,061)	(14,986)	(25,075)	(167)
Income taxes	10	—	10	N.M.
Net loss	$(40,071)	$(14,986)	$(25,085)	(167)
Other comprehensive income (loss)
Foreign currency translation adjustment	2	—	2	N.M.
Comprehensive income (loss)	$(40,069)	$(14,986)	$(25,083)	(167)
Earnings (loss) per common share:
Basic and diluted net loss per share	$(0.78)	$(2.11)
Weighted average shares outstanding:
Basic and diluted	51,256,111	7,106,954

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M. – Not meaningful

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
(In thousands, except share and per share data)
Revenue:
Hardware and other related revenue	$12,216	$3,957	$8,259	209
Software revenue	3,425	1,521	1,904	125
Total revenue	15,641	5,478	10,163	186
Cost of revenue(1)
Cost of hardware and other related revenue	14,097	6,382	7,715	121
Cost of software revenue	307	119	188	158
Total cost of revenue	14,404	6,501	7,903	122
Operating expenses:
Research and development	16,604	12,534	4,070	32
Sales and marketing	8,805	7,255	1,550	21
General and administrative	27,689	9,052	18,637	206
Depreciation and amortization	1,342	586	756	129
Total operating expenses	54,440	29,427	25,013	85
Loss from operations	(53,203)	(30,450)	(22,753)	(75)
Other income (expense)
Change in fair value of derivative liabilities	(12,588)	—	(12,588)	N.M.
Change in fair value of warrant liability	(4,795)	—	(4,795)	N.M.
Loss on extinguishment of debt	(1,469)	—	(1,469)	N.M.
Interest expense, net	(6,191)	(351)	(5,840)	N.M.
Other expense	84	(126)	210	167
Total other income (expense)	(24,959)	(477)	(24,482)	N.M.
Loss before income taxes	(78,162)	(30,927)	(47,235)	(153)
Income taxes	10	—	10	N.M.
Net loss	$(78,172)	$(30,927)	$(47,245)	(153)
Other comprehensive income (loss)
Foreign currency translation adjustment	(5)	—	(5)	N.M.
Comprehensive income (loss)	$(78,177)	$(30,927)	$(47,250)	(153)
Earnings (loss) per common share:
Basic and diluted net loss per share	$(2.52)	$(4.36)
Weighted average shares outstanding:
Basic and diluted	30,960,173	7,089,239

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M. – Not meaningful

Comparison of three and six months ended June 30, 2021 and June 30, 2020
Revenue
Revenue increased $6.3 million and $10.2 million when comparing the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020, respectively. The increases were driven by a $5.3 million and $8.3 million increase in hardware and other related revenue and a $1.0 million and $1.9 million increase in software revenue. We experienced delays in unit deliveries in the first half of 2020 as a result of the impact of COVID-19 on the residential multi-family construction market, but as the construction market and economy began to improve, hardware unit deliveries started increasing during the third quarter of 2020. The 274% and 209% hardware and other related revenue growth is also attributable to accelerated demand, including for new 2021 product releases such as C2, Latch Intercom and third-party smart home devices. High software revenue growth of 119% and 125% reflects the continued growth in the home units install base as a result of the delivered hardware units in 2020 and 2021.

Cost of Revenue
Cost of revenue increased $5.0 million and $7.9 million when comparing the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020, respectively. The increases were primarily as a result of the increase in cost of hardware and other related revenue of $4.9 million and $7.7 million, which was mainly driven by the costs associated with the increased hardware unit deliveries.
Research and Development Expenses
Research and development expenses were relatively flat for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to: (i) $1.0 million of higher personnel-related expenses due to increased headcount to invest in new hardware devices as well as our expanded functionality of our LatchOS platform, offset by (ii) $1.0 million of lower contract manufacturer costs for the development of C2 and the Latch Intercom, which costs were higher prior to the subsequent product release.
Research and development expenses increased $4.1 million when comparing the six months ended June 30, 2021 with the six months ended June 30, 2020, primarily due to a $3.8 million stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers.
Sales and Marketing Expenses
Sales and marketing expenses increased $2.2 million and $1.6 million when comparing the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020, respectively. The increases were primarily due to: (i) $1.3 million and $1.0 million in higher personnel-related expenses due to increased headcount as we invest in our salesforce; and (ii) $0.3 million and $0.5 million in transaction costs related to the Business Combination. Additionally, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, there was $0.2 million in higher advertising costs.
General and Administrative Expenses
General and administrative expenses increased by $6.0 million and $18.6 million when comparing the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020, respectively. The increases were primarily due to: (i) $3.0 million and $4.9 million in transaction costs and professional advisory fees in connection with the Business Combination; (ii) $1.5 million and $1.9 million in higher personnel-related expenses and recruiting fees due to increased headcount as a result of building out our corporate infrastructure to operate as a public company; (iii) $0.5 million and $0.9 million in higher software license costs due to new systems implemented to scale our IT infrastructure; and (iv) $0.3 million and $0.3 million in public company insurance expense. Additionally, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, there was $0.2 million in higher travel and entertainment expenses. For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, additional increases were due to: a $10.1 million stock-based compensation charge incurred in connection with the sale of shares to investors by certain Company employees and non-employee service providers, and $0.6 million in higher audit fees as no audit fees were incurred during the six months ended June 30, 2020.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.4 million and $0.8 million when comparing the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020, respectively. The increases were primarily due to the increase in amortization of internally developed software released in 2020 and 2021.
Total Other Income (Expense), Net
Other expenses increased by $17.7 million and $24.5 million when comparing the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020, respectively. The increases were primarily due to: (i) $9.0 million and $12.6 million unfavorable change in the fair value of the derivative liabilities related to our Convertible Notes and warrants related to our term loan; (ii) $4.8 million and $4.8 million unfavorable change in the fair value of the private placement warrants; (iii) $1.5 million and $1.5 million loss on extinguishment of debt related to the Convertible Notes; and (iv) $2.6 million and $5.8 million higher interest expense primarily related to our Convertible Notes.

Liquidity and Capital Resources
We have incurred losses since our inception. Prior to the Closing of the Business Combination, our operations were financed primarily through net proceeds from the issuance of our redeemable convertible preferred stock and Convertible Notes, as well as borrowings under our term loan. We received approximately $450.0 million in cash proceeds, net of fees and expenses funded in connection with the June 4, 2021 Closing of the Business Combination, which included approximately $192.6 million from the PIPE Investment. At Closing, we also repaid the $5.0 million term loan and cancelled the associated $5.0 million revolving line of credit. Also in connection with the Closing of the Business Combination, $50.0 million outstanding principal amount of Convertible Notes and unpaid accrued interest converted into 6.9 million shares of our common stock. As of June 30, 2021, we had an accumulated deficit of $240.4 million, working capital of $475.9 million, $0.8 million outstanding under our $6.0 million revolving facility with a freight forwarding and customs brokerage company and $472.0 million in cash and cash equivalents.
We subcontract with other companies to manufacture our products. During the normal course of business, we and our manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and manufacturers for the cost of the unutilized component orders or components purchased by our manufacturers. Historically, we do not believe there have been any material liabilities that have resulted from cancellation of purchase orders.
Our short-term liquidity needs primarily include working capital for sales and marketing, research and development and continued innovation. Our future capital requirements will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our products, the results of business initiatives, the timing of new product introductions and overall economic conditions.
We believe our existing cash and cash equivalent balances and revolving facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Indebtedness
2020 Convertible Notes
Between August 11, 2020 and October 23, 2020, Legacy Latch issued a series of Convertible Notes with a maturity date of April 23, 2022 (subject to the holder’s option to extend the maturity date for a period of one year), for an aggregate principal amount of $50 million. The notes accrued interest at a rate of 5% per annum for the first six months, 7% per annum for the following six months and 9% per annum from month 13 until maturity, that was due and payable upon the earlier to occur of the maturity date or an event of default, unless otherwise converted prior to maturity or an event of default.
The terms of the Convertible Notes provided for the principal and accrued interest to automatically convert into the type of preferred stock issued in a sale of preferred stock at a specified conversion price. Upon certain corporate transactions or liquidity events, outstanding principal at 1.25 times par value and interest on each note would, at the holder’s option, be due and payable in full or be converted into common stock of Legacy Latch at a specified conversion price.
As noted above, in connection with the Closing of the Business Combination, $50.0 million outstanding principal amount of Convertible Notes and unpaid accrued interest converted into 6.9 million shares of our common stock.
Revolving Line of Credit and Term Loan
In September 2020, Legacy Latch obtained a revolving line of credit and a term loan, both of which were secured by a first-perfected security interest in substantially all of the assets of Legacy Latch.

The revolving line of credit provided a credit extension of up to $5 million and bore interest at the greater of the prime rate plus 2% or 5.25% per annum, as long as Legacy Latch maintained an Adjusted Quick Ratio of 1.25. If the Adjusted Quick Ratio fell below 1.25, then the revolving line of credit would bear interest at the greater of the prime rate plus 3% or 6.25% per annum. Legacy Latch could only borrow up to 80% of eligible accounts receivable. Legacy Latch did not draw any amounts on the line of credit, which was cancelled upon the repayment in full of the term loan in connection with the Closing.

The available amount under the term loan was an initial $5 million, with two additional tranches of $2.5 million each, which Legacy Latch could draw down on in annual increments from closing. The term loan bore interest at the greater of the prime rate plus 3% or 6.25% per annum. The term loan was set to mature on December 1, 2024. On June 4, 2021, the Company paid in full the outstanding principal and accrued interest on the term loan.
Revolving Credit Facility
On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility described in Note 8, Debt, in Part I, Item 1. “Financial Statements.” The revolving facility has a credit limit of $6.0 million with no stated maturity date. An installment plan agreement will be executed for each financing request, which will include the interest rate. The revolving facility has no financial or other covenants.
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash used in operating activities	$(32,835)	$(30,091)
Net cash used in investing activities	(4,311)	(3,300)
Net cash provided by financing activities	448,621	10,344
Effect of exchange rates on cash	(5)	3
Net change in cash and cash equivalents	$411,470	$(23,044)
Operating Activities
The increase of $2.7 million in net cash used in operating revenues reflects the $9.6 million increase in the net loss, after adjusting for non-cash items, partially offset by:
•a $4.8 million decrease in inventory purchases primarily due to the delayed unit deliveries experienced in 2020 as a result of the impact of COVID-19; and
•a $2.4 million increase in accounts payable and accrued expenses reflecting the accrual of expenditures incurred related to the Business Combination and to support general business growth, and the related timing of payments.
Investing Activities
Net cash used in investing activities increased by $1.0 million to $4.3 million for the six months ended June 30, 2021 from $3.3 million for the six months ended June 30, 2020, primarily due to higher capitalization of internally developed software costs of $0.8 million reflecting increased headcount as well as incremental new functionality being added to our LatchOS platform for future product releases.
Financing Activities
In the six months ended June 30, 2021, net cash provided by financing activities consisted of: (i) $450.0 million of net proceeds from the Business Combination; (ii) $2.8 million from the issuance of common stock in connection with exercises of stock options; and (iii) $0.8 million of borrowings under our revolving facility, partially offset by the $5.0 million repayment of the term loan.
In the six months ended June 30, 2020, net cash provided by financing activities consisted principally of the net proceeds from the issuance of Series B-1 preferred stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our Registration Statement on Form S-1 filed with the SEC on June 25, 2021.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we have presented in this Report Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.
We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, provision for income taxes, restructuring, one-time litigation expenses, loss on extinguishment of debt, gain or loss on change in fair value of derivative instruments and warrant liabilities, and transaction related expenses. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Report, Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.
Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. In addition, the expenses and other items that we exclude in our calculations of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results.
In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison.
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Reconciliation of Adjusted EBITDA to Net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(40,071)	$(14,986)	$(78,172)	$(30,927)
Depreciation and amortization	689	313	1,342	586
Interest (income)/expense, net	2,873	291	6,191	351
Income taxes	10	—	10	—
Loss on extinguishment of debt	1,469	—	1,469	—
Change in fair value of derivative liabilities	8,991	—	12,588	—
Change in fair value of warrant liability	4,795	—	4,795	—
Restructuring costs(1)	—	576	—	886
Transaction-related costs(2)	3,420	—	5,568	—
Litigation costs(3)	—	11	—	1,046
Stock-based compensation and warrant expense(4)	424	351	14,916	707
Adjusted EBITDA	$(17,400)	$(13,444)	$(31,293)	$(27,351)
(1)The Company initiated a restructuring plan in the first quarter of 2020 as part of its efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic. The restructuring included a reduction in force involving an approximate 25% reduction in headcount, which resulted in severance and benefit costs for affected employees and other miscellaneous direct costs. These costs are included principally within research and development, sales and marketing, and general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss, based on the department to which the expense relates.
(2)Transaction costs related to the Business Combination. These costs are included within sales and marketing and general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(3)Legal and settlement fees incurred in connection with non-ordinary course litigation and other disputes. These costs are included within general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(4)Stock-based compensation and warrant expense associated with equity compensation plans including $13.8 million related to the secondary purchase transaction during the six months ended June 30, 2021. See Note 13, Stock-Based Compensation included in Part I, Item 1. “Financial Statements.”
Emerging Growth Company Status
Following the consummation of the Business Combination, the Post Combination Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the TSIA IPO, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting for the periods ended December 31, 2020 and 2019. The material weaknesses, which we are currently working to remediate, relate to: (a) general segregation of duties, including the review and approval of journal entries; (b) lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology. Management has concluded that these material weaknesses in internal control over financial reporting were due to the fact that we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee our business processes and controls.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described above. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.

We are in the process of implementing remediation efforts, including the hiring of additional financial employees and consultants with the appropriate public company and technical accounting expertise, and other actions described below. As such remediation efforts are still ongoing, we have concluded that the material weaknesses have not been fully remediated. Remediation efforts to date include the following:

•We made an assessment of the accounting personnel and strengthened our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls.
•We engaged external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the financial statements and related footnote disclosures, prior to the hiring of internal resources. We plan to retain these financial consultants, as needed, until such time that the required financial controls have been fully implemented.

The actions that have been taken are subject to continued review, implementation and testing by management, as well as oversight by the audit committee of our board of directors. While we have implemented a variety of steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe that we have employed supplementary procedures to ensure that the financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

Changes in Internal Control over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. As a result of the closing of the Business Combination, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 no longer apply. For a discussion of risks and uncertainties relating to our business following the Business Combination, please see the section in our Registration Statement on Form S-1 filed with the SEC on June 25, 2021 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than with respect to the PIPE Investment as described elsewhere in this Report, we sold no securities during the three months ended June 30, 2021 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4	2.1	3/10/2021
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
10.1	Amended and Restated Registration Rights Agreement, dated as of June 4, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch named therein.	8-K	10.1	6/10/2021
10.2	Latch, Inc. 2021 Incentive Award Plan.	S-8	99.1	8/9/2021
10.3	Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	10.8	6/10/2021
10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8-K	10.9	6/10/2021
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statement of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Unaudited, (iv) the Condensed Consolidated Statement of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).
* Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ Luke Schoenfelder
Luke Schoenfelder
Chief Executive Officer and Chairman of the Board of Directors

August 13, 2021

By:	/s/ Garth Mitchell
Garth Mitchell
Chief Financial Officer and Treasurer

August 13, 2021