Form 10-Q
period 2021-09-30
Latch, Inc.
filed 2021-11-10
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 8, 2021, there were 142,219,716 shares of the registrant’s common stock outstanding, par value $0.0001 per share.

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
•our ability to acquire and protect intellectual property; and
•our ability to successfully deploy the proceeds from the Business Combination (as defined below).
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

Latch, Inc. and Subsidiaries
Form 10-Q
Table of Contents

Page
Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (audited)	1
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020	2
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2021 and 2020	3
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020	5
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45
Part II - Other Information	46
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	48
Signatures	49

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of September 30, 2021 (unaudited)	As of December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$240,306	$60,529
Marketable securities - current	88,135	—
Accounts receivable, net	18,648	8,227
Inventories, net	9,976	8,293
Prepaid expenses and other current assets	10,136	3,309
Total current assets	367,201	80,358
Property and equipment, net	1,653	753
Marketable securities - non-current	104,138	—
Internally developed software, net	13,037	7,416
Other non-current assets	1,452	1,082
Total assets	$487,481	$89,609

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,945	$3,732
Accrued expenses	12,062	5,781
Deferred revenue - current	4,541	2,344
Other current liabilities	2,724	—
Total current liabilities	25,272	11,857
Deferred revenue - non-current	18,818	13,178
Term loan, net	—	5,481
Convertible notes, net	—	51,714
Warrant liability	17,600	—
Other non-current liabilities	559	1,051
Total liabilities	62,249	83,281

Commitments and contingencies (see Note 11)

Redeemable convertible preferred stock - $0.00001 par value, 63,877,518 shares authorized, 63,756,438 shares issued and outstanding as of December 31, 2020: liquidation preference - $165,562(1)	—	160,605

Stockholders’ equity (deficit)
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 141,112,920 and 8,168,780 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively(1)	21	—
Additional paid-in capital	699,866	7,901
Accumulated other comprehensive income (loss)	(57)	9
Accumulated deficit	(274,598)	(162,187)
Total stockholders’ equity (deficit)	425,232	(154,277)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$487,481	$89,609
(1)Shares outstanding for all periods reflect the adjustment for the Exchange Ratio as a result of the Business Combination. Shares issued and outstanding as of September 30, 2021 excludes 738,000 shares subject to vesting requirements. See Note 1, Description of Business.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Hardware and other related revenue	$9,047	$4,093	$21,263	$8,050
Software revenue	2,150	1,002	5,575	2,523
Total revenue	11,197	5,095	26,838	10,573
Cost of revenue(1)(2):
Cost of hardware and other related revenue	10,952	5,824	25,049	12,206
Cost of software revenue	201	66	508	185
Total cost of revenue	11,153	5,890	25,557	12,391
Operating expenses:
Research and development(2)	11,798	6,977	28,402	19,511
Sales and marketing(2)	9,797	3,161	18,602	10,416
General and administrative(2)	11,971	4,198	39,660	13,250
Depreciation and amortization	825	321	2,167	907
Total operating expenses	34,391	14,657	88,831	44,084
Loss from operations	(34,347)	(15,452)	(87,550)	(45,902)
Other income (expense)
Change in fair value of derivative liabilities	—	(15)	(12,588)	(15)
Change in fair value of warrant liability	1,067	—	(3,728)	—
Loss on extinguishment of debt	—	—	(1,469)	—
Interest expense, net	(780)	(458)	(6,971)	(809)
Other (expense) income	(89)	54	(5)	(72)
Total other income (expense)	198	(419)	(24,761)	(896)
Loss before income taxes	(34,149)	(15,871)	(112,311)	(46,798)
Income taxes	90	3	100	3
Net loss	$(34,239)	$(15,874)	$(112,411)	$(46,801)
Other comprehensive loss
Unrealized loss on marketable securities	(60)	—	(60)	—
Foreign currency translation adjustment	(1)	—	(6)	—
Comprehensive loss	$(34,300)	$(15,874)	$(112,477)	$(46,801)

Net loss per common share
Basic and diluted net loss per common share	$(0.24)	$(2.18)	$(1.66)	$(6.55)
Weighted averages shares outstanding
Basic and diluted	140,675,490	7,270,903	67,933,833	7,150,235

(1)Exclusive of depreciation and amortization shown in operating expenses below.
(2)Stock-based compensation expense included in cost of revenue and operating expenses is as follows:
Cost of hardware and other related revenue	$170	$2	$200	$8
Cost of software revenue	10	—	10	—
Research and development	2,707	111	6,804	307
Sales and marketing	1,904	32	2,108	103
General and administrative	2,157	218	12,743	652
Total stock-based compensation	$6,948	$363	$21,865	$1,070

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

January 1, 2020	68,318	$150,305	7,839	$—	$5,724	$—	$(96,193)	$(90,469)
Retroactive application of Exchange Ratio	(7,030)	—	(807)	—	—	—	—	—
January 1, 2020 as adjusted	61,288	150,305	7,032	—	5,724	—	(96,193)	(90,469)
Issuance of Series B-1 preferred stock for cash, net of issuance costs	2,468	10,300	—	—	—	—	—	—
Exercises of common stock options	—	—	55	—	19	—	—	19
Stock-based compensation	—	—	—	—	366	—	—	366
Net loss	—	—	—	—	—	—	(15,941)	(15,941)
March 31, 2020	63,756	$160,605	7,087	$—	$6,109	$—	$(112,134)	$(106,025)
Exercises of common stock options	—	—	65	—	25	—	—	25
Stock-based compensation	—	—	—	—	359	—	—	359
Net loss	—	—	—	—	—	—	(14,986)	(14,986)
June 30, 2020	63,756	160,605	7,152	$—	$6,493	$—	$(127,120)	$(120,627)
Exercise of common stock options	—	—	145	—	47	—	—	47
Stock-based compensation	—	—	—	—	440	—	—	440
Net loss	—	—	—	—	—	—	(15,874)	(15,874)
September 30, 2020	63,756	$160,605	7,297	$—	$6,980	$—	$(142,994)	$(136,014)

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
January 1, 2021	71,069	$160,605	9,106	$—	$7,901	$9	$(162,187)	$(154,277)
Retroactive application of Exchange Ratio	(7,313)	—	(937)	—	—	—	—	$—
January 1, 2021, as adjusted	63,756	160,605	8,169	—	7,901	9	(162,187)	(154,277)
Exercises of common stock options	—	—	5,428	—	2,816	—	—	2,816
Foreign translation adjustment	—	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	—	14,513	—	—	14,513
Net loss	—	—	—	—	—	—	(38,101)	(38,101)
March 31, 2021	63,756	$160,605	13,597	$—	$25,230	$2	$(200,288)	$(175,056)
Conversion of Convertible Notes	—	—	6,925	—	69,252	—	—	69,252
Conversion of Legacy Latch warrants	—	—	233	—	2,143	—	—	2,143
Conversion of redeemable convertible preferred stock to common shares	(63,756)	(160,605)	63,756	1	160,604	—	—	160,605
Reverse recapitalization, net of transaction costs(1)	—	—	56,011	14	434,912	—	—	434,926
Foreign translation adjustment	—	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	459	—	—	459
Net loss	—	—	—	—	—	—	(40,071)	(40,071)
June 30, 2021	—	—	140,522	15	692,600	4	(240,359)	452,260
Exercises of common stock options	—	—	645	6	218	—	—	224
Issuance of common stock upon settlement of restricted stock units	—	—	12	—	—	—	—	—
Tax withholdings on settlement of equity awards	—	—	(66)	—	(394)	—	—	(394)
Transaction costs related to reverse recapitalization	—	—	—	—	(253)	—	—	(253)
Foreign translation adjustment	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	7,695	—	—	7,695
Unrealized loss on marketable securities	—	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	—	(34,239)	(34,239)
September 30, 2021	—	$—	141,113	$21	$699,866	$(57)	$(274,598)	$425,232
(1) Excludes 738,000 shares subject to vesting requirements. See Note 1, Description of Business.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(112,411)	$(46,801)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,167	907
Non-cash interest expense	3,527	36
Change in fair value of derivative liabilities	12,588	15
Change in fair value of warrant liability	3,728	—
Loss on extinguishment of debt	1,469	—
Provision (reversal) for excess and obsolete inventory	(328)	108
Allowance (reversal) for doubtful accounts	753	(196)
Stock-based compensation	21,865	1,138
Changes in assets and liabilities
Accounts receivable	(11,174)	(923)
Inventories	(1,355)	(4,416)
Prepaid expenses and other current assets	(1,576)	(163)
Other non-current assets	(431)	(917)
Accounts payable	2,150	1,374
Accrued expenses	5,969	1,076
Other current liabilities	358	—
Other non-current liabilities	1,185	820
Deferred revenue	7,837	7,139
Net cash used in operating activities	(63,679)	(40,803)
Investing activities
Purchase of marketable securities	(193,135)	—
Purchase of convertible promissory note	(4,000)	—
Purchase of property and equipment	(993)	(123)
Development of internal software	(6,480)	(4,155)
Purchase of intangible assets	—	(207)
Net cash used in investing activities	(204,608)	(4,485)
Financing activities
Proceeds from issuance of Series B-1 preferred stock, net of issuance costs	—	10,300
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	2,069
Proceeds from issuance of term loan, net	—	4,976
Proceeds from business combination and private offering, net of issuance costs	448,035	—
Repayment of term loan	(5,000)	—
Proceeds from unsecured loan	—	3,441
Repayment of unsecured loan	—	(3,441)
Proceeds from issuance of common stock	3,040	90
Payments for tax withholding on net settlement of equity awards	(372)	—
Proceeds from revolving credit facility	3,682	—
Repayment of revolving credit facility	(1,316)	—
Net cash provided by financing activities	448,069	17,435
Effect of exchange rate on cash	(5)	(2)
Net change in cash and cash equivalents	179,777	(27,855)
Cash and cash equivalents
Beginning of period	60,529	54,218
End of period	$240,306	$26,363

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (unaudited)
(in thousands)

Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$803	$27
Bifurcation of derivative liabilities component of issuance of convertible promissory notes and term loan	$—	$624
Accrued issuance costs	$—	$82
Accrued fixed assets	$416	$—
Private placement warrants received as part of business combination	$13,872	$—
Prepaid expenses received as part of business combination	$510	$—
Accrued taxes related to net share settlement of equity awards	$24	$—
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
The Company is located and headquartered in New York, NY. Other offices operated by the Company are in San Francisco, CA and Taipei, Taiwan. In May 2019, the Company incorporated Latch Taiwan, Inc., a wholly owned subsidiary, in the state of Delaware. In October 2020, the Company incorporated Latch Insurance Solutions, LLC, a wholly owned subsidiary, in the state of Delaware. In September 2021, the Company incorporated Latch Systems Ltd., a wholly owned subsidiary, in England and Wales. The Company’s revenues are derived primarily from operations in North America.
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
On June 4, 2021, the Company consummated the Business Combination and the other Transactions (the “Closing”). The following occurred upon the Closing:
•The mandatory conversion feature upon a business combination was triggered for the Convertible Notes described in Note 9, Debt, causing a conversion of the $50.0 million outstanding principal amount of these Convertible Notes and any unpaid accrued interest into equity securities at a specified price. The noteholders received approximately 6.9 million shares of common stock in the Post Combination Company. Also, the embedded derivative related to the Convertible Notes was extinguished as part of the Closing.
•The 71.1 million outstanding shares of redeemable convertible preferred stock described in Note 12, Convertible Preferred Stock and Equity, were exchanged for 63.8 million shares of common stock in the Post Combination Company.
•Repayment in full of the outstanding principal and accrued interest on the term loan, described in Note 9, Debt, in the total amount of $5.0 million. The embedded derivative on the warrants issued in connection with the term loan was extinguished as part of the Closing.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

•The shares of TSIA Class B common stock held by TS Innovation Acquisitions Sponsor, L.L.C. (“Sponsor”) automatically converted to 7.4 million shares of common stock in the Post Combination Company. Of the 7.4 million shares of common stock held by the Sponsor, 0.7 million are subject to vesting under certain conditions (the “Sponsor Earnout Shares”), including that the volume-weighted average price of the Post Combination Company equals or exceeds $14.00 for any 20 trading days within a 30 trading day period on or prior to the five year anniversary of the Closing.
•Pursuant to subscription agreements entered into in connection with the Merger Agreement, certain investors agreed to subscribe for an aggregate of 19.3 million newly-issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $192.6 million (the “PIPE Investment”). The PIPE Investment included 0.3 million newly issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $2.6 million that was used to fund a cash election (see Note 14, Stock-Based Compensation). At the Closing, the Company consummated the PIPE Investment.
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
The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the nine months ended September 30, 2021.

Cash - TSIA trust and cash, net of redemptions	$300,122
Cash - PIPE Investment including cash election	192,550
Less: transaction costs and advisory fees paid	(36,783)
Less: Cash election payment	(2,313)
Less: issuance and other costs paid	(5,541)
Net proceeds from Business Combination	448,035
Less: Accrued issuance costs	—
Less: Private placement warrants received as part of Business Combination	(13,872)
Plus: Prepaid expenses received as part of Business Combination	510
Reverse recapitalization, net of transaction costs	$434,673
As a result of the Business Combination, each share of Legacy Latch redeemable convertible preferred stock and common stock was converted into the right to receive approximately 0.8971 shares of the common stock of the Post Combination Company (the “Exchange Ratio”).
Based on the following factors, the Company determined under Accounting Standards Codification (“ASC”) 805, Business Combinations, that the Business Combination was a reverse recapitalization.
•Legacy Latch stockholders owned approximately 60.0% of the shares in the Post Combination Company, and thus had sufficient voting rights to exert influence over the Post Combination Company.
•Legacy Latch appointed a majority of the Post Combination Company’s board of directors and maintained a majority of the composition of management.
•Legacy Latch was the larger entity based on historical revenues and business operations and comprised the ongoing operations of the Post Combination Company.
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
In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Latch’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Latch redeemable convertible preferred stock and Legacy Latch common stock prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of 0.8971 established in the Business Combination.
Post Combination Company common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “LTCH” and “LTCHW,” respectively, on June 7, 2021.
COVID-19
In March 2020, the outbreak of COVID-19 was declared a pandemic. The COVID-19 pandemic disrupted and may continue to disrupt the Company’s hardware deliveries due to delays in construction timelines at customers’ building sites. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States, and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. COVID-19 has also affected our supply chain consistent with its effect across many industries, including creating shipping and logistics challenges. We expect these impacts, including potential delayed product availability and higher component and shipping costs, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to address industry-wide capacity challenges. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management’s estimates and assumptions.
In the first quarter of 2020, the Company initiated a restructuring plan as part of its efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic. The Company incurred costs in connection with involuntary termination benefits associated with a reduction in force (the “RIF”), which involved an approximate 25% reduction in headcount, including severance and benefits costs for affected employees and other miscellaneous direct costs. As a result of its strong performance in 2020 and 2021, the Company has rehired some of the staff that was terminated at the outset of the pandemic. Restructuring cost of $0.1 million and $1.0 million was recorded for the three and nine months ended September 30, 2020, respectively, principally in research and development, sales and marketing, and general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss based on the department to which the expense relates. All amounts have been paid as of September 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures (see Note 15, Income Taxes). Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals. In the second quarter of 2020, the Company received and repaid $3.4 million in loans under the CARES Act.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Latch, Inc. and its wholly owned subsidiaries, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation.
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
The Company’s significant accounting policies for its condensed consolidated financial statements as of September 30, 2021 are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Consolidated Financial Statements for the year ended December 31, 2020.
Marketable Securities
The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company periodically evaluates its investments to determine if impairment charges are required.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at net realizable value, net of allowance for doubtful accounts and reserve for wholesale returns (See “—Revenue Recognition – Hardware and other related” below for further information). On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms.
The Company generally does not require any security or collateral to support its receivables. The allowance for doubtful accounts was $0.8 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively.
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
The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one year with respect to electronic components and five years for mechanical components. The Company replaces, repairs or refunds warrantable devices at its sole discretion. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For both the three and nine months ended September 30, 2021, the reserve for hardware warranties was approximately 1% of cost of hardware revenue. For both the three and nine months ended September 30, 2020, the reserve for hardware warranties was approximately 2% of cost of hardware revenue. The Company also provides certain customers a wholesale arrangement with a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and nine months ended September 30, 2021, the reserve for wholesale returns against revenue was $(0.3) million and $0.1 million, respectively. For the three and nine months ended September 30, 2020, the reserve for wholesale returns against revenue was $0.01 million and $(0.05) million, respectively. The reserve against accounts receivable as of September 30, 2021 and December 31, 2020 was $0.6 million and $1.8 million, respectively.
The Company also generates revenues related to hardware, which includes professional services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis. The Company recognized professional services revenue of $0.6 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.
Software
The Company generates software revenue primarily through the sale of its software-as-a-service (“SaaS”) to building developers over its cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

optional features selected by customers as well as the term length. SaaS arrangements generally have term lengths of month-to-month, two-year, five-year and ten-year and include a fixed fee paid upfront except for the month-to-month arrangements. As a result of significant discounts provided on the longer-term software contracts paid upfront, the Company has determined that there is a significant financing component and has therefore broken out the interest component and recorded as a component of interest income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The amount of interest expense related to this component was $0.8 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2020, respectively.
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
For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the good or service separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions, historical pricing data and internal pricing guidelines related to the performance obligations. The Company then allocates the transaction price among those obligations based on the estimation of standalone selling price. For software revenue, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term. The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied was $23.4 million as of September 30, 2021. The Company expects to recognize the short-term amount of $4.5 million over the next 12 months and the long-term portion of $18.8 million over the contracted-use term of each agreement.
Revenue Disaggregation
The Company had total revenue of $11.2 million and $26.8 million for the three and nine months ended September 30, 2021, respectively, and $5.1 million and $10.6 million for the three and nine months ended September 30, 2020, respectively. The Company’s revenues are derived primarily from operations in North America.

Deferred Contract Costs
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2021	$549
Additions to deferred contract costs	378
Amortization of deferred contract costs	(70)
Balance as of September 30, 2021	$857
Contract Assets and Contract Liabilities (Unbilled Receivables and Deferred Revenue)

	September 30, 2021	December 31, 2020
Contract assets (unbilled receivables)	$531	$—
Contract liabilities (deferred revenue)	$23,359	$15,522

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
The Company records contract liabilities to deferred revenue when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts, which is generally the case for the Company’s software revenue. The Company generally invoices its customers monthly, or up to two years, five years or ten years in advance of services being provided. The Company recognized $0.9 million and $2.9 million of prior year deferred software revenue during the three and nine months ended September 30, 2021, respectively.
Increase in contract liabilities for the three and nine months ended September 30, 2021 primarily resulted from growth of contracts with new and existing customers. Deferred revenue that will be recognized during the succeeding 12-month period is recorded within current liabilities on the accompanying Condensed Consolidated Balance Sheets.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, the Company recorded a full valuation allowance against its deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. The fair value of restricted stock units (“RSUs”) is determined using the closing trading price on the grant date. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock options, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

•Expected Volatility—The Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.
•Expected Term—The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint between the stock options’ vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
•Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.
•Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Fair Value Measurement
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
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of September 30, 2021, the Company had one customer that accounted for $2.5 million, or 13%, of gross accounts receivable. As of December 31, 2020, the Company had one customer that accounted for $1.5 million, or 15%, of gross accounts receivable. For the three and nine months ended September 30, 2021, the Company had one and two customers that accounted for $1.8 million and $5.9 million, or 16% and 22%, of total revenue, respectively. For the three months ended September 30, 2020, the Company had one customer that accounted for $0.9 million, or 17%, of total revenue. The Company had no customers that accounted for more than 10% of total revenue for the nine months ended September 30, 2020.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Segment Information
The Company has one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet as a right of use asset and related lease liability. The ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.
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
3.INVESTMENTS
Marketable Securities
The Company’s investments in marketable securities are classified and accounted for as available-for-sale and consist of high quality asset backed securities, commercial paper, corporate bonds and U.S. government agency debt securities. The Company’s marketable securities with remaining effective maturities of 12 months or less from the balance sheet date are classified as current; otherwise, they are classified as non-current on the condensed consolidated balance sheets. Unrealized gains and losses on marketable securities classified as available-for-sale are recognized in other comprehensive income (loss).
The Company’s marketable securities by security type are summarized as follows:

	As of September 30, 2021
	Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$11,141	$(13)	$11,128
Commercial paper and corporate bonds	176,233	(80)	176,153
U.S. government agency debt securities	4,997	(5)	4,992
Total marketable securities	$192,371	$(98)	$192,273
Convertible Promissory Note
In July 2021, the Company purchased a convertible promissory note (the “Note”) from a counterparty for $4.0 million. The outstanding principal of the Note, together with unpaid and accrued interest, is due and payable on September 30, 2022, which can be extended at the option of the Company for a period of one year, unless the debt is converted to equity securities in the counterparty or the Company declares the Note due and payable upon the occurrence of an event of default. The Note also contains certain embedded features, including: acceleration in the event of default; automatic

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

conversion into the equity of the counterparty upon a subsequent equity financing by the counterparty; optional conversion into equity upon the sale of preferred stock by the counterparty; optional acceleration or conversion into equity upon certain corporate transactions by the counterparty; and the Company’s option to extend the maturity date. Interest accrues at 6% per annum and is due upon the earlier of the maturity date or an event of default. The Note meets the definition of a debt security under the provisions of ASC 320, Investments - Debt Securities. The Company classified the Note as trading and categorized within Level 3 of the fair value hierarchy. Subsequent changes in fair value will be reported in earnings. The Company determined that there was no material change in fair value as of September 30, 2021. The Note is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
Contractual maturities of the Company’s marketable securities and other investments are summarized as follows:

	As of September 30, 2021
	Cost	Estimated Fair Value
Due in less than one year	92,156	92,135
Due in one to five years	104,215	104,138
Total investments	$196,371	$196,273
As of September 30, 2021, the Company had $0.1 million of gross unrealized losses primarily due to a decrease in the fair value of the corporate bonds.
The Company will regularly review its investment portfolio to identify and evaluate investments that have indications of possible impairment. Investments that are impaired are those that are considered to have losses that are other-than-temporary. Factors considered in determining whether a loss is temporary include:
•the length of time and extent to which fair value has been lower than the cost basis;
•the financial condition, credit quality and near-term prospects of the investee; and
•whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As of September 30, 2021, the Company had not identified any impairment indicators in the investments.
During the three and nine months ended September 30, 2021, the Company recorded no net realized gains or losses from the sale of investments.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

4.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of September 30, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,003	$—	$—	$2,003
Money market funds	238,303	—	—	238,303
Total cash and cash equivalents	240,306	—	—	240,306
Asset backed securities	—	11,128	—	11,128
Commercial paper and corporate bonds	—	176,153	—	176,153
U.S. government agency debt securities	—	4,992	—	4,992
Convertible promissory note	—	—	4,000	4,000
Total assets	$240,306	$192,273	$4,000	$436,579

Liabilities
Warrant liability	17,600	—	—	17,600
Total liabilities	$17,600	$—	$—	$17,600

	As of December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,244	$—	$—	$1,244
Money market funds	59,285	—	—	59,285
Total assets	$60,529	$—	$—	$60,529

Liabilities
Derivative liabilities	—	—	13,390	13,390
Total liabilities	$—	$—	$13,390	$13,390
The Company’s investments in money market funds backed by U.S. government securities have been classified as Level 1 as they are valued utilizing quoted prices (unadjusted) in active markets for identical assets. Investments in asset backed securities, commercial paper, corporate bonds and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources for the reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. With respect to the Note, the Company elected to apply the fair value option and account for the hybrid instrument containing the Note and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value being reported in earnings. The Company determined that there was no material change in the fair value of the Note as of September 30, 2021. During the three and nine months ended September 30, 2021, there were no transfers of financial assets between Level 1 and Level 2.
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the TSIA IPO, but which were transferred to the Company as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the Condensed Consolidated Balance Sheets at

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Private Placement Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 1 of the fair value hierarchy. The closing price of the public warrants was $2.60 and $3.30 as of June 3, 2021 and September 30, 2021, respectively. The fair value of the Private Placement Warrants was $13.9 million and $17.6 million as of June 3, 2021 and September 30, 2021, respectively.
As of December 31, 2020, Level 3 instruments consisted of the Company’s derivative liabilities related to the Convertible Notes and warrants issued in connection with the term loan (see Note 9, Debt). Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value, and such changes could result in a significant increase or decrease in the fair value. For the Company’s derivatives related to the Convertible Notes categorized within Level 3 of the fair value hierarchy, the Company compared the calculated value of the Convertible Notes with the indicated value of the host instrument, defined as the straight-debt component of the Convertible Notes. The difference between the value of the straight-debt host instrument and the fair value of the Convertible Notes resulted in the value of the derivative instruments. The Convertible Notes were valued using a discounted cash flow analysis. The Company discounted the future payoffs at risk-adjusted rates consistent with market yields. The discount rate was calculated by adding the risk-free rate, an option-adjusted spread and a calibrated risk premium, each as noted below.
•The selected risk-free rate was based on observed yields on U.S. Treasury securities.
•The selected option-adjusted spread was based on the ICE Bank of America CCC and Lower U.S. High Yield Index (HOA3); and
•The calibrated risk premium was calculated as the additional risk premium necessary to reconcile with the original issuance at August 11, 2020.
Since the potential payoffs for the Convertible Notes were dependent on the outcome of future equity financing rounds, the discounted cash flow models incorporated management’s estimates for the probabilities and timing of future financing events. Upon the Closing of the Business Combination on June 4, 2021, the Convertible Notes were converted into equity and the derivatives related to the Convertible Notes were extinguished. See Note 9, Debt, and Note 10, Derivatives.
The Company’s derivatives related to the warrants issued in connection with the term loan were categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs included the expected term, volatility, risk-free interest rate and dividend yield (see Note 12, Convertible Preferred Stock and Equity). Upon the Closing of the Business Combination on June 4, 2021, the term loan was repaid in full, and the derivatives related to the warrants were extinguished.
The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liabilities:

December 31, 2020
Term in years	0.3 to 1.3
Calibrated risk premium	11.68%
Option adjusted spread	8.03%
Risk free rate	0.12% - 0.19%

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table represents the activity of the Level 3 instruments:

	Convertible Notes	Warrants	Total
Derivative liabilities - December 31, 2020	$12,676	$714	$13,390
Change in fair value of derivative liabilities(1)	11,158	1,430	12,588
Extinguishment of derivatives	(23,834)	(2,144)	(25,978)
Derivative liabilities - September 30, 2021	$—	$—	$—
(1)Recorded in other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three and nine months ended September 30, 2021, the Company purchased the Note, which is categorized as Level 3 in the fair value hierarchy, for $4.0 million. There were no sales of Level 3 instruments during the three and nine months ended September 30, 2021. There were no transfers of instruments into or out of Level 3 during the three and nine months ended September 30, 2021.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Office furniture	$86	$86
Computers and equipment	3,198	1,789
Property and equipment	3,284	1,875
Less: Accumulated depreciation	(1,631)	(1,122)
Total property and equipment, net	$1,653	$753
6.INTERNALLY DEVELOPED SOFTWARE, NET
Internally developed software, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Internally developed software	$9,422	$4,235
Construction in progress	6,481	4,451
Less: Accumulated amortization	(2,866)	(1,270)
Total internally developed software, net	$13,037	$7,416
Capitalized costs associated with construction in progress are not amortized into amortization expense until the related assets are put into service.
7.INVENTORIES, NET
Inventories, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw materials	$3,513	$2,242
Finished goods	6,749	6,376
Excess and obsolete reserve	$(286)	(325)
Total inventories, net	$9,976	$8,293
The Company did not experience any significant inventory write-downs for the three and nine months ended September 30, 2021.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

8.ACCRUED EXPENSES
Accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued payroll	$5,663	$1,246
Accrued duties	154	204
Accrued warranties	454	284
Accrued purchases	1,498	25
Accrued excess inventory	159	465
Accrued operating expense	3,717	3,505
Other accrued expenses	417	52
Total accrued expenses	$12,062	$5,781
9.DEBT
Revolving Line of Credit and Term Loan
In September 2020, Legacy Latch obtained a revolving line of credit as well as a term loan, both of which were secured by a first-perfected security interest in substantially all of the assets of Legacy Latch. In connection with the term loan, Legacy Latch issued warrants to purchase common stock. See Note 12, Convertible Preferred Stock and Equity.
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
Term loan, net was comprised of the following indebtedness as of December 31, 2020:

December 31, 2020
Principal	$5,000
Derivative liability	714
Less: unamortized discounts and fees	(127)
Less: debt issuance costs	(106)
Term loan, net	$5,481
Convertible Notes, Net
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
Revolving Credit Facility
In January 2021, Legacy Latch signed an agreement for a revolving credit facility (the “revolving facility”) with a freight forwarding and customs brokerage company. The original revolving facility had a credit limit of $1.0 million. On July 1, 2021, the Company executed a new revolving credit facility with a credit limit of $6.0 million replacing the matured facility. The revolving facility is available to finance supply chain commercial invoices, including freight and customs duty charges. The Company authorizes payment of invoices by the lender on the due date and repays the financed amount plus interest 90 days following the initial payment date. An installment plan agreement is executed for each financing request, which includes the interest rate. The interest rate for the installment plan agreements executed during the three and nine months ended September 30, 2021 ranged from 0.87% to 1.25% per month. The new facility has no financial or other covenants. As of September 30, 2021, there was $2.4 million outstanding on the revolving facility, which is reported in other current liabilities on the Condensed Consolidated Balance Sheets.
10.DERIVATIVES
The Company identified certain embedded derivatives related to contingent requirements to repay its Convertible Notes at a substantial premium to par, as well as certain derivatives in its warrants in connection with its term loan. These derivatives were carried at estimated fair value on the accompanying Condensed Consolidated Balance Sheets as a portion of convertible notes, net and term loan, net. Changes in the estimated fair value of the derivatives are reported as other income (expense) in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 4, Fair Value Measurements, for additional information. As described in Note 1, Description of Business, the embedded derivatives were extinguished at Closing. As described in Note 3, Investments, the Company analyzed the acceleration, conversion and other features of the Note under the provisions of ASC 815, Derivatives and Hedging, and determined that these features are embedded derivatives. The Company elected to apply the fair value option and account for the hybrid instrument containing the Note and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value being reported in earnings.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

11.COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into various operating lease agreements, which are generally for offices and facilities. In January 2020, Legacy Latch signed a one-year sublease agreement for its New York City office space where the landlord was a stockholder of Legacy Latch. In March 2020, Legacy Latch vacated this office space as a result of the transition to a remote work model due to COVID-19 and entered into a one-year lease for a smaller space in New York City, which was renewed for an additional year through March 2022. In August 2020, Legacy Latch terminated the sublease as of September 2020. Leases for additional office spaces are maintained in California and Taiwan. The lease agreements often include escalating lease payments, renewal provisions and other provisions that require the Company to pay costs related to taxes, insurance and maintenance.
Rent expense related to all leases for the three and nine months ended September 30, 2021 was $0.2 million and $0.6 million, respectively. Rent expense for the three and nine months ended September 30, 2020 was $0.9 million and $2.6 million, respectively. Rent expense is allocated between cost of hardware and other related revenue, research and development, sales and marketing, and general and administrative depending on headcount and the nature of the underlying lease.
Purchase Commitment
In January 2021, the Company entered into an arrangement with a supplier that requires future minimum purchases of inventory for an aggregate amount of $3.3 million in scheduled installments starting in August 2021 through December 2022. Future minimum purchases are $0.4 million in 2021 and $2.8 million in 2022. As of September 30, 2021, the Company had made no purchases towards these commitments.
Registration Rights Agreement
In connection with the execution of the Merger Agreement, the Company and certain stockholders of Legacy Latch and TSIA entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, in June 2021, the Company filed a registration statement on Form S-1 with respect to the registrable securities under the Registration Rights Agreement. Certain Legacy Latch stockholders and TSIA stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $75.0 million. The Company also agreed to provide certain demand and “piggyback” registration rights. The Registration Rights Agreement also provides that the Company pays certain expenses relating to such registrations and indemnifies the stockholders against certain liabilities. The Company bears the expenses incurred in connection with the filing of any such registration statements. The Registration Rights Agreement does not provide for any penalties connected with delays in registering the Company’s common stock.
Litigation
The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
12.CONVERTIBLE PREFERRED STOCK AND EQUITY
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
Common Stock Reserved for Future Issuance
Legacy Latch had reserved shares of common stock for future issuance as of December 31, 2020 as follows (in thousands and as adjusted for the Exchange Ratio):

December 31, 2020
Conversion of outstanding redeemable convertible preferred stock	63,756
Stock options issued and outstanding	21,691
Warrants issued and outstanding	318
Remaining shares available for future issuance	900
Total	86,665

The reserved shares for future issuance as of September 30, 2021 include the following (in thousands and as adjusted for the Exchange Ratio):

September 30, 2021
Stock options issued and outstanding	15,430
Restricted stock units issued and outstanding	5,546
Public warrants outstanding	10,000
Private placement warrants outstanding	5,333
2021 Incentive Award Plan available shares	17,737
Total	54,046
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
Fair Valuation Methodology - Legacy Latch
Legacy Latch historically issued warrants that were classified and accounted for as either liabilities or equity instruments on the balance sheet depending on the nature of the issuance. Legacy Latch’s warrants were initially measured at fair market value. Legacy Latch employed the Black-Scholes pricing model to calculate and record the value of the warrants. The inputs utilized by management were highly subjective, and changes in the inputs and estimates could result in a material change to the calculated value. One of the key inputs used by management in calculating the value of these awards was the common stock price. Management and the board of directors considered various objective and subjective factors to determine the fair value of Legacy Latch’s common stock price at various grant dates, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of companies in a similar industry. The assumptions used in calculating the fair value of warrants represented Legacy Latch’s best estimates, but these estimates involved inherent uncertainties and the application of management judgment. These warrants were measured at fair value using significant unobservable inputs (Level 3) and amounted to approximately $0.6 million as of December 31, 2020. Warrants were also issued in connection with Legacy Latch’s 2020 sublease and were recorded within equity and allocated between research and development, sales and marketing, and general and administrative on the condensed consolidated statements of operations and comprehensive loss, depending on headcount, as the issued warrants were in return for rental of office space. The warrants were converted to common stock at Closing. The warrants issued in connection with the term loan and the Convertible Notes were recorded as derivative liabilities, and included within term loan, net and convertible notes, net on the condensed consolidated balance sheets. The debt discount was amortized over the life of the debt. The derivative liabilities for the term loan and Convertible Notes were extinguished upon the repayment of the term loan and the conversion of the Convertible Notes at Closing.
Key inputs to calculate the fair value of the warrants outstanding as of December 31, 2020 using the Black-Scholes pricing model were as follows:

December 31, 2020
Expected term	10 - 12 years
Volatility	55.0 - 61.0%
Risk-free interest rate	0.68 - 0.93%
Dividend yield	0%
Fair Valuation Methodology - Private Placement Warrants
The private placement warrants, which Legacy Latch assumed as part of the Closing of the Business Combination, are recorded as warrant liabilities. See Note 4, Fair Value Measurements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

13.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share for common stock and preferred stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic and diluted net loss per share - net loss	$(34,239)	$(15,874)	$(112,411)	$(46,801)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	140,675,490	7,270,903	67,933,833	7,150,235
Effect of dilutive securities	—	—	—	—
Denominator for diluted net loss - adjusted weighted-average common shares	140,675,490	7,270,903	67,933,833	7,150,235

Basic and diluted net loss per share	$(0.24)	$(2.18)	$(1.66)	$(6.55)
Potential common shares of 34.1 million and 65.2 million underlying outstanding common stock options and common stock warrants were excluded from diluted net loss per share for the three and nine months ended September 30, 2021, respectively, as the Company had net losses, and their inclusion would be anti-dilutive. Potential common shares of 84.6 million and 83.3 million underlying outstanding preferred stock, common stock options and common stock warrants were excluded from diluted net loss per share for the three and nine months ended September 30, 2020, respectively, as Legacy Latch had net losses, and their inclusion would be anti-dilutive (see Note 12, Convertible Preferred Stock and Equity, and Note 14, Stock-Based Compensation).
14.STOCK-BASED COMPENSATION
For the three and nine months ended September 30, 2021 and 2020, the components of stock-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	$449	$372	$15,421	$1,097
Restricted stock units	7,247	—	7,247	—
Capitalized costs (1)	(747)	(9)	(803)	(27)
Total stock-based compensation	$6,948	$363	$21,865	$1,070
(1)Included in internally developed software on the Condensed Consolidated Balance Sheets.
All stock-based compensation expense is included in cost of hardware and other related revenue, cost of software revenue, research and development, sales and marketing, and general and administrative on the condensed consolidated statements of operations and comprehensive loss.
Stock Incentive Plans
In January 2016, Legacy Latch adopted the Latch, Inc. 2016 Stock Plan (the “2016 Plan” and, together with the Latchable, Inc. 2014 Stock Incentive Plan, the “Prior Plans”) pursuant to which Legacy Latch’s board of directors was authorized (i) to grant either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”) to purchase shares of our common stock to our employees and (ii) to grant NSOs to outside directors and consultants. 25,412,947 shares had been authorized for issuance under the 2016 Plan at the time the 2021 Plan (defined below) became effective. Stock options under the 2016 Plan were granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options outstanding under the 2016 Plan generally have ten-year terms and vest over a four-year period

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

starting from the date specified in each award agreement. From and after the effectiveness of the 2021 Plan, no additional awards will be granted under the 2016 Plan. Upon the effectiveness of the Business Combination, all outstanding stock options under the Prior Plans, whether vested or unvested, were converted into options to purchase a number of shares of common stock of the Post Combination Company based on the Exchange Ratio. Awards previously granted under the Prior Plans will continue to be subject to the provisions thereof.
On June 3, 2021, the Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders at the Special Meeting and became effective upon the Closing of the Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors. As of September 30, 2021, 5.7 million shares had been granted under the 2021 Plan.
Stock Options
A summary of the status of the employee and non-employee stock options as of September 30, 2021 and changes during 2021 is presented below (the number of options represents ordinary shares exercisable in respect thereof):

	Options Outstanding(1)	Weighted Average Exercise Price(1)	Aggregate Intrinsic Value
Balance at December 31, 2020	21,651,225	$0.63
Options forfeited	(738,207)	$1.52
Options expired	(262,296)	$0.93
Options exercised	(6,008,995)	$0.57
Options granted	788,045	$3.92
Balance at September 30, 2021	15,429,772	$0.78	$161,900

Exercisable at September 30, 2021	9,920,280	$0.58	$106,003
(1)Options outstanding and weighted average exercise price have been retroactively adjusted to give effect to the Exchange Ratio.
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 was $1.60. No options were granted during the three months ended September 30, 2021.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2021, total compensation expense not yet recognized related to unvested stock options was $2.7 million, which is expected to be recognized over a weighted-average period of 1.9 years. Additionally, the Company records forfeitures as they occur.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
The assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2021 are as follows:

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Expected term	6 years
Volatility	49.01% - 49.29%
Risk-free interest rate	0.50% - 0.63%
Dividend yield	0%
Since the Company’s common stock became publicly traded on June 7, 2021, the expected volatility is based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization and financial leverage of the other companies. The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock options granted. As permitted under authoritative guidance, due to the limited amount of option exercises, the Company used the simplified method to compute the expected term for options granted in the nine months ended September 30, 2021.
Restricted Stock Units
On August 9, 2021, the Company granted an aggregate of approximately 4.0 million RSUs under the 2021 Plan to certain employees and consultants at a grant date fair value of $13.19 per unit. The RSUs primarily vest over three years.
On August 20, 2021, the Company granted an aggregate of approximately 0.2 million RSUs to the non-employee directors at a grant date fair value of $10.01 per unit. The RSUs vest within one year.
On September 13, 2021, the Company granted an aggregate of approximately 1.5 million RSUs to certain executive officers and senior management at a grant date fair value of $13.49 per unit. The RSUs vest over three years.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2020	—	$—
Granted	5,682,586	$13.14
Vested	(14,412)	$11.52
Forfeited	(121,684)	$13.19
Balance at September 30, 2021	5,546,490	$13.14

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $65.9 million as of September 30, 2021 and will be expensed over a weighted-average period of 2.7 years.
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
15.INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2021 was $0.09 million and $0.1 million, respectively. There was a $0.003 million income tax provision for both the three and nine months ended September 30, 2020.
For the three and nine months ended September 30, 2021 and 2020, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of September 30, 2021, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more than likely than not that these assets will not be fully realized.
16.RELATED-PARTY TRANSACTIONS
Throughout the Company’s history, the Company has obtained equity funding from strategic partners with whom the Company transacts through the ordinary course of business. As such, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of September 30, 2021 and December 31, 2020, the Company had $0.4 million and $1.4 million, respectively, of receivables due from these customers, which are included within accounts receivable on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, the Company had $0.1 million and $0.1 million, respectively, of hardware revenue from these customers, and $0.1 million and $0.4 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2020, the Company had $0.4 million and $0.4 million, respectively, of hardware revenue from these customers, and $0.1 million and $0.2 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In January 2021, one of the Company’s existing equity holders acquired shares of Legacy Latch’s common stock from certain employees and non-employee service providers. See Note 14, Stock-Based Compensation.

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
Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch” and the “Company” refer to the business and operations of Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the Merger and to Latch, Inc. (formerly known as TS Innovation Acquisitions Corp.) and its consolidated subsidiaries following the consummation of the Merger.
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
We engage with customers early in their new construction or renovation process, helping establish Latch as the technology consultant for the building. LatchOS is made up of modules, enabling essential capabilities for modern buildings. Building owners have the flexibility to select LatchOS modules to match their specific building’s or portfolio’s needs. LatchOS software starting pricing ranges from $7-12 per apartment per month, depending on which capabilities the building owner selects, for the LatchOS Smart Access, Smart Home and Guest Management modules. Customers also purchase our hardware devices upfront to go along with the LatchOS modules they choose.
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
•Smart Home & Sensors. Latch’s enterprise device management enables smart home capabilities for thermostat, lighting, leak detection and other sensor integration, monitoring and centralized device management for building owner and private resident control right in the Latch App. The integration of the LatchOS platform with smart home device manufacturers like Google Nest, ecobee, Honeywell, Jasco and more provide our customers with a wide choice in smart home devices that can be controlled through LatchOS.
•Connectivity. Connecting devices, operations and residents reliably to the network across buildings can be complex. Latch Intercom and Latch Hub’s cellular connectivity bring internet access to new and existing building infrastructure from new construction to retrofits.

•Personalization and Services. Residents can control all of the Latch-enabled devices in their spaces through the Latch App right from the moment they arrive. Latch’s mobile applications also enable resident onboarding, streamlining the move-in experience. The average Latch App user interacts with the Latch App multiple times per day, giving us a foundation from which to engage and transact further with residents over time as we introduce new functionalities and services to the Latch mobile applications.
After Latch has been installed and set up at a building, the building managers add all their residents as users to the Latch system. Our mobile applications then enable the residents to unlock all connected spaces in Latch buildings from the front door, package rooms, common spaces, elevators and garages to their unit entrance, control their thermostat and smart home devices from the app, see who rang the bell at the front door through the Latch Intercom and let guests in through the app. In the near future, we believe interacting with service providers, buying renters insurance or choosing an internet package will all be possible from the Latch App. Residents become highly engaged users across all the capabilities that Latch provides them in their spaces.
Beyond enabling a new set of experiences at buildings for residents and building operators, Latch turns the purchase experience of smart building technology for building owners from a complex sale with multiple vendors into a simple process with Latch as a single vendor with a single contract and straightforward billing. LatchOS enables a unified management experience for building operators with a single interface to manage all Latch experiences instead of having a separate interface for each vendor and solution. Latch also enables a unified resident experience with a single interface through the Latch App for all resident-facing interactions and Latch experiences in our customers’ buildings. Devices that are part of the Latch ecosystem work better together since our curated set of partner devices and our smart building operating system, LatchOS, seamlessly integrate instead of a patchwork of devices from different vendors with different standards and interfaces that create technology silos and limited experiences.
Our sales strategy is simple, repeatable, scalable and unique. We engage directly with our customers to ensure they have the best possible experience with Latch and our partners from sale to installation to lease-up. Latch engages with customers early in their construction or renovation process, establishing Latch as a technology advisor to the building. This engagement enables us to provide more technology advice early in the development process and creates high revenue visibility. Our customers sign letters of intent, or LOIs, specifying which software and devices they want to receive and on which dates. This approach leads to multi-year software contracts, direct feedback loops with our customers and their residents, local and regional market insights and a complete picture of the ever-changing demands of building operators. The installation timeline can range from six to 18 months after signing the LOI, depending on the construction schedule. We continuously evolve our products and add new features between signing the LOI and installation.
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
Developments in First Quarter 2021
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
Developments in Second Quarter 2021
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
This innovative solution is powered by LatchID, our proprietary identification system that creates a trusted network of users across spaces and devices. LatchID provides users with digital credentials that can be accepted at Latch-enabled buildings, streamlining access across both residential, short term rental and office spaces. Once users are credentialed, they receive a personalized and unified “identity” that works across every Latch-enabled space and device, allowing them to move seamlessly across Latch-enabled buildings.
Developments in Third Quarter 2021
In the third quarter, Latch announced the new Latch M, which is its latest mortise lock built for retrofits and new construction. The product is designed to be easy to install without any added infrastructure and brings all of the benefits of the new Latch Lens to the mortise format. The updated Latch M further broadens Latch’s ability to provide more buildings of all shapes and sizes with the experience of LatchOS, our full-building operating system of software, products and services.
COVID-19 Update
In March 2020, the outbreak of COVID-19 was declared a pandemic. Measures taken by various governments to contain the virus have affected economic activity. We have taken a number of measures to monitor and mitigate the effects of COVID-19, such as safety and health measures for our people (such as social distancing and working from home) and securing the supply of materials that are essential to our production process. The COVID-19 pandemic disrupted and may continue to disrupt our hardware deliveries due to delays in construction timelines at our customers’ building sites. In addition, the COVID-19 pandemic resulted in a global slowdown of economic activity and a recession in the United States, and the economic situation remains fluid as parts of the economy appear to be recovering while others continue to struggle. COVID-19 has also affected our supply chain consistent with its effect across many industries, including creating shipping and logistics challenges. We expect these impacts, including potential delayed product availability and higher component and shipping costs, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to address industry-wide capacity challenges. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Latch has three software products in the market today: the Latch Resident Mobile Applications, Latch Manager Web and the Latch Manager Mobile Applications. These three products encompass the software that powers the LatchOS platform and allows for devices and services to operate in harmony. We also have a collection of first-party devices and third-party partner devices and services that can integrate into the LatchOS system to be managed, controlled and/or operated through our software products.
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
Other Devices
Latch Intercom integrates seamlessly into the Latch core access systems and allows audio and video calls for remote unlocking. Latch Camera is a dome camera that integrates seamlessly into Latch Intercom and core access systems to allow for video calls for remote unlocking. Latch Hub is an all-in-one connectivity solution that enables smart access, smart home and sensor devices to do more at every building. The Latch Leak Detector offers a simple and scalable solution to enable leak prevention, detection and quick resolution for building owners and residents.
Works with Latch: Third Party Devices, Software and Partnerships
The LatchOS platform is compatible with a collection of industry-leading smart home devices, allowing these devices to be managed, controlled and viewed from the LatchOS platform. Latch has selected several initial smart home devices with which to integrate (currently or in the near term), including smart home devices manufactured by Google Nest, Honeywell, ecobee, Jasco and Sonos, based on Latch’s assessment that these devices are aligned with Latch’s vision around enterprise device management privacy and security, design and brand when it comes to building operators and residents. Latch has entered into agreements with Google Nest, Honeywell and ecobee and plans to enter into an agreement with Sonos. Such agreements include application programming interface (API) licensing terms that allow partner devices to be managed, controlled and viewed from the LatchOS platform as appropriate for desired functionality. Such agreements include other terms that are customary in API license agreements, including intellectual property ownership and licensing provisions, joint marketing and advertising arrangements, indemnification obligations, confidentiality restrictions and data protection requirements. Jasco smart lighting products can be controlled by the LatchOS platform through the Zigbee protocol; therefore, no separate API license agreement is necessary between Latch and Jasco in order to integrate the LatchOS platform with their smart lighting products.
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
Latch leverages its cutting-edge smart access platform to unlock new use-cases in adjacent real estate verticals and with partners that serve buildings. Our smart access platform integrates with partners such as Tour24, Pynwheel and UPS to enable unattended showings and secure package delivery, and it has also allowed us to build a robust business to business to consumer distribution channel for us to transact with residents through the Latch App and offer future consumer and on-demand services.
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
Category adoption, expansion of our total addressable market and market growth. Our future growth depends in part on the continued consumer adoption of hardware and software products that improve resident experience and the growth of this market. In addition, our long-term growth depends in part on our ability to expand into adjacent markets and international territories in the future.
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

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except home units)
GAAP Measures:
Total Revenue	$11,197	$5,095	$6,102	120%
Net Loss	$(34,239)	$(15,874)	$(18,365)	(116%)
Key Performance Indicators:
Hardware Bookings	$39,860	$17,278	$22,582	131%
Software Bookings	$56,134	$16,852	$39,282	233%
Total Bookings	$95,994	$34,130	$61,864	181%
Booked ARR	$59,772	$26,394	$33,378	126%
Booked Home Units—Cumulative	531,657	264,947	266,710	101%
Adjusted EBITDA	$(26,201)	$(14,630)	$(11,571)	(79%)

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except home units)
GAAP Measures:
Total Revenue	$26,838	$10,573	$16,265	154%
Net Loss	$(112,411)	$(46,801)	$(65,610)	(140%)
Key Performance Indicators:
Hardware Bookings	$102,966	$52,076	$50,890	98%
Software Bookings	$160,502	$67,555	$92,947	138%
Total Bookings	$263,468	$119,631	$143,837	120%
Booked ARR	$59,772	$26,394	$33,378	126%
Booked Home Units—Cumulative	531,657	264,947	266,710	101%
Adjusted EBITDA	$(57,493)	$(41,981)	$(15,512)	(37%)
Bookings
We use Bookings to measure sales volume and velocity of our hardware and software products. Bookings represent written but non-binding LOIs from our customers to purchase Latch hardware products and software services, not reflecting discounts. We sell software services with all our access hardware products. Based on historical experience, we believe there is sufficient or reasonable certainty about the customers’ ability and intent to fulfill these commitments with a target delivery date no longer than 24 months following LOI signature. Bookings (including Hardware and Software Bookings) are adjusted to account for any adjustments made to Booked Home Units—Cumulative, including adjustments for those Bookings that do not ship within a 36-month construction timeframe.

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

Booked ARR
We use Booked Annual Recurring Revenue (“ARR”) to assess the general health and trajectory of our recurring software. Booked ARR is defined as the cumulative value of annual recurring revenue from Latch software subscriptions that are under a signed LOI. We calculate Booked ARR by multiplying the total number of units that have been booked by the annual listed subscription pricing (excluding discounts) at the time of booking. LOIs typically deliver within six to 18 months of signing, depending on construction timelines. Booked ARR is adjusted for Bookings that do not ship within a 36-month construction timeframe. It should be viewed differently from Software Bookings as it represents only the average annual software revenue, not the lifetime contract value.
Booked Home Units—Cumulative
We use Booked Home Units—Cumulative to measure the number of homes signed to operate on our platform, market penetration in the rental homes market and the size of the opportunity to grow revenue by increasing sales of additional hardware, software and service revenue into already-signed homes. Booked Home Units represent the total number of apartment units or similar dwellings installed cumulatively, as well as committed to be installed, with Latch products. Booked Home Units are adjusted for Bookings that do not ship within a 36-month construction timeframe. LOIs typically deliver within six to 18 months of signing, depending on construction timelines.
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
We currently generate revenue from two sources: (1) hardware and other related devices that are both Latch built (“first-party”) and partner built (“third-party”) and (2) software products used by property managers via Web or mobile and by residents via mobile.
Hardware and Other Related Revenue
We generate hardware revenue primarily from the sale of our portfolio of both first-party and third-party devices for our smart access and smart building solutions. We sell hardware to building developers through our channel partners who act as the intermediary and installer. We recognize hardware revenue when the hardware is shipped to our channel partners, which is when control is transferred to the building developer. We provide warranties related to the intended functionality of the products, and those warranties typically allow for the return of defective hardware up to one year for electrical components and five years for mechanical components past the date of sale. We also generate revenues related to hardware, which includes professional services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis. We continue to see the impact of labor and building material shortages and construction delays. As during the first half of 2021, we continued to confront production issues due to industry-wide supply chain disruptions that created shortages of certain construction materials and other products, and we also experienced trade labor availability constraints and delays. These factors continue to create construction delays, which have and may continue to delay the timing of our hardware revenue. In addition, we are experiencing higher inventory costs as a result of the global supply chain shortages, which we will continue to incur where economically reasonable in order to prioritize and meet customer demand.

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
We expect some volatility in cost of hardware and other related revenue primarily due to: (i) a new generation of hardware products being released with lower production costs; (ii) recent widespread challenges within the global electronics supply chain leading to a much more tactical sourcing environment and higher production and shipping costs; and (iii) changes to import tariff amounts as a result of changes to U.S. trade policy with China.
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

General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related expenses for our executive, legal, human resources, finance and IT functions, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Additional expenses included in this category are non-personnel costs such as legal fees, rent, professional fees, audit fees, bad debt expense and insurance costs. During the first quarter of 2021, we incurred stock-based compensation expense from a non-recurring secondary purchase as described in Note 14, Stock-Based Compensation, in Part I, Item 1. “Financial Statements.” Excluding this impact, we expect our general and administrative expenses to increase in absolute dollars primarily due to: (i) our plans to remediate our material weaknesses that were identified in the years ended December 31, 2020 and 2019; (ii) the continued growth of our business and related infrastructure; and (iii) legal, accounting, director and officer insurance, investor relations and other costs associated with operating as a public company.
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

Results of Operations for the three and nine months ended September 30, 2021 and 2020
The following tables set forth our historical operating results for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
(In thousands, except share and per share data)
Revenue:
Hardware and other related revenue	$9,047	$4,093	$4,954	121
Software revenue	2,150	1,002	1,148	115
Total revenue	11,197	5,095	6,102	120
Cost of revenue(1)
Cost of hardware and other related revenue	10,952	5,824	5,128	88
Cost of software revenue	201	66	135	205
Total cost of revenue	11,153	5,890	5,263	89
Operating expenses:
Research and development	11,798	6,977	4,821	69
Sales and marketing	9,797	3,161	6,636	210
General and administrative	11,971	4,198	7,773	185
Depreciation and amortization	825	321	504	157
Total operating expenses	34,391	14,657	19,734	135
Loss from operations	(34,347)	(15,452)	(18,895)	(122)
Other income (expense)
Change in fair value of derivative liabilities	—	(15)	15	(100)
Change in fair value of warrant liability	1,067	—	1,067	N.M.
Interest expense, net	(780)	(458)	(322)	(70)
Other income (expense)	(89)	54	(143)	(265)
Total other income (expense)	198	(419)	617	147
Loss before income taxes	(34,149)	(15,871)	(18,278)	(115)
Income taxes	90	3	87	N.M.
Net loss	$(34,239)	$(15,874)	$(18,365)	(116)
Other comprehensive income (loss)
Unrealized loss on marketable securities	(60)	—	(60)	N.M.
Foreign currency translation adjustment	(1)	—	(1)	N.M.
Comprehensive income (loss)	$(34,300)	$(15,874)	$(18,426)	(116)
Earnings (loss) per common share:
Basic and diluted net loss per share	$(0.24)	$(2.18)
Weighted average shares outstanding:
Basic and diluted	140,675,490	7,270,903

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M. – Not meaningful

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
(In thousands, except share and per share data)
Revenue:
Hardware and other related revenue	$21,263	$8,050	$13,213	164
Software revenue	5,575	2,523	3,052	121
Total revenue	26,838	10,573	16,265	154
Cost of revenue(1)
Cost of hardware and other related revenue	25,049	12,206	12,843	105
Cost of software revenue	508	185	323	175
Total cost of revenue	25,557	12,391	13,166	106
Operating expenses:
Research and development	28,402	19,511	8,891	46
Sales and marketing	18,602	10,416	8,186	79
General and administrative	39,660	13,250	26,410	199
Depreciation and amortization	2,167	907	1,260	139
Total operating expenses	88,831	44,084	44,747	102
Loss from operations	(87,550)	(45,902)	(41,648)	(91)
Other income (expense)
Change in fair value of derivative liabilities	(12,588)	(15)	(12,573)	N.M.
Change in fair value of warrant liability	(3,728)	—	(3,728)	N.M.
Loss on extinguishment of debt	(1,469)	—	(1,469)	N.M.
Interest expense, net	(6,971)	(809)	(6,162)	(762)
Other income (expense)	(5)	(72)	67	93
Total other income (expense)	(24,761)	(896)	(23,865)	N.M.
Loss before income taxes	(112,311)	(46,798)	(65,513)	(140)
Income taxes	100	3	97	N.M.
Net loss	$(112,411)	$(46,801)	$(65,610)	(140)
Other comprehensive income (loss)
Unrealized loss on marketable securities	(60)	—	(60)	N.M.
Foreign currency translation adjustment	(6)	—	(6)	N.M.
Comprehensive income (loss)	$(112,477)	$(46,801)	$(65,676)	(140)
Earnings (loss) per common share:
Basic and diluted net loss per share	$(1.66)	$(6.55)
Weighted average shares outstanding:
Basic and diluted	67,933,833	7,150,235

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M. – Not meaningful
Comparison of three and nine months ended September 30, 2021 and September 30, 2020
Revenue
Revenue increased $6.1 million and $16.3 million when comparing the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020, respectively. The increases were driven by a $5.0 million and $13.2 million increase in hardware and other related revenue and a $1.1 million and $3.1 million increase in software revenue. We experienced delays in unit deliveries in the first half of 2020 as a result of the impact of COVID-19 on the residential multi-family construction market, but as the construction market and economy began to improve, hardware unit deliveries started increasing during the third quarter of 2020. The 121% and 164% hardware and other related revenue growth is also attributable to accelerated demand, including for new 2021 product releases such as C2, Latch Intercom and third-

party smart home devices as well as our new professional services offerings. High software revenue growth of 115% and 121% reflects the continued growth in the home units install base as a result of the delivered hardware units in 2020 and 2021.
Cost of Revenue
Cost of revenue increased $5.3 million and $13.2 million when comparing the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020, respectively. The increases were primarily as a result of the increase in cost of hardware and other related revenue of $5.1 million and $12.8 million, which was mainly driven by the costs associated with the increased hardware unit deliveries and increased hardware inventory costs due to the global supply chain challenges.
Research and Development Expenses
Research and development expenses increased $4.8 million and $8.9 million when comparing the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020, respectively. The increases were primarily due to: (i) $2.2 million and $3.9 million of higher personnel-related expenses due to increased headcount to invest in new hardware devices as well as our expanded functionality of our LatchOS platform and (ii) $2.6 million and $6.5 million of higher stock-based compensation due to the RSUs granted during the third quarter of 2021. The nine months ended September 30, 2021 also include a $3.8 million stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers.
Sales and Marketing Expenses
Sales and marketing expenses increased $6.6 million and $8.2 million when comparing the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020, respectively. The increases were primarily due to: (i) $4.2 million and $5.1 million in higher personnel-related expenses due to increased headcount as we invest in our salesforce; (ii) $1.9 million and $2.0 million of higher stock-based compensation due to the RSUs granted during the third quarter of 2021; and (iii) $0.5 million and $0.4 million in higher travel expenses.
General and Administrative Expenses
General and administrative expenses increased by $7.8 million and $26.4 million when comparing the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020, respectively. The increases were primarily due to: (i) $2.6 million and $4.6 million in higher personnel-related expenses and recruiting fees due to increased headcount as a result of building out our corporate infrastructure to operate as a public company; (ii) $1.9 million and $12.1 million of higher stock-based compensation due to the RSUs granted during the third quarter of 2021 and a stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers; (iii) $1.0 million and $1.3 million in public company insurance expense: (iv) $0.7 million and $5.5 million in transaction costs and professional advisory fees in connection with the Business Combination; (v) $0.6 million and $0.9 million of higher bad debt expense; and (vi) $0.2 million and $0.8 million in higher software license costs due to new systems implemented to scale our IT infrastructure.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.5 million and $1.3 million when comparing the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020, respectively. The increases were primarily due to the increase in amortization of internally developed software released in 2020 and 2021.
Total Other Income (Expense), Net
Other income increased by $0.6 million when comparing the three months ended September 30, 2021 with the three months ended September 30, 2020 primarily related to a favorable change in the fair value of the private placement warrants. Other expense increased by $23.9 million when comparing the nine months ended September 30, 2021 with the nine months ended September 30, 2020 primarily due to: (i) $12.6 million unfavorable change in the fair value of the derivative liabilities related to our Convertible Notes and warrants related to our term loan; (ii) $3.7 million unfavorable change in the fair value of the private placement warrants; (iii) $1.5 million loss on extinguishment of debt related to our Convertible Notes; and (iv) $6.2 million higher interest expense primarily related to our Convertible Notes.

Liquidity and Capital Resources
We have incurred losses since our inception. Prior to the Closing of the Business Combination, our operations were financed primarily through net proceeds from the issuance of our redeemable convertible preferred stock and Convertible Notes, as well as borrowings under our term loan. We received approximately $448.0 million in cash proceeds, net of fees and expenses funded in connection with the June 4, 2021 Closing of the Business Combination, which included approximately $192.6 million from the PIPE Investment. At Closing, we also repaid the $5.0 million term loan and cancelled the associated $5.0 million revolving line of credit. Also in connection with the Closing of the Business Combination, $50.0 million outstanding principal amount of Convertible Notes and unpaid accrued interest converted into 6.9 million shares of our common stock. As of September 30, 2021, we had an accumulated deficit of $274.6 million, working capital of $341.9 million, $2.4 million outstanding under our $6.0 million revolving facility with a freight forwarding and customs brokerage company and $240.3 million in cash and cash equivalents. During the three months ended September 30, 2021, we invested approximately $192.3 million in marketable securities, including commercial paper, corporate bonds, U.S. government agency debt securities and asset backed securities. See Note 3, Investments, in Part I, Item 1. “Financial Statements.” The Company’s marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
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
We believe our existing cash and cash equivalents, marketable securities and revolving facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Revolving Credit Facility
On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility described in Note 9, Debt, in Part I, Item 1. “Financial Statements.” The revolving facility has a credit limit of $6.0 million with no stated maturity date. An installment plan agreement is executed for each financing request, which includes the interest rate. The revolving facility has no financial or other covenants.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash used in operating activities	$(63,679)	$(40,803)
Net cash used in investing activities	(204,608)	(4,485)
Net cash provided by financing activities	448,069	17,435
Effect of exchange rates on cash	(5)	(2)
Net change in cash and cash equivalents	$179,777	$(27,855)
Operating Activities
The increase of $22.9 million in net cash used in operating activities reflects the $21.8 million increase in the net loss, after adjusting for non-cash items, and a higher increase in accounts receivable of $10.3 million driven by the higher third quarter revenue, partially offset by:
•a $5.7 million increase in accounts payable and accrued expenses primarily associated with higher expenses to support general business growth and the related timing of payments; and
•a $3.1 million decrease in inventory purchases primarily due to the delayed unit deliveries experienced in 2020 as a result of the impact of COVID-19.
Investing Activities
Net cash used in investing activities increased by $200.1 million to $204.6 million for the nine months ended September 30, 2021 from $4.5 million for the nine months ended September 30, 2020, primarily due to purchases of marketable securities of $193.1 million, a purchase of a convertible promissory note for $4.0 million and higher capitalization of internally developed software costs of $2.3 million reflecting increased headcount as well as incremental new functionality being added to our LatchOS platform for future product releases.
Financing Activities
In the nine months ended September 30, 2021, net cash provided by financing activities consisted of: (i) $448.0 million of net proceeds from the Business Combination; (ii) $3.0 million from the issuance of common stock in connection with exercises of stock options; and (iii) $2.4 million of net borrowings under our revolving facility, partially offset by the $5.0 million repayment of the term loan.
In the nine months ended September 30, 2020, net cash provided by financing activities consisted of: (i) $10.3 million of net proceeds from the issuance of Series B-1 preferred stock; (ii) $5.0 million of net proceeds from the issuance of the term loan; and (iii) $2.1 million of net proceeds from the issuance of the Convertible Notes.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.
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

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(34,239)	$(15,874)	$(112,411)	$(46,801)
Depreciation and amortization	825	321	2,167	907
Interest (income)/expense, net	780	458	6,971	809
Income taxes	90	3	100	3
Loss on extinguishment of debt	—	—	1,469	—
Change in fair value of derivative liabilities	—	15	12,588	15
Change in fair value of warrant liability	(1,067)	—	3,728	—
Restructuring costs(1)	—	84	—	970
Transaction-related costs(2)	462	—	6,030	—
Litigation costs(3)	—	—	—	1,046
Stock-based compensation and warrant expense(4)	6,948	363	21,865	1,070
Adjusted EBITDA	$(26,201)	$(14,630)	$(57,493)	$(41,981)
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
(4)Stock-based compensation and warrant expense associated with equity compensation plans including $7.2 million in RSUs granted during the three months ended September 30, 2021 and $13.8 million related to the secondary purchase transaction during the nine months ended September 30, 2021. See Note 14, Stock-Based Compensation included in Part I, Item 1. “Financial Statements.”

Emerging Growth Company Status
Following the consummation of the Business Combination, the Post Combination Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. In making this evaluation, management considered the material weaknesses in our internal controls over financial reporting described above. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.
We are in the process of implementing remediation efforts as described below. As such remediation efforts are still ongoing, we have concluded that the material weaknesses have not been fully remediated. Remediation efforts to date include the following:
•We made an assessment of the accounting personnel and strengthened our compliance and accounting functions with additional experienced hires to address evaluation of technical accounting matters and general segregation of duties.
•We performed a formalized financial and fraud risk assessment; and subsequently selected and designed internal control activities, including over information technology. Control activities are undergoing testing by management to assess effectiveness.
•We continue to be engaged with external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the financial statements and related footnote disclosures. We plan to retain these financial consultants, as needed, until such time that the required financial controls have been fully implemented.
The actions that have been taken are subject to continued review and testing by management, as well as oversight by the audit committee of our board of directors. While we have implemented a variety of steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.
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
Changes in Internal Control over Financial Reporting
Other than in connection with the implementation of the remedial measures described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws	8-K	3.2	6/10/2021
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statement of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Unaudited, (iv) the Condensed Consolidated Statement of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ Luke Schoenfelder
Luke Schoenfelder
Chief Executive Officer and Chairman of the Board of Directors

November 9, 2021

By:	/s/ Garth Mitchell
Garth Mitchell
Chief Financial Officer and Treasurer

November 9, 2021