Form 10-K
period 2021-12-31
Latch, Inc.
filed 2022-03-01
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39688

Latch, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3087759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
508 West 26th Street, Suite 6G
New York, New York 10001
(917) 338-3915
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	LTCH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share common stock, at an exercise price of $11.50 per share	LTCHW	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.4 billion.
As of February 25, 2022, there were 142,777,021 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended the (“Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under Part I, Item 1A. “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:
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

PART I
Item 1. Business
Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch” and the “Company” refer to the business and operations of Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the Business Combination and to Latch, Inc. (formerly known as TS Innovation Acquisitions Corp.) and its consolidated subsidiaries following the consummation of the Business Combination.
Overview
Latch is an enterprise technology company focused on revolutionizing how people experience spaces by making spaces better places to live, work and visit. Latch has created a full-building operating system, LatchOS, which addresses the essential requirements of modern buildings. LatchOS streamlines building operations, enhances the resident experience and enables efficient interactions with service providers. Our product offerings, designed to optimize the resident experience, include smart access, delivery and guest management, smart home and sensors, connectivity and personalization and services. We combine hardware, software and services into a holistic system that makes spaces more enjoyable for residents, more efficient and profitable for building operators and more convenient for service providers.
LatchOS enables spaces across North America, including in 44 states and Canada, from affordable housing in Baltimore, to historic buildings in Manhattan, to luxury towers in the Midwest. Latch works with real estate developers, large and small, ranging from the largest real estate companies in the world to passionate local owners.
We engage with customers early in their new construction or renovation process, helping establish Latch as the technology consultant for the building. LatchOS is made up of modules, enabling essential capabilities for modern buildings. Building owners have the flexibility to select LatchOS modules to match their specific building’s or portfolio’s needs. LatchOS software starting pricing ranges from $7-12 per apartment per month, depending on which capabilities the building owner selects, for the LatchOS Smart Access, Smart Home and Guest Management modules. Customers also purchase our hardware devices to go along with the LatchOS modules they choose.
The LatchOS ecosystem has been created to serve all the stakeholders at a building, and today LatchOS modules consist of the following:
•Smart Access. Latch’s smart access software capabilities include complete resident, building staff, guest, service provider and construction access management powered by the Latch R, M and C devices. These devices serve every door in a building, from apartment doors to elevators, to parking garages to gyms.
•Delivery & Guest Management. Going beyond smart access, Latch Intercom solves the access problem for unexpected guests and deliveries, enabling visitors to quickly connect with residents or building operators with just a few clicks. The Latch Delivery Assistant takes this solution to the package room with a remote, virtual doorman facilitating secure package management.
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
•Personalization and Services. Residents can control all of the Latch-enabled devices in their spaces through the Latch App from the moment they arrive. Latch’s mobile applications also enable resident onboarding, streamlining the move-in experience. The average Latch App user interacts with the Latch App multiple times per day, giving us a foundation from which to engage and transact further with residents over time as we introduce new functionalities and services to the Latch mobile applications.
After Latch has been installed and set up at a building, the building managers add all their residents as users to the Latch system. Our mobile applications then enable the residents to unlock all connected spaces in Latch buildings from the front door, package rooms, common spaces, elevators and garages to their unit entrance, control their thermostat and smart home devices from the app, see who rang the bell at the front door through Latch Intercom and let guests in through the app. In the near future, we believe that Latch has a powerful opportunity to improve the experience of living in a space through new offerings and services in the Latch App. Residents become highly engaged users across all the capabilities that Latch provides them in their spaces.
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
Our sales strategy is simple, repeatable, scalable and unique. We engage directly with our customers to ensure they have the best possible experience with Latch and our partners from sale to installation to lease-up. Latch engages with customers early in their construction or renovation process, establishing Latch as a technology advisor to the building. This engagement enables us to provide more technology advice early in the development process and creates high revenue visibility. Our customers sign letters of intent (“LOIs”), specifying which software and devices they want to receive and on which dates. This approach leads to multi-year software contracts, direct feedback loops with our customers and their residents, local and regional market insights and a complete picture of the ever-changing demands of building operators. Based on historical experience, we believe there is sufficient or reasonable certainty about the customers’ ability and intent to fulfill these commitments with a target delivery date no longer than 24 months following signing the LOI. We continuously evolve our products and add new features between signing the LOI and installation. For a description of our use of key business metrics related to LOIs, see Part II, Item 7. “Management’s Discussion and Analysis—Key Business Metrics.”
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
Developments in 2021
In February 2021, we launched the C2 series door-mounted access control product to make retrofits and ongoing operations easier for every project. For the year ended December 31, 2021, we had bookings of over 280,000 units and delivered over 52,000 units to customers across the country. The C2 includes a patent-pending turn mechanism ensuring smooth locking and unlocking; a three-piece modular design simplifying and reducing installation costs; 24 months of expected battery life, decreasing building staff time and operational costs; and improved functionality and quality at a lower price to both customers and Latch.
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
In May 2021, we announced the expansion of LatchOS into commercial offices, bringing Latch’s expertise in multifamily building management technology to the commercial office space for the first time. With the availability of LatchOS for offices, we are extending our smart access, visitor and delivery management, smart device and sensor control, connectivity and identity and personalization solutions to meet the needs of modern office spaces. The first solution in our new ecosystem for commercial offices is Latch Visitor Express, a new contactless visitor entry system designed to streamline visitor entry within office buildings, reduce lobby lines and wait times and greatly increase operational efficiencies for building staff. This innovative solution is powered by LatchID, our proprietary identification system that creates a trusted network of users across spaces and devices. LatchID provides users with digital credentials that can be accepted at Latch-enabled buildings, streamlining access across both residential, short-term rental and office spaces. Once users are credentialed, they receive a personalized and unified “identity” that works across every Latch-enabled space and device, allowing them to move seamlessly across Latch-enabled buildings.
On June 4, 2021 (the “Closing Date”), we consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of January 24, 2021 (the “Merger Agreement”), by and among the Company (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc. (“Legacy Latch”)) and Lionet Merger Sub Inc., a wholly owned subsidiary of TSIA (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly owned subsidiary of the Company (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”).
In connection with the consummation of the Transactions (the “Closing”), the Company changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. The “Post-Combination Company” following the Business Combination is Latch, Inc. On June 7, 2021, Latch’s common stock and warrants began trading on the Nasdaq Stock Market LLC under the ticker symbols “LTCH” and “LTCHW,” respectively. The Business Combination is accounted for as a reverse capitalization in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under the guidance in Accounting Standards Codification (“ASC”) 805, Business Combinations, TSIA is treated as the “acquired” company for financial reporting purposes. We are deemed the accounting predecessor of the combined business and the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in future periodic reports filed with the SEC. See Note 1, Description of Business, in Part II, Item 8. “Financial Statements” for additional detail about the Business Combination.
In the third quarter of 2021, we announced the new Latch M, which is our latest mortise lock built for retrofits and new construction. The product is designed to be easy to install without any added infrastructure and brings all of the benefits of the new Latch Lens to the mortise format. The updated Latch M further broadens Latch’s ability to provide more buildings of all shapes and sizes with the experience of LatchOS, our full-building operating system of software, products and services.
In the fourth quarter of 2021, Latch announced new partnerships with Marks USA, a division of NAPCO Security Technologies (NASDAQ: NSSC), and TownSteel, Inc., along with an intended partnership with dormakaba Holding AG (SWX: DOKA). The powerful combination of these partnerships should bring LatchOS to even more residents, property managers and guests, and help accelerate Latch’s growth across new market segments, lock formats and verticals. The offerings with Marks, TownSteel and dormakaba are expected to be the first access-based partner offerings in Latch’s growing ecosystem of integrated first- and third-party devices, software and services.
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
In the first quarter of 2020, we initiated a restructuring plan as part of our efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic. We incurred costs in connection with a reduction in force (the “RIF”), which involved an approximate 25% reduction in headcount, including severance and benefits costs for affected employees and other miscellaneous direct costs. These amounts were recorded principally in research and development, sales and marketing, and general and administrative within the Consolidated Statements of Operations and Comprehensive Loss based on the department to which the expense relates. As a result of our strong performance in 2020 and 2021, we rehired some of the staff that was terminated at the outset of the pandemic.

On March 27, 2020, the CARES Act was enacted to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals. In the second quarter of 2020, the Company received and repaid $3.4 million in loans under the CARES Act.
Market Opportunity
Real estate is the world’s largest asset class. The broad ecosystem of institutionally owned and managed buildings represents a significant opportunity for us. We see opportunities to improve and augment our existing product suite to fit the needs of customers and stakeholders across the real estate ecosystem. We envision a world where every space in each stakeholder’s path is unified under the Latch system, from the home, to the office and more.
Today, we primarily serve the multifamily markets with our existing set of LatchOS software modules. Multifamily real estate ownership is highly fragmented, with the top 50 multifamily owners only holding 10.7% of total home units in North America. We view our addressable market in three broad categories:
New Multifamily Construction
According to U.S. census data, over the five-year period from January 2016 through December 2020, an average of approximately 340,000 new multifamily home units, representing new construction completions for buildings with five home units or more, were built each year.
Multifamily Retrofits
According to U.S. census data, over the period from 2010 to 2020, occupied apartment stock grew from approximately 18 million home units to approximately 24 million home units.
Institutionally Owned Single-Family Rental
Our set of solutions is also highly complementary to the single-family rental market given that our software products provide portfolio-wide management of all of our devices installed in a customer’s home units. Large single-family rental portfolios are particularly well-suited for this type of solution as a result of lower asset density as compared to multifamily. We see a significant opportunity to become a partner for single-family rental owners to achieve efficiencies in managing large portfolios of rental assets.
Products and Platform
Our platform, LatchOS, is a full building operating system that brings together all the elements that make up the modern building experience for building managers, vendors and residents. The LatchOS ecosystem consists of two general elements: software and devices. Our software and devices enable the essential features for every stakeholder in the Latch ecosystem.
Latch has three software products in the market today: the Latch Resident Mobile Applications, Latch Manager Web and the Latch Manager Mobile Applications. These three products encompass the software that powers the LatchOS platform and allows devices and services to operate in harmony. We also have a collection of first-party devices and third-party partner devices and services that can integrate into the LatchOS system to be managed, controlled and/or operated through our software products.
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

First Party Hardware Devices
M, C, R Series
The M, C and R series are door-mounted access control products that interface with industry-standard lock hardware. They are designed to meet every project requirement. They are built to industry standards, compliant with code requirements and suited for interior or exterior use.
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
Works with Latch: Third Party Devices, Software and Partnerships
The LatchOS platform is compatible with a collection of industry-leading smart home devices, allowing these devices to be managed, controlled and viewed from the LatchOS platform. Latch has selected several initial smart home devices with which to integrate (currently or in the near term), including smart home devices manufactured by Google Nest, Honeywell, ecobee and Jasco, based on Latch’s assessment that these devices are aligned with Latch’s vision around enterprise device management privacy and security, design and brand when it comes to building operators and residents. Latch has entered into agreements with Google Nest, Honeywell and ecobee. Such agreements include application programming interface (API) licensing terms that allow partner devices to be managed, controlled and viewed from the LatchOS platform as appropriate for desired functionality. Such agreements include other terms that are customary in API license agreements, including intellectual property ownership and licensing provisions, joint marketing and advertising arrangements, indemnification obligations, confidentiality restrictions and data protection requirements. Jasco smart lighting products can be controlled by the LatchOS platform through the Zigbee protocol; therefore, no separate API license agreement is necessary between Latch and Jasco in order to integrate the LatchOS platform with their smart lighting products.
We understand that operating a building can be complex, and it can take many different processes, systems and tools to manage a great building. A majority of buildings we work with use property management software to manage their back-office operations. In order to accommodate those complex use-cases, we have forged partnerships with the top property management software companies, such as Yardi, RealPage and Entrata, and enabled integrations between such software and our software and devices so the building can operate seamlessly between the two systems at the building.
We leverage our cutting-edge smart access platform to unlock new use-cases in adjacent real estate verticals and with partners that serve buildings. Our smart access platform integrates with partners such as Tour24, Pynwheel and UPS to enable unattended showings and secure package delivery, and it has also allowed us to build a robust business to business to consumer distribution channel for us to transact with residents through the Latch App and offer future consumer and on-demand services.
Our Competitive Strengths
Strong and Sticky Software Distribution Model
We believe we offer the premier platform for distributing enterprise software into the portfolios of multifamily owners and developers. Each of our hardware products has an associated long-term software contract. Through our software, our customers receive enterprise management of all Latch supported hardware products and residents receive unified control of devices, home unit access and amenity access all from within the Latch App.
Compelling Recurring Revenue Model
Each Latch customer must sign a software contract with Latch in order to utilize our suite of products and services through LatchOS. Our average contract length is between five and six years. Most of our customers prepay their software-as-a-service (“SaaS”) contract subscription fees, which gives us long-term predictability of our SaaS revenue.

Trusted Technology Partner for Rental Home Operators
We take what normally are disparate solutions and devices and combine them into a powerful system in which we believe all components work better together. The power of LatchOS is combining software and devices into a unified system that works for apartment building owners. This vertical-specific software approach gives our customers a single vendor, single contract and single interface to manage more of the essential needs in their buildings.
Passionate, Founder-Led Team
Our co-founders and management team have broad and deep experience at some of the world’s leading technology companies, and approximately 40% of our team have backgrounds in engineering, product and design.
Visible, Long-term Sales
Our customers sign LOIs outlining the software and devices they intend to buy for their building up to 24 months in advance of installation. This visibility supports our demand planning, forecasting and mapping of customer demands for certain products and services.
Efficient Customer Acquisition
Our targeted account-based sales model allows us to sell rapidly and deeply into the portfolios of North America’s largest rental home developers and owners. In addition, we have been able to acquire valuable customers with relatively low sales and marketing expenses due to strong product-market fit and an efficient sales strategy, resulting in a 6.6x lifetime customer value to customer acquisition cost ratio for the year ended December 31, 2021. We define lifetime customer value as total expected revenue collected per home unit reduced by the related cost of revenue over the home unit life. We define customer acquisition cost as total sales and marketing expense per new home unit acquisition. We use the lifetime customer value to customer acquisition cost ratio to measure customer acquisition efficiency. Other companies, including companies in our industry, may calculate this ratio or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Our platform gives us the opportunity to sell our customers’ residents additional products and services in the future, including laundry pick-up, in-home cleaning, handyman services and more. We plan to generate revenue from such services by offering the services through the Latch mobile applications and charging fees to the residents and/or service providers performing the services. We plan to partner with local service providers to perform these services and may directly perform these services in the future.
Our Mobile Applications
Our mobile applications give us the opportunity to sell additional products and services directly to residents in our customers’ buildings. By acquiring the building as a customer and the building owners onboarding their residents as part of their business operations, we do not incur any additional costs to acquire the residents of the building as customers.
Our Intellectual Property Portfolio
Our robust intellectual property portfolio, which includes patents, trademarks, copyrights and trade secrets, enables us to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure. Specifically, we own several patents and pending patent applications in the United States that cover the material aspects of the LatchOS platform, including Smart Access, Delivery & Guest Management, Smart Home & Sensors and Resident Experience. None of these patents are expected to expire prior to 2035. We also own patents and pending patent applications in the United States covering the ornamental design of our hardware products. None of such patents are expected to expire prior to 2025. We also own foreign counterparts related to the foregoing patents and pending patent applications. Additionally, our proprietary software and firmware are protected as trade secrets.

Our Growth Strategy
Our main objective is to increase the number of customers on the LatchOS platform and increase utilization of our platform by each customer and user, both operations staff and residents. To achieve this objective, we pursue the following strategies:
Further Penetration of North American Multifamily and Single-Family Rental Markets
We plan to further organically expand in these markets via two primary strategies. First, we aim to continue to acquire new customers through our direct sales strategy. Second, we plan to build onto our existing customer relationships and sell deeper into our customer’s portfolios through existing portfolio retrofits, new construction and upsells of additional LatchOS modules to existing buildings.
Geographic Expansion
Today, we only have commercial operations in the United States and Canada. While these geographies present sizable opportunities for Latch, our solution set is well-positioned to enter new geographic markets such as the United Kingdom, Germany and France. We see an opportunity to expand to the European market in the future, leveraging anchor partners like Tishman Speyer.
New Products and Services
Our existing suite of hardware and software is just the beginning of our product expansion. Our dedicated team of designers, engineers and product managers are creating new and innovative products and features for the Latch ecosystem. Once a customer is using LatchOS, new software modules can be seamlessly activated over the air via our management interface. We build our products with the goal of making the experience for all stakeholders seamless and intuitive and hold ourselves to the highest standards of excellence and innovation in our product development. We are also in active dialogue with other industry participants on how we can expand our offerings with new products through partnerships with other companies.
Capturing Digital Consumer Services Spending
A tremendous amount of spending occurs inside the home, including a wide range of on-demand services, dry cleaning, home cleaning, maintenance, individual internet connectivity, renter’s insurance and even rent payment-related services. The power of LatchOS is that we believe we can bring all of these services to the resident in a single interface through the Latch App. We have several new products and resident services in development that we will continue to release to Latch residents to better serve these stakeholders and make their spaces better places to live.
New Real Estate End-Markets
The rental home market is just our first step. We envision a world where the spaces in each person’s path are unified under the Latch system, from the home, to the office and everything in between. The opportunity to provide a Latch-enabled solution to new markets such as commercial office, hospitality and more are attractive opportunities toward achieving this long-term vision.
Seasonality
The construction and retrofit market is seasonal, with greater activity in the spring and summer and typically weaker demand in the winter. We expect our financial results and working capital requirements to reflect seasonal variations over time, although our growth and market expansion have obscured the impact of seasonality in our historical financials and may continue to do so.
Competition
Given the emerging nature of the smart building industry, there are a number of companies developing solutions that may be similar to the LatchOS ecosystem, or parts thereof. The smart building industry is highly fragmented with many players, ranging from companies focused on singular smart building experiences (i.e., smart home solutions, package room solutions, intercoms, etc.), to middleware companies that do not develop most of their own hardware and stitch together third party solutions, leading to partial or incomplete smart building experiences. We believe the majority of these other companies are developing solutions that do not solve buildings’ needs comprehensively or meet the enterprise management and security requirements of large enterprise environments. We believe that our innovative product design, enterprise-grade platform, focus on privacy and security, commercial traction, issued and pending patents, broad intellectual property portfolio and strong engineering and operations team provide us with a competitive advantage over these other smart building companies. We expect competition to intensify in the future as the market for full building operating systems matures. Our ability to compete depends on a number of factors, including:
•our platforms’ and solutions’ functionality, performance, ease of use, reliability, availability and cost effectiveness relative to that of our competitors’ products;
•our success in utilizing new and proprietary technologies to offer solutions and features previously not available in the marketplace;
•our success in identifying new markets, applications and technologies;
•our ability to attract and retain partners;
•our name recognition and reputation;
•our ability to recruit software engineers and sales and marketing personnel; and
•our ability to protect our intellectual property.
Manufacturing and Supply Chain
We outsource the manufacturing of our hardware products to multiple contract manufacturers in Asia and the United States. The majority of the components that go into the manufacturing of our products are sourced from third-party suppliers and are generally purchased on our behalf by our manufacturers, subject to certain supplier lists approved by us. Our supply chain team coordinates the relationships between our contract manufacturers and component suppliers.
We purchase from our contract manufacturers on a purchase order basis. Under our governing agreements, our contract manufacturers must follow our established product design specifications, quality assurance programs and manufacturing standards. We pay for and own certain tooling and equipment specifically required to manufacture our products to have control of supply pipelines. To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services.
During the year ended December 31, 2021, as a result of the COVID-19 pandemic and other general economic factors, we experienced, and may continue to experience in the future, component shortages, and the predictability of the future availability of these components is limited. Such component shortages resulted in higher component costs, particularly where we paid spot market prices for such components. We expect to continue to incur these higher costs where economically reasonable in order to prioritize and meet customer demand. The COVID-19 pandemic and other general economic factors have also affected the supply chain for many of our product components, creating shipping and logistical challenges, delays and elevated shipping costs for us. We expect these impacts, including potential delayed product availability and higher component and shipping costs, to continue for as long as the global supply chain is experiencing these challenges.
Government Regulation
We conduct our business in the United States and Canada and source our products from Asia and the United States. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.
Anti-Corruption and Export Laws
We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and possibly other anti-bribery laws, including those that comply with the Organization for Economic Cooperation and Development (the “OECD”) Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners and agents will comply with these laws and policies.

Our operations require us to import from Asia and export to Canada, which geographically stretches our compliance obligations. We are also subject to anti-money laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We may also be subject to import/export laws and regulations in other jurisdictions in which we conduct business or source our products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
United States
We and our channel partners are subject to various federal, state and local regulations related to access control products, such as state and local building and fire codes, the American Disabilities Act, and requirements for UL and FCC certifications. We and our partners may be subject to numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws and consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure and protection of personal information. Privacy and security laws, self-regulatory schemes, regulations, standards and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. For example, the California Consumer Privacy Act (the “CCPA”), went into effect on January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In addition, the California Privacy Rights Act (the “CPRA”) was voted into law in November 2020 by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt-outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023. Additionally, in 2021, Virginia and Colorado passed general data protection laws. The Virginia Consumer Data Protection Act (the “VCDPA”) will go into effect on January 1, 2023, and the Colorado Privacy Act (the “CPA”) will go into effect on July 1, 2023. Both laws will provide residents in their respective states similar rights to those granted Californians under the CPRA, including the right to access, correct and delete their personal information, as well as the rights to opt out of the sale and processing of personal information for certain purposes. Currently, privacy bills are moving through the legislative process in 18 other states. We expect that some of these bills will be passed as laws, thereby further increasing our state privacy obligations.
In addition to state privacy bills, there is also increasing local activity. For instance, in May 2021, New York City passed into law the Tenant Data Privacy Act (the “TDPA”), regulating how building access data is collected, processed and disposed of by property managers and smart access system operators. The TDPA went into effect in July 2021, and we had to make certain adjustments to our processing of data collected from New York City users of LatchOS as a result. Similar local legislation in other cities where we operate is likely, which will further increase the complexity and expense of ensuring that our privacy practices are compliant.
Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination and security of personal information adopted by the Federal Trade Commission (the “FTC”), state attorneys general, private plaintiffs and courts have evolved, and may continue to evolve, over time. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the Federal Trade Commission (the “FTC”), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.

Canada
In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and similar provincial laws impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.
Europe
In Europe, the General Data Protection Regulation (the “GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Relatedly, from January 1, 2021, companies doing business in the European Union and the United Kingdom have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. On June 28, 2021, the European Commission announced a decision that United Kingdom data protection standards are adequate under the meaning of GDPR’s Article 45, providing a mechanism to enable transfer of data from the European Union to the United Kingdom without the need for additional authorization or safeguards. This decision will be in force for four years, when it will be re-reviewed, but also can be withdrawn before the expiration of the four-year period if the United Kingdom were to lower its standards and no longer provide European Union citizens adequate protection for their personal data. These changes and uncertainties may lead to additional costs and increase our overall risk exposure.
Human Capital
Our employees are critical to our success. As of December 31, 2021, we had approximately 420 full-time employees in the United States and approximately 20 international employees primarily based in our Taipei office. We also engage consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in engineering, software and product development, sales and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.
Employee Recruiting, Retention and Professional Development
We recognize the importance of inclusion and diversity and strive to foster an environment where these principles are woven into everything we do. We are committed to fostering diversity, equity and inclusion through our programs, products and people. In 2021, we hired a Vice President of Diversity, Equity, Inclusion and Cultural Engagement dedicated to driving inclusivity and diversity across the organization.
Our employees are our most important asset. We offer a comprehensive compensation package with base pay, discretionary bonus and equity incentive opportunities, paid time off and a family-friendly benefits package to ensure our team members have the flexibility and support for a healthy work/life balance. In an effort to protect our employees and their families during the COVID-19 pandemic, the majority of our workforce has been operating remotely since March 9, 2020.
Our focus on continued professional growth includes a company-wide dedicated learning and development program with a focus on leadership development and talent planning assessments, as well as semi-annual reviews that result in individualized growth plans created by each team member and collaboratively updated with their manager.
Available Information
Our internet website address for our stockholders and other interested parties is https://investors.latch.com. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance

Committee, our Code of Business Conduct and Ethics, Corporate Governance Guidelines and stockholder communications are available through our website, and we also intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers to such code on behalf of our Chief Executive Officer or Chief Financial Officer, on our website. All of these corporate governance materials are available free of charge and in print to any stockholder who provides a written request to the Corporate Secretary at 508 West 26th Street, Suite 6G, New York, NY 10001. The contents of our website are not intended to be incorporated by reference into this Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.
Item 1A. Risk Factors
Summary of Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.
Risks Related to our Business and Industry
•We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
•Our operating results and financial condition may fluctuate from period to period.
•Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our common stock.
•Our future operating results will rely in part upon the successful execution of our strategic partnerships, which may not be successful. If these companies choose not to partner with us, our business and results of operations may be harmed.
•If our security controls are breached or unauthorized, or inadvertent access to customer information or other data or to control or view systems are otherwise obtained, our products, software or services may be perceived as insecure, our business may be harmed, and we may incur significant liabilities.
•We may be unable to attract new customers and maintain customer satisfaction with current customers, which could have an adverse effect on our business and rate of growth.
•We rely on certain third-party providers of licensed software and services that are important to the operation of our business.
•We rely on our channel partner network to sell and deploy our products, and the inability of our channel partners to effectively perform to our standards, or the loss of key channel partners, could adversely affect our operating results.
•We operate in the emerging and evolving smart building technology industry, which may develop more slowly or differently than we expect.
•We are in the process of expanding our international operations, which exposes us to significant risks.
•The markets in which we participate could become more competitive and many companies, including large technology companies, point solution providers such as traditional lock companies and other managed service providers, may target the markets in which we do business, including the smart building technology industry.
•We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.
•Customers may choose to adopt point products that provide control of discrete functions rather than adopting our integrated LatchOS platform.
•We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

•We may require additional capital to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances.
•If we are unable to acquire necessary intellectual property or adequately protect our intellectual property, we could be competitively disadvantaged.
•Our products and services may be affected from time to time by design and manufacturing defects that could adversely affect our business and result in harm to our reputation.
•If we fail to continue to develop our brand or our reputation is harmed, our business may suffer.
•Potential problems with our information systems, third-party systems and infrastructure that we rely on could interfere with our business and operations.
•We collect, store, process and use personal information and other customer data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.
•We rely on a limited number of suppliers, manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
•We have limited control over our suppliers, manufacturers and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
•Increases in component costs, long lead times, supply shortages and changes, labor shortages and construction delays could disrupt our supply chain and operations and have an adverse effect on our business, financial condition and operating results.
•From time to time, we may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and operating results.
•The COVID-19 pandemic could have an adverse effect on our business, results of operations and financial condition.
•Our smart building technology is subject to varying state and local regulations, which may be updated from time to time.
•If we are unable to sustain pricing levels for our software, services and products, our business could be adversely affected.
•Insurance policies may not cover all of our operating risks, and a casualty loss beyond the limits of our coverage could negatively impact our business.
Risks Related to Ownership of Our Securities
•Our common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
•We do not intend to pay dividends on our common stock for the foreseeable future.
•Our issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
•Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
•Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

•Our governing documents provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
General Risk Factors
•Our business is subject to the risk of earthquakes, fires, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
•If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
Risks Related to our Business and Industry
We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have experienced net losses in each year since inception, including a net loss of $166.3 million for 2021. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular to enhance and develop new LatchOS modules, services and products to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources upfront to market, promote and sell our solutions and products and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for customer acquisition, technology infrastructure, services development, international expansion and expansion into new verticals.
We expect to continue to incur losses for at least the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenues may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and service quality problems or other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
Our operating results and financial condition may fluctuate from period to period.
Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Both our business and the smart building technology industry are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may occur due to a number of factors, including:
•the portion of our revenue attributable to SaaS versus hardware and other sales;
•fluctuations in demand, including due to seasonality, for our platform and solutions;
•changes in pricing by us in response to competitive pricing actions or otherwise;
•the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;
•the timing and success of introductions of new solutions, products or upgrades by us or our competitors;
•changes in our business and pricing policies or those of our competitors;
•our ability to accurately forecast revenue;
•our ability to control costs, including our operating expenses and the costs of the hardware we purchase;
•competition, including entry into the industry by new competitors and new offerings by existing competitors;

•our ability to successfully manage any future acquisitions and integrations of businesses;
•issues related to introductions of new or improved products such as shortages of prior generation products or decreased demand for next generation products;
•the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or products or paying litigation expenses;
•the ability to effectively manage growth within existing and new markets domestically and abroad;
•changes in the payment terms for our platform and solutions;
•the strength of regional, national and global economies;
•changes in the fair values of our financial instruments (including certain warrants that we assumed in connection with the Business Combination); and
•the impact of natural disasters or man-made problems such as terrorism.
Due to the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.
Our rapid growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our common stock.
We have grown rapidly since 2017 when we introduced our smart building technology. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.
Growth may place significant demands on our management and our operational and financial infrastructure and require us to commit substantial financial, operational and technical resources to attract, service and retain an increasing number of customers. If we are unable to hire, retain, manage and motivate our employees, we may not be able to grow effectively, and our business, results of operations and financial condition could be adversely affected.
We have recently experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations continue to grow in size, scope and complexity, we will need to increase our sales and marketing efforts, add additional sales and marketing personnel and senior management in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. For example, we plan to explore opportunities for international expansion into the European markets and extend our offerings to current customers by introducing new software, services and products. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our billing and reporting systems and procedures and recruit, train and retain highly skilled personnel. Competition for highly skilled personnel is often intense. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, including, but not limited to, senior management, engineers, designers, product managers, operations, logistics and supply chain personnel. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder, Chairman and Chief Executive Officer, Luke Schoenfelder. The replacement of senior management or other key personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives and future growth.
In addition, our existing systems, processes and controls may not prevent or detect all errors, omissions or fraud. We may also experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software licensed to help us with such improvements. Any future growth, particularly any additional international expansion, would add complexity to our organization and require effective communication and coordination throughout our organization. Additionally, our productivity and the quality of our solutions and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations and financial condition could be materially and adversely affected.
Our future operating results will rely in part upon the successful execution of our strategic partnerships, which may not be successful. If these companies choose not to partner with us, our business and results of operations may be harmed.
Establishing a strategic partnership between two independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with Google Nest, Honeywell, ecobee and Jasco, among others, will depend in part on our ability to work with our strategic partners to develop, integrate, market and sell co-branded solutions. In particular, working with major technology platforms and their products and services may take an extended period of time to deliver. Setting up and maintaining the operations and processes necessary for these strategic partnerships may cause us to incur significant costs and disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing third-party solutions to market may take longer than anticipated, which could negate or reduce our anticipated benefits and revenue opportunities, and it may be necessary in the future to renegotiate agreements relating to various aspects of these solutions or other third-party solutions. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our business, financial condition, cash flows and results of operations. In addition, if these third-party solution providers choose not to partner with us, choose to integrate their solutions with our competitors’ platforms or are unable or unwilling to update their solutions, our business, financial condition, cash flows and results of operations could be harmed.
If our security controls are breached or unauthorized, or inadvertent access to customer information or other data or to control or view systems are otherwise obtained, our products, software or services may be perceived as insecure, our business may be harmed, and we may incur significant liabilities.
Use of our solutions involves the storage, transmission and processing of personal, payment, credit and other confidential and private information of our customers, and may in certain cases permit access to our customers’ homes or properties or help secure them. We also maintain and process confidential and proprietary information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of the information we process and maintain. Our services and the networks and information systems we utilize in our business are at risk for breaches as a result of third-party action, employee or partner error, malfeasance or other factors.
Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store customer confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products, software or services. In addition, third parties, including our partners, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we and our partners face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our software, services and products or on which we or our partners process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to our customers’ data, products, software or services, or acquisition or loss of data, whether suffered by us, our partners or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our services, software and products and damage to our reputation and could limit the adoption of our software, services and products. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect our customer base, sales, revenues and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows or results of operations.

If such an event results in unauthorized access to or loss of any data subject to data privacy and security laws and regulations, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities and private claims by companies or individuals. A cyber-attack may cause additional costs, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees and the costs of any additional fraud detection activities required by law, a court or a third-party. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our systems. There can be no assurance that the limitation of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim.
Further, if a high profile security breach occurs with respect to another provider of smart building solutions, our customers and potential customers may lose trust in the security of our services or in the smart building technology industry generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy or data protection may deter them from using our software, services and products.
Our insurance policies covering errors and omissions and certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Our integrated direct selling and deployment strategy may subject us to additional risks.
Historically, our channel partners have contracted with building owners to own the full scope of installation and service of our smart access products. However, during 2021 we launched an integrated direct selling and deployment strategy targeted at our larger enterprise accounts in which Latch directly owns the full scope of installation and service of our products with the building. This strategy involves significant risks and uncertainties, including distraction of management from other business operations, significant research and development, sales and marketing and other resources to be dedicated to the strategy at the expense of resources being dedicated to our other business operations, generation of insufficient revenue to offset expenses associated with the strategy, inadequate return of capital, increased exposure to liability for improper installation and other risks that we may not have adequately anticipated. Because new strategies and initiatives are inherently risky, our integrated direct selling and deployment strategy may not be successful and could materially adversely affect our business, results of operations and financial condition.
We may be unable to attract new customers and maintain customer satisfaction with current customers, which could have an adverse effect on our business and rate of growth.
We have experienced significant customer growth over the past several years. Our continued business and revenue growth is dependent on our ability to continuously attract and retain customers, and we cannot be sure that we will be successful in these efforts, or that customer retention levels will not materially decline. There are a number of factors that could lead to a decline in customer levels or that could prevent us from increasing our customer levels, including:
•our failure to introduce new features, products or services that customers find engaging or our introduction of new products or services, or changes to existing products and services, that are not favorably received;
•harm to our brand and reputation;
•pricing and perceived value of our offerings;
•our inability to deliver quality products, software and services;
•our customers engaging with competitive software, services and products;
•technical or other problems preventing customers from using our software, services and products in a rapid and reliable manner or otherwise affecting the customer experience;
•deterioration of the real estate industry, including declining levels of, or significant delays in, new construction of multi-family and single family rental buildings and reduced spending in the real estate industry;
•unsatisfactory experiences with the delivery, installation or service of our products; and
•deteriorating general economic conditions or a change in consumer spending preferences or buying trends.

Additionally, any further expansion into international markets such as the United Kingdom, Germany and France will create new challenges in attracting and retaining customers that we may not successfully address. As a result of these factors, we cannot be sure that our customer levels will be adequate to maintain or permit the expansion of our operations. A decline in customer levels could have an adverse effect on our business, financial condition and results of operations.
We rely on certain third-party providers of licensed software and services that are important to the operation of our business.
Certain aspects of the operation of our business depend on third-party software and service providers. We rely on certain software technology that we license from third parties and use in our software, services and products to perform key functions and provide critical functionality. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities, and to ensure their software and services are free from disruptions or interruptions and claims of intellectual property infringement. Further, these third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.
If our agreements with third-party software or service vendors are not renewed or the third-party software or services become obsolete, fail to function properly, no longer include features or functionality our customers expect, are incompatible with future versions of our products or services, are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party software or services with software or services from alternative providers. Furthermore, even if we obtain licenses to alternative software or services that provide the functionality we need, we may be required to replace hardware installed at our customers’ apartment buildings or homes to effect our integration of or migration to alternative software products. Any of these factors could have a material adverse effect on our financial condition, cash flows or results of operations.
We rely on our channel partner network to sell and deploy our products, and the inability of our channel partners to effectively perform to our standards, or the loss of key channel partners, could adversely affect our operating results.
Our certified channel partners are third-party onsite product specialists that provide specific knowledge and expertise to assist in the sale and deployment of Latch products. We provide our channel partners with specific training and programs to assist them in selling our software, services and products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in selling and supporting our software, services and products. In the future, these partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, any new channel partner requires training and may take several weeks or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our software, services or products to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.
Potential customer turnover in the future, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.
Our customers have no obligation to renew their contracts for our software services after the expiration of the initial term, which on average is between five and six years. In the event that these customers do renew their contracts, they may choose to renew for fewer units, shorter contract lengths or for less expensive subscriptions. We cannot predict the renewal rates for customers that have entered into software contracts with us.
Customer turnover, as well as reductions in the number of units for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase the number of their units that use our software, services and products. Our turnover rate could increase in the future if customers are not satisfied with our software, services and products, the value proposition of our services or our ability to otherwise meet their needs and expectations. The number of booked units could also decrease due to factors beyond our control, including the failure or unwillingness of customers to pay for our software, services and products due to financial constraints or macroeconomic factors. There is no guarantee that the number of booked units will convert into actual deliveries, or will convert into deliveries within the timeframe we anticipate. If a significant number of customers terminate, reduce, or fail to renew their software contracts, or if a number of booked units do not convert to deliveries, it could have a material adverse effect on our financial condition, cash flows or results of operations. Furthermore, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations.
Our future success also depends in part on our ability to sell additional functionalities to our current customers and to sell into our customers’ future projects. This may require increasingly sophisticated and more costly sales efforts, technologies, tools and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add units and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our prices, which could increase our customer turnover rate.
If we are unable to develop new solutions, adapt to technological change, sell our software, services and products into new markets or further penetrate our existing markets, our revenue may not grow as expected.
Our ability to increase sales will depend, in large part, on our ability to enhance and improve our platforms, software, services and products, introduce new software, services and products in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new platform, software, services and products depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new software, services and products, the ability to maintain and develop relationships with partners and vendors, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs and the ability of our software, services and products to maintain compatibility with a wide range of connected devices. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our software, services and products, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality, availability and reliability of our software, services and products and our ability to design our software, services and products to meet customer demand. Similarly, if any of our potential competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.
We operate in the emerging and evolving smart building technology industry, which may develop more slowly or differently than we expect. If the smart building technology industry does not grow as we expect, or if we cannot expand our platforms and solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.
The market for integrated smart building solutions, such as home automation, security monitoring, video monitoring, energy management and building services, are in an early stage of development, and it is uncertain how rapidly or how consistently this market will develop and the degree to which our platforms and solutions will be accepted into the markets in which we operate. Some customers may be reluctant or unwilling to use our platforms and solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy and lack of awareness of the benefits of our platforms and solutions. Our ability to expand the sales of our platforms and solutions into new markets depends on several factors, including the reputation and recognition of our platforms and solutions, the timely completion, introduction and market acceptance of our platforms and solutions, our ability to attract, retain and effectively train sales and marketing personnel, our ability to develop relationships with service providers, the effectiveness of our marketing programs, the costs of our platforms and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our platforms and solutions into new markets, or if customers do not perceive or value the benefits of our platforms and solutions, the market for our platforms and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.
We are in the process of expanding our international operations, which exposes us to significant risks.
We currently have operations in the United States and Canada and are planning to expand our international operations to the United Kingdom, Germany and France and may further grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:
•our ability to comply with differing and evolving technical and environmental standards, telecommunications regulations, building and fire codes and certification requirements outside the United States;
•difficulties and costs associated with staffing and managing foreign operations;
•our ability to effectively price our products and subscriptions in competitive international markets;
•potentially greater difficulty collecting accounts receivable and longer payment cycles;
•the need to adapt and localize our products and subscriptions for specific countries;
•the need to offer customer care in various languages;
•reliance on third parties over which we have limited control;
•availability of reliable network connectivity in targeted areas for expansion;
•lower levels of adoption of credit or debit card usage for internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data protection requirements;
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•restrictions on travel to or from countries in which we operate or inability to access certain areas;
•export controls and economic sanctions;
•changes in diplomatic and trade relationships, including tariffs and other non-tariff barriers, such as quotas and local content rules;
•U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons;
•our ability to comply with different and evolving laws, rules, and regulations, including the GDPR in the European Union, and other data privacy and data protection laws, rules and regulations;
•compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences;
•fluctuations in currency exchange rates;
•exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•restrictions on the transfer of funds;
•new and different sources of competition;
•political and economic instability created by the United Kingdom’s departure from the European Union;
•deterioration of political relations between the United States and other countries in which we may operate; or
•political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the United States against countries in which we operate, all of which could have a material adverse effect on our operations.

We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our software, services and products by customers in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and operating results.
The markets in which we participate could become more competitive and many companies, including large technology companies, point solution providers such as traditional lock companies and other managed service providers, may target the markets in which we do business, including the smart building technology industry. If we are unable to compete effectively with these potential competitors, our sales and profitability could be adversely affected.
The smart building technology industry in which we participate may become more competitive, and competition may intensify in the future. Our ability to compete depends on a number of factors, including:
•our platforms’ and solutions’ functionality, performance, ease of use, reliability, availability and cost effectiveness relative to that of our competitors’ products;
•our success in utilizing new and proprietary technologies to offer solutions and features previously not available in the marketplace;
•our success in identifying new markets, applications and technologies;
•our ability to attract and retain partners;
•our name recognition and reputation;
•our ability to recruit software engineers and sales and marketing personnel; and
•our ability to protect our intellectual property.
Customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a customer decides to evaluate a smart building solution, the customer may be more inclined to select one of our competitors if such competitor’s product offerings are broader or at a better price point than those that we offer.
We identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.
For the periods ended December 31, 2020 and 2019, management identified material weaknesses in its internal control over financial reporting, which relate to: (a) our general segregation of duties, including the review and approval of journal entries; (b) the lack of a formalized risk assessment process; (c) selection and development of control activities, including over information technology related to certain account balances; and (d) accounting for complex financial instruments (as further described in the paragraph below).
On April 12, 2021, the Staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Following issuance of the SEC Statement, on April 29, 2021, TSIA concluded that it was appropriate to restate the previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, TSIA identified a material weakness in its internal controls over financial reporting.
Management has concluded that these material weaknesses in our internal control over financial reporting were due to the fact that (i) with respect to weaknesses (a), (b) and (c), we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls and (ii) with respect to weakness (d), we had limited resources and did not have the appropriate resources, with the appropriate level of experience and technical expertise, to oversee the accounting for complex accounting transactions.

While we have implemented remediation efforts which address weaknesses (a), (b) and (d) as of December 31, 2021, we cannot assure you that the steps we have taken or will take to remediate any material weakness will be successful, which could impair our ability to accurately and timely meet our public company reporting requirements. While we have undertaken efforts to improve our control environment, further action and additional testing in certain areas related to material weakness (c) is required before we can conclude full remediation.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In addition, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:
•the potential failure to achieve the expected benefits of the combination or acquisition;
•unanticipated costs and liabilities;
•difficulties in integrating new software, services and products, businesses, operations and technology infrastructure in an efficient and effective manner;
•difficulties in maintaining customer relations;
•the potential loss of key employees of the acquired businesses;
•the diversion of the attention of our senior management from the operation of our daily business;
•the potential adverse effect on our cash position to the extent that we use cash for the purchase price;
•the potential significant increase of our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;
•the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•the potential to incur large and immediate write-offs and restructuring and other related expenses; and
•the inability to maintain uniform standards, controls, policies and procedures.
Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses.
Customers may choose to adopt point products that provide control of discrete functions rather than adopting our integrated LatchOS platform. If we are unable to increase market awareness of the benefits of our unified solutions, our revenue may not continue to grow, or it may decline.
Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in buildings, such as a video doorbell, thermostat or lights that can be controlled by an application on a smartphone. We expect more and more electronics and appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Customers may be attracted to the relatively low costs of these point solution products and the ability to expand their building control solution over time with minimal upfront costs, which may reduce demand for our integrated solutions. If so, building managers may offer the point products and services of competing companies, which would adversely affect our sales and profitability. If a significant number of customers in our target market choose to adopt point products rather than our integrated solutions, then our business, financial condition, cash flows and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.
Changes in effective tax rates, or adverse outcomes resulting from examination of our income or other tax returns, could adversely affect our results of operations and financial condition.
Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expiration of, or lapses in, the research and development tax credit laws;
•expiration or non-utilization of net operating loss carryforwards;
•tax effects of share-based compensation;
•expansion into new jurisdictions;
•potential challenges to and costs related to implementation and ongoing operation of the intercompany arrangements among our domestic and foreign entities;
•changes in tax laws and regulations and accounting principles, or interpretations or applications thereof; and
•certain non-deductible expenses as a result of acquisitions.
Any changes in our effective tax rate could adversely affect our results of operations.
We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
As of December 31, 2021, we had approximately $18.2 million in federal net operating loss (“NOL”) carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $244.7 million in federal NOL carryforwards available to offset future taxable income that have an indefinite life. As of December 31, 2021, we had approximately $219.3 million in state NOL carryforwards available to offset future taxable income. Some of these state NOLs have an indefinite life and others are subject to different expiration rules.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our common stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We performed an analysis of Section 382 of the Code and determined that we do not have any NOL limitations as of December 31, 2021.
It is possible that we will not generate taxable income in time to use our NOL carryforwards that are subject to expiration (or that we will not generate taxable income at all). If we have one or more Section 382 “ownership changes,” we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
We may require additional capital to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations and financial condition may be adversely affected.
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including the need to develop new products or software or enhance our existing products and software, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Any debt financing that we secure could involve restrictive covenants, which may make it more difficult for us to obtain additional capital or to pursue business opportunities. In addition, the restrictive covenants in any credit facilities we may secure may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition or results of operations.
In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. Any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
We must successfully upgrade and maintain our information technology systems.
We rely on various information technology systems to manage our operations and to provide services to our customers. As necessary, we implement modifications and upgrades to these systems and replace certain of our legacy systems with successor systems with new functionality. There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. While management seeks to identify and remediate issues, we can provide no assurance that our identification and remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.
If we are unable to acquire necessary intellectual property or adequately protect our intellectual property, we could be competitively disadvantaged.
Our intellectual property, including our patents, trademarks, copyrights, trade secrets and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure by defending our intellectual property rights. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright and trade secret laws of the United States, Canada and countries in Europe and Asia and a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. In addition, we make efforts to acquire rights to intellectual property necessary for our operations. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.
We own a portfolio of issued U.S. patents and pending U.S. and foreign patent applications that relate to a variety of smart building technology utilized in our business. We may file additional patent applications in the future in the United States or internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.
If we fail to acquire the necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may dilute our brands or manufacture and market similar software, services and products or convert our customers, which could adversely affect our market share and results of operations. We may not receive patents or trademarks for all our pending patent and trademark applications, and existing or future patents or licenses may not provide competitive advantages for our software, services and products. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought or that our issued patents will not provide us with any competitive advantages. Our competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we obtain or license. In addition, patent rights may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our software, services and products. The loss of protection for our intellectual property rights could reduce the market value of our brands and our software, services and products, reduce new customer originations or upgrade sales to existing customers, lower our profits and have a material adverse effect on our business, financial condition, cash flows or results of operations.
Our policy is to require our employees to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from the protection of patents and other intellectual property rights, we must monitor and detect infringement, misappropriation or other violations of our intellectual property rights and pursue infringement, misappropriation or other claims in certain circumstances in relevant jurisdictions, all of which are costly and time-consuming. As a result, we may not be able to obtain adequate protection or to effectively enforce our issued patents or other intellectual property rights.
In addition to patents and registered trademarks, we rely on trade secret rights, copyrights and other rights to protect our unpatented proprietary intellectual property and technology. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or subscribers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or technology or infringement of our intellectual property rights. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their products, or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future do not protect intellectual property rights and technology to the same extent as the laws of the United States, and these countries may not enforce these laws as diligently as government agencies and private parties in the United States.
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement, misappropriation or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property and technology, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.
Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.
There has been substantial litigation in the areas in which we operate regarding intellectual property rights. In some instances, we have agreed to indemnify our customers for expenses and liability resulting from claimed intellectual property infringement by our solutions. From time to time, we may receive requests for indemnification in connection with allegations of intellectual property infringement, and we may choose, or be required, to assume the defense and/or reimburse our customers for their expenses, settlement and/or liability. We cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we or our customers infringe their intellectual property rights. We cannot be certain that our products and services or those of third parties that we incorporate into our offerings do not and will not infringe the intellectual property rights of others. Some competitors and others may now and in the future have larger and more mature patent portfolios than we have and may therefore have an advantage over us in the event of patent litigation.
We have in the past been sued for infringement and received, and may in the future be sued or receive, notices of allegations of infringement, misappropriation or misuse of other parties’ proprietary rights, including special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights and against whom our patents may therefore provide little or no deterrence or protection. Furthermore, regardless of their merits, accusations and lawsuits like these may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Certain technology necessary for us to provide our solutions may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering subscriptions incorporating the technology, which could materially and adversely affect our business and results of operations.
If we, or any of our solutions, were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, or required to redesign certain products, each of which could have a material adverse effect on our business and results of operations.
These and other outcomes may:
•result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•cause us to pay license fees for intellectual property we are alleged or deemed to have infringed;
•cause us to incur costs and devote valuable technical resources to redesigning our products;
•cause our cost of revenue to increase;
•cause us to accelerate expenditures to preserve existing revenues;
•materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•cause us to change our business methods or subscriptions; and
•require us to cease certain business operations or offering certain products or features.
Our products and services may be affected from time to time by design and manufacturing defects that could adversely affect our business and result in harm to our reputation.
We offer complex software and hardware products and services that can be affected by design and manufacturing defects. Sophisticated full building operating system software and applications, such as those offered by us, have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our software, services and products unsafe, create a risk of property damage and personal injury and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns or errors that affect our software and full building operating system offerings. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend against any large claim, maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, given that some of our solutions are considered security systems, quality problems could subject us to substantial liability, adversely affect the experience for users of our software, services and products and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our software, services and products, delay in new product and service introductions and lost revenue.
Our new software, services and products may not be successful.
We launched our first smart building products in 2017. Since that time, we have launched a number of other offerings and anticipate launching additional software, services and products in the future, such as expanding into new verticals or introducing new LatchOS modules aimed at capturing residents’ digital services spending. The software, services and products we may launch in the future may not be well-received by our customers, may not help us to generate new customers, may adversely affect the attrition rate of existing customers, may increase our customer acquisition costs and may increase the costs to service our customers. Any profits we may generate from these or other new products, software or services may be lower than profits generated from our existing software, services and products and may not be sufficient for us to recoup our development or customer acquisition costs incurred. New software, services and products may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new software, services and products may require increased operational expenses or customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new software, services and products are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.
If we fail to continue to develop our brand or our reputation is harmed, our business may suffer.
We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our software, services and products and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users, especially as we launch new LatchOS modules aimed to capture residents’ digital services spending. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. In addition, if we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence and they may choose to terminate, reduce or not renew their subscriptions. Many of our customers also participate in social media and online blogs about smart building technology solutions, including our products, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If we fail to promote and maintain our brand, our business could be materially and adversely affected.
Our applications run on mobile operating systems, networks and devices that we do not control.
Our customers access our platform through the Latch App and Latch Manager App (collectively, “Latch Apps”). There is no guarantee that popular mobile devices and operating systems will continue to support the Latch Apps. We are dependent on the interoperability of the Latch Apps with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards, which could harm our business.
Potential problems with our information systems, third-party systems and infrastructure that we rely on could interfere with our business and operations.
We rely on our information systems and third parties information systems and infrastructure (such as cloud computing platforms and databases) for hosting and making our software products available, processing customer orders, distribution of our products, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are vulnerable to damage or interruption from a variety of sources, including computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war, telecommunication failures, employee or other theft and third-party provider failures. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business. In addition, we may implement further and enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise and can be time-consuming and expensive, increase management responsibilities and divert management attention.

We collect, store, process and use personal information and other customer data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.
We collect, store, process and use a wide variety of data from current and prospective customers and end-users of our products and services, including personal information, such as names, home addresses, email addresses and access events. Federal, state and international laws and regulations governing privacy and data protection require us to safeguard our customers’ personal information. The scope of such laws and regulations is rapidly changing. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy, data protection and information security is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. Various states throughout the United States are increasingly adopting or revising privacy, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. For example, California enacted the CCPA, which affords consumers who are California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA went into effect on January 1, 2020 and gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for a private right of action for data breaches that may increase data breach litigation. Relatedly, the CPRA was recently adopted by California voters. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023. Additionally, in 2021, Virginia and Colorado passed general data protection laws. In Virginia, the VCDPA will go into effect on January 1, 2023, and, in Colorado, CPA will go into effect on July 1, 2023. Both laws will provide residents in their respective states similar rights to those granted Californians under the CPRA, including the right to access, correct and delete their personal information, as well as the rights to opt out of the sale and processing of personal information for certain purposes. Currently, privacy bills are moving through the legislative process in 18 other states. We expect that some of these bills will be passed as laws, thereby further increasing our state privacy obligations.
In addition to state privacy bills, there is also increasing local activity. For instance, in May 2021, New York City passed into law the TDPA, regulating how building access data is collected, processed and disposed of by property managers and smart access system operators. The TDPA went into effect in July 2021, and we had to make certain adjustments to our processing of data collected from New York City users of LatchOS as a result. Similar local legislation in other cities where we operate is likely, which will further increase the complexity and expense of ensuring that our privacy practices are compliant.
Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination and security of personal information adopted by the FTC, state attorneys general, private plaintiffs and courts have evolved, and may continue to evolve, over time. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
In Canada, PIPEDA and similar provincial laws impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.
In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Relatedly, from January 1, 2021, companies doing business in the European Union and the United Kingdom have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. On June 28, 2021, the European Commission announced a decision that United Kingdom data protection standards are adequate under the meaning of GDPR’s Article 45, providing a mechanism to enable transfer of data from the European Union to the United Kingdom without the need for additional authorization or safeguards. This decision will be in force until June 2025 unless the European Commission re-assesses and renews or extends the decision, but the decision also can be withdrawn before such date if the United Kingdom were to lower its standards and no longer provide European Union citizens adequate protection for their personal data. These changes and uncertainties may lead to additional costs and increase our overall risk exposure.
With data privacy and security laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with our privacy policies, our data privacy or security related obligations to our customers or any of our other legal obligations relating to data privacy or security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Although we have established security measures to protect customer information, our or our partners’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to protect customer data. Any compromise of our security or breach of our customers’ privacy could harm our reputation or financial condition and, therefore, our business.
In addition, a party who circumvents our security measures or exploits inadequacies in our security measures could, among other effects, misappropriate customer data or other proprietary information, cause interruptions in our operations or expose customers to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent that the measures we or our third-party business partners have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations or regulatory or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data.
Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand and inability to provide our products and services to customers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, limit our marketing activities and have an adverse effect on our business, financial condition and operating results.

We rely on a limited number of suppliers, manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
We rely on a limited number of suppliers to manufacture and transport our products, including in some cases only a single supplier for some of our products and components. Our reliance on a limited number of manufacturers for our products increases our risks, since we do not currently have alternative or replacement manufacturers beyond these key parties. In the event of interruption from any of our manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, many of these manufacturers’ primary facilities are located in Asia. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location.
If we experience a significant increase in demand for our products, or if we need to replace an existing supplier or logistics partner, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, manufactures or logistics partners could have an adverse effect on our business, financial condition and operating results.
We have limited control over our suppliers, manufacturers and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
We have limited control over our suppliers, manufacturers and logistics partners, which subjects us to risks, such as the following:
•inability to satisfy demand for our products;
•reduced control over delivery timing and product reliability;
•reduced ability to monitor the manufacturing process and components used in our products;
•limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;
•variance in the manufacturing capability of our third-party manufacturers;
•price increases;
•failure of a significant supplier, manufacturer or logistics partner to perform its obligations to us for technical, market or other reasons;
•insolvency, bankruptcy or liquidation of a significant supplier, manufacturer or logistics partner;
•difficulties in establishing additional supplier, manufacturer or logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers or logistics partners;
•shortages of materials or components;
•misappropriation of our intellectual property;
•exposure to natural catastrophes, political unrest, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured or the components thereof are sourced;
•changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics partners are located;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.

The occurrence of any of these risks, especially during seasons of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers.
Increases in component costs, long lead times, supply shortages and changes, labor shortages and construction delays could disrupt our supply chain and operations and have an adverse effect on our business, financial condition and operating results.
Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our smart building products. All of the components that go into the manufacturing of our products are sourced from a limited number of third-party suppliers, and some of these components are provided by a single supplier. Our manufacturers generally purchase these components on our behalf, subject to certain supplier lists approved by us, and we do not have long-term arrangements with some of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities and delivery schedules. During the year ended December 31, 2021, as a result of the COVID-19 pandemic and other general economic factors, we experienced, and may continue to experience in the future, component shortages, and the predictability of the future availability of these components is limited. Such component shortages resulted in higher component costs, particularly where we paid spot market prices for such components. We expect to continue to incur these higher costs where economically reasonable in order to prioritize and meet customer demand. The COVID-19 pandemic and other general economic factors have also affected the supply chain for many of our product components, creating shipping and logistical challenges, delays and elevated shipping costs for us. We expect these impacts, including potential delayed product availability and higher component and shipping costs, to continue for as long as the global supply chain is experiencing these challenges.
During the year ended December 31, 2021, industry-wide supply chain disruptions created shortages of certain construction materials and other products. Additionally, our customers also experienced trade labor availability constraints and delays. These factors caused our customers to experience construction delays, which have and may continue to delay the timing of the installation of our products and our recognition of hardware and software revenue.
In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers.
Moreover, volatile economic conditions may make it more likely that our suppliers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs or delays or disruptions in the delivery of components could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition and operating results.
Some of our products and services contain open source software, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could harm our business.
We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost; and all open source software licenses contain conditions and restrictions. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce, or alleging copyright infringement on the basis that we have failed to comply with, the terms of the applicable open source license. These claims could result in litigation and statutory damages for copyright infringement and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.
Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated and could negatively affect our business. We cannot be sure that all open source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and operating results.
From time to time, we may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and operating results.
From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business operations and financial condition. As our business grows, we may see a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly the intellectual property infringement matters that we could face, may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our revenue growth.
The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition and operating results.
The COVID-19 pandemic could have an adverse effect on our business, results of operations and financial condition.
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
COVID-19 and related governmental reactions have had and may continue to have a negative impact on our business, liquidity, results of operations and stock price due to the occurrence of some or all of the following events or circumstances, among others:
•our inability to manage our business effectively due to key employees becoming ill, working from home inefficiently, and being unable to travel to our facilities;
•our and our customers’, third-party suppliers’ and other business partners’ inability to operate worksites, including construction sites, manufacturing facilities and shipping and fulfillment centers, due to employee illness or reluctance to appear at work, or “stay-at-home” regulations;
•interruptions in manufacturing (including the sourcing of key components) and shipment of our products;
•disruptions of the operations of our third-party suppliers, which could impact our ability to purchase components at efficient prices and in sufficient amounts;

•reduced demand for our products and services, including due to any prolonged economic downturn that may occur;
•our inability to raise additional capital or the dilution of our common stock if we raise capital by issuing equity securities;
•volatility in the market price of our common stock; and
•incurrence of significant increases to employee health care and benefits costs.
The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
Our smart building technology is subject to varying state and local regulations, which may be updated from time to time.
Our smart building technology is subject to certain state and local regulations, which may be updated from time to time. For example, our software, services and products are subject to regulations relating to building and fire codes, public safety, access control systems and data privacy and security. The regulations to which we are subject may change, additional regulations may be imposed or existing regulations may be applied in a manner that creates special requirements for the implementation and operation of our software, services and products that may significantly impact or even eliminate some of our revenues or markets. In addition, we may incur material costs or liabilities in complying with any such regulations. Furthermore, some of our customers must comply with numerous laws and regulations, which may affect their willingness and ability to purchase our software, services and products. The modification of existing laws and regulations or interpretations thereof or the adoption of future laws and regulations could adversely affect our business, cause us to modify or alter our methods of operations and increase our costs and the price of our software, services and products. In addition, we cannot provide any assurance that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties or restrictions that could materially and adversely affect our business.
We may fail to comply with import and export, bribery and money laundering laws, regulations and controls.
We conduct our business in the United States and Canada and source our products from Asia and the United States. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.
We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and possibly other anti-bribery laws, including those that comply with the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners and agents will comply with these laws and policies.
Our operations require us to import from Asia and export to Canada, which geographically stretches our compliance obligations. We are also subject to anti-money laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We may also be subject to import/export laws and regulations in other jurisdictions in which we conduct business or source our products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs, which could harm our business, financial condition, cash flows and results of operations. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in legal costs and other professional fees.
Our operating results could be adversely affected if we are unable to accurately forecast customer demand for our products and services and adequately manage our inventory.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand for our products and services, changes in demand for the software, services and products of our competitors, unanticipated changes in general market conditions and the weakening of economic conditions or customer confidence in future economic conditions, such as those caused by the COVID-19 pandemic. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements, or we may be subject to higher costs in order to secure the necessary production capacity. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition and operating results.
If we are unable to sustain pricing levels for our software, services and products, our business could be adversely affected.
If we are unable to sustain pricing levels for our software, services and products, whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Further, our decisions around the development of new software, services and products are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.
Insurance policies may not cover all of our operating risks, and a casualty loss beyond the limits of our coverage could negatively impact our business.
We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. While we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business, and current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Downturns in general economic and market conditions and reductions in spending may reduce demand for our software, services and products, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our software, services and products. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, construction slowdowns, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.
During weak economic times, the available pool of potential customers may decline as the prospects for new multifamily apartment and single family rental construction and residential building renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of property developers will file for bankruptcy protection, which may harm our revenue, profitability and results of operations. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. Prolonged economic slowdowns and reductions in new residential and commercial building construction and renovation projects may result in diminished sales of our software, services and products. Further worsening, broadening or protracted extension of an economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.
We may face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with the majority of our customers and suppliers, we have transacted in some foreign currencies, such as the Canadian Dollar, British Pound Sterling and the New Taiwan Dollar, and may transact in additional foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar may affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our common stock could decrease.
Our private placement warrants are accounted for as liabilities, and the changes in value of our warrants could have a material effect on our financial results.
The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement, dated as of November 9, 2020, between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”) governing our private placement warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our private placement warrants and determined to classify the private placement warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.
Risks Related to Ownership of Our Securities
Our common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of our common stock has been and is likely to continue to be volatile. The stock market, and our industry in particular, has recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Related to Our Business and Industry” and the following:
•the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•our operating and financial performance and prospects;
•our quarterly or annual earnings, or those of other companies in our industry, compared to market expectations;
•conditions that impact demand for our products and/or services;

•future announcements concerning our business, our customers’ businesses or our competitors’ businesses;
•public reaction to our press releases, other public announcements and filings with the SEC;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations that adversely affect our industry or us;
•privacy and data protection laws, privacy or data breaches or the loss of data;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales, of our capital stock;
•changes in our dividend policy;
•adverse resolution of new, threatened or pending litigation against us; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.
In the past, following periods of market volatility, stockholders of various companies have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We do not intend to pay dividends on our common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to any indebtedness, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing any indebtedness. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.
Our issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
In August 2021, we filed a registration statement on Form S-8 with the SEC providing for the registration of shares of our common stock issued or reserved for issuance under the Latch, Inc. 2021 Incentive Award Plan (the “Incentive Plan”). Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares registered under the registration statement on Form S-8 are available for resale without restriction. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us, and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our common stock, other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.
Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In connection with the Business Combination, pursuant to our amended and restated bylaws (our “Bylaws”), Legacy Latch stockholders are subject to certain restrictions on transfer with respect to the shares of common stock issued as part of the merger consideration until June 4, 2022, subject to certain price-based releases. On September 28, 2021, 25% of the shares of common stock held by the Legacy Latch stockholders were released from the lock-up.
Upon the expiration or waiver of the lock-up described above, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144 under the Securities Act (“Rule 144”). In addition, in accordance with our obligations under a registration rights agreement, we have registered for resale the shares of common stock of certain of our stockholders on a registration statement on Form S-1. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our common stock to decline.
As lock-ups or other transfer restrictions on shares of our common stock terminate or expire, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other securities.
In addition, the shares of our common stock issued under the Incentive Plan are, or will become, eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the Incentive Plan equals (i) 22,500,611 plus (ii) an annual increase for ten years on the first day of each calendar year beginning January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors. Effective January 1, 2022, the number of shares reserved for future issuance under the Incentive Plan increased by 7,116,519 shares. The maximum number of shares of our common stock that may be issued pursuant to the exercise of incentive stock options granted under the Incentive Plan is equal to 120,329,359. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. The S-8 registration statement automatically became effective upon filing on August 9, 2021. Accordingly, shares registered under such registration statement are available for sale in the open market, subject to the limitations noted above.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company and may not successfully or effectively manage the transition to a public company, which is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that an increasing amount of their time will be devoted to these activities, which will result in less time being devoted to the management and growth of the Company. The development and implementation of the standards and controls necessary to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
You may only be able to exercise the public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “Fair Market Value” (as defined in the next sentence) over the exercise price of the warrants by (y) the Fair Market Value and (B) 0.361 per whole warrant. The “Fair Market Value” is the volume weighted average price of the common stock for the ten trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
We may amend the terms of the warrants in a manner that may have an adverse effect on holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or curing, correcting or supplementing any defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the rights of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time prior to their expiration (a) at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met or (b) at a price of $0.10 per warrant, provided that the closing price of our common stock equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price, which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by TS Innovation Acquisitions Sponsor, L.L.C. or its permitted transferees.

Our Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.
Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York and (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Our second amended and restated certificate of incorporation (our “Charter”), our Bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among other things, our Charter and Bylaws include the following provisions:
•a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms, and directors are only able to be removed from office for cause;
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.
Any provision of our Charter, our Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our Charter and Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Charter and Bylaws provide that, unless we consent in writing to the selection of an alternative forum, (a) the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or stockholders to us or to our stockholders; (iii) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Charter or our Bylaws; or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (b) subject to the foregoing, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our Charter and Bylaws provide that the federal district courts of the United States shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
General Risk Factors
Climate change and related environmental issues may have an adverse effect on our business, financial condition and operating results.
Climate change related events, such as increasing temperatures, rising sea levels and changes to patterns and intensity of wildfires, hurricanes, floods, other storms and severe weather-related events and natural disasters, may have an adverse effect on our business, financial condition and operating results. We recognize that there are inherent climate related risks regardless of how and where we conduct our operations. For example, a catastrophic natural disaster could negatively impact the locations of our customers and suppliers. Access to clean water and reliable energy in the communities where we conduct our operations is critical to us. Accordingly, a natural disaster has the potential to disrupt our and our customers’ and suppliers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses.
Our business is subject to the risk of earthquakes, fires, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, power outages, floods, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. The third-party systems, operations and manufacturers on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products or that house our servers. As we rely heavily on our computer and communications systems and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, financial condition and operating results.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain senior management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Our failure to comply with these laws, regulations and standards could materially and adversely affect our business and results of operations.
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us adversely change their recommendation regarding our securities, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock, or if our reporting results do not meet their expectations, the market price of our common stock could decline.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are located in New York City, where we lease four office spaces totaling approximately 5,000 square feet that are primarily used as engineering labs. Each lease for our New York City office spaces expires between February and October 2022.
In addition to our New York City headquarters, we currently lease approximately 3,300 square feet of office space in San Francisco and 9,600 square feet of office and warehouse space in Denver. The San Francisco and Denver offices are used primarily as office and workspace for our employees based in each city. The lease for our San Francisco office expires in

June 2022, and we have the option to extend the term of the lease by one year. The Denver office and warehouse lease expires in November 2024.
We also lease residential showroom spaces in New York City and Chicago with leases expiring between February 2022 and June 2023.
In addition to our facilities located in the United States, we lease approximately 1,200 square feet of office space in Taipei, Taiwan that is used primarily as office space for our employees based in Taiwan. The lease for our Taipei office expires in July 2022.
We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed. Our workforce is currently working on a fully remote basis due to COVID-19, which is suitable for the conduct of our business.
Item 3. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Latch’s common stock and warrants are listed and traded on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTCH” and “LTCHW,” respectively. Latch common stock and warrants have been listed and traded on Nasdaq since June 7, 2021. Prior to June 7, 2021, and before the completion of the Business Combination with TSIA, the units, common stock and warrants of TSIA traded on the Nasdaq under the ticker symbols “TSIAU,” “TSIA” and “TSIAW,” respectively.
Holders
As of February 25, 2022, we had 142,777,021 shares of common stock outstanding held by approximately 270 record holders, excluding stockholders for whom shares are held in “nominee” or “street” name. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Dividend Policy
We have not declared dividends on our common stock to date, and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our board of directors may deem relevant.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans (as adjusted for the Exchange Ratio) as of December 31, 2021. See Note 14, Stock-Based Compensation, in Part II, Item 8. “Financial Statements” for additional information about our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Latch, Inc. 2021 Incentive Award Plan	6,477,513	(1)	—	(2)	16,731,819	(3)
Equity Compensation Plans Not Approved by Security Holders:
Latchable, Inc. 2014 Stock Incentive Plan	500,402		$0.13		—	(4)
Latch, Inc. 2016 Stock Plan	14,509,254		$0.77		—	(5)
Total	21,487,169				16,731,819
(1)Represents RSUs granted to service providers, net of forfeitures and releases. Excludes cash-settled RSUs as described in Note 2, Summary of Significant Accounting Policies, and Note 14, Stock-Based Compensation, in Part II, Item 8. “Financial Statements.”
(2)The RSUs have no exercise price.
(3)The aggregate number of shares available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors. Effective January 1, 2022, the number of shares reserved for future issuance under the Incentive Plan increased by 7,116,519 shares.

(4)No award may be granted under the 2014 Plan after June 4, 2021, but awards previously granted under the 2014 Plan will continue to be subject to the provisions thereof.
(5)No award may be granted after June 4, 2021, but awards previously granted under the 2016 Plan will continue to be subject to the provisions thereof.
Repurchase of Equity by the Company
None.
Recent Sales of Unregistered Equity Securities
None other than as set forth in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, filed with the SEC on August 13, 2021.
Item 6. Selected Financial Data
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch” and the “Company” refer to the business and operations of Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the Business Combination and to Latch, Inc. (formerly known as TS Innovation Acquisitions Corp.) and its consolidated subsidiaries following the consummation of the Business Combination.
For a comparison of our results of operations for the years ended December 31, 2020 and December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 filed with the SEC on June 25, 2021.
Overview
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
The Business Combination
On June 4, 2021, we consummated the previously announced Merger, pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming our wholly owned subsidiary. On the Closing Date, and in connection with the Closing of the Transactions, we changed our name to Latch, Inc. On June 7, 2021, Latch’s common stock and warrants began trading on Nasdaq under the ticker symbols “LTCH” and “LTCHW,” respectively.
See Part I, Item 1. “Business” and Note 1, Description of Business, in Part II, Item 8. “Financial Statements” for additional detail about the Business Combination.
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
The limitations our key business metrics have as an analytical tool include: (1) they might not accurately predict our future GAAP financial results; (2) we might not realize all or any part of the anticipated contract value reflected in our Total Bookings; and (3) other companies, including companies in our industry, may calculate our key business metrics or similarly titled measures differently, which reduces their usefulness as comparative measures.
The key business metrics presented below represent our key business metrics for the year ended December 31, 2021. We have undertaken a strategic review of these metrics and, beginning with the three months ending March 31, 2022, we anticipate no longer reporting the following metrics as key business metrics: Hardware Bookings, Software Bookings, Total Bookings, Total Booked ARR and Booked Home Units—Cumulative. This change is intended to better align our key business metrics with our internal priorities and business plans for 2022 and beyond. Rather than focusing on bookings-related metrics that represent future target deliveries, we plan to focus on the near-term delivery of software revenue. We intend to continue reporting revenue (GAAP) and net loss (GAAP) as key business metrics during the year ending December 31, 2022, and we also intend to begin reporting software revenue (GAAP) as an additional key business metric.
We anticipate reviewing and reporting new key business metrics beginning with the three months ended March 31, 2022, including “ARR” and “Spaces.” Brief descriptions of these new key business metrics are provided below. We will provide additional detail regarding these key business metrics when we begin reporting them in subsequent periods.
ARR is the value of annual recurring revenue from software or services subscriptions at the end of the period, net of promotional and term discounts.
Spaces is the count of units that actively generate software or services revenue, in alignment with our revenue recognition policy.

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change
GAAP Measures:
Revenue	$41,360	$18,061	$23,299	129%
Net Loss	$(166,319)	$(65,994)	$(100,325)	(152)%
Key Performance Indicators:
Hardware Bookings	$138,807	$72,511	$66,296	91%
Software Bookings	$221,418	$92,454	$128,964	139%
Total Bookings	$360,225	$164,965	$195,260	118%
Booked ARR	$71,466	$31,134	$40,332	130%
Booked Home Units—Cumulative	590,136	304,749	285,387	94%
Adjusted EBITDA	$(101,907)	$(54,843)	$(47,064)	86%

	Year ended December 31,
(In thousands)	2020	2019	$ Change	% Change
GAAP Measures:
Revenue	$18,061	$14,887	$3,174	21%
Net Loss	$(65,994)	$(50,226)	$(15,768)	(31)%
Key Performance Indicators:
Hardware Bookings	$72,511	$40,800	$31,711	78%
Software Bookings	$92,454	$69,809	$22,645	32%
Total Bookings	$164,965	$110,609	$54,356	49%
Booked ARR	$31,134	$14,486	$16,648	115%
Booked Home Units—Cumulative	304,749	144,699	160,050	111%
Adjusted EBITDA	$(54,843)	$(44,930)	$(9,913)	(22%)
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
Software Bookings
Software Bookings represent the total revenue commitment over the life of the software agreement. We calculate Software Bookings by multiplying the total booked units by the subscription price (excluding discounts) and the contract term as outlined in the LOI. There is typically a lag between Software Bookings and recognition of GAAP revenue due to installation timelines and the recognition of Software Revenue over the course of the contract with a target delivery date no longer than 24 months following LOI signature. Our long-term software contracts typically average between five and six years in length.
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
Adjusted EBITDA
We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, provision for income taxes, restructuring, one-time litigation expenses, loss on extinguishment of debt, change in fair value of derivative instruments, warrant liabilities and trading securities, and transaction related expenses. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Report, Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. See “Non-GAAP Financial Measures” for additional information and a reconciliation of this measure to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Components of Results of Operations
Revenue
We currently generate revenue from three sources: (1) hardware devices that are both Latch-built (“first-party”) and partner-built (“third-party”), (2) professional services related to the hardware devices and (3) software products used by property managers via Web or mobile and by residents via mobile.
Hardware and Other Related Revenue
We generate hardware revenue primarily from the sale of our portfolio of both first-party and third-party devices for our smart access and smart building solutions. We sell hardware to building developers directly or through our channel partners who act as an intermediary and installer. We recognize hardware revenue when the hardware is shipped directly to building developers or to our channel partners, which is when control is transferred to the building developer. We provide warranties that our hardware will be substantially free from defects in materials and workmanship for a period of one year for electronic components and five years for mechanical components. We replace, repair or refund warrantable devices at our sole discretion. We also generate revenues related to hardware, which includes professional services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis.
We continue to see the impact of labor and building material shortages and construction delays. We continue to confront production issues due to industry-wide supply chain disruptions that created shortages of certain construction materials and other products, and our customers also experienced trade labor availability constraints and delays. These factors continue to create construction delays for our customers, which have and may continue to delay the timing of our hardware revenue. In addition, we are experiencing higher inventory costs as a result of the global supply chain shortages, which we will continue to incur where economically reasonable in order to prioritize and meet customer demand.
Software Revenue
We generate software revenue primarily through the sale of our SaaS over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the optional features selected by customers as well as the term length. SaaS arrangements generally have term lengths of month-to-month, two-year, five-year and ten-year and include a fixed fee paid upfront except for the month-to-month arrangements. As a result of significant discounts provided to our customers on the longer-term software contracts paid up front, we have determined that there is a significant financing component related to the time value of money and have therefore broken out the interest component. Revenue is primarily recognized on a ratable basis over the subscription period of the contractual arrangement beginning when or as control of the promised services is available or transferred to the customer. We expect software revenue to increase as a percentage of total revenue over time.
Cost of Revenue
Cost of hardware and other related revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs including personnel-related expenses associated with supply chain logistics and direct deployment, outsourced labor costs and channel partner fees. Cost of software revenue consists primarily of outsourced hosting costs and personnel-related expenses associated with monitoring and managing the outsourced hosting service provider. Our cost of revenue excludes depreciation and amortization shown in operating expenses.
We expect some volatility in cost of hardware and other related revenue primarily due to: (i) a new generation of hardware products being released with varying production costs; (ii) recent widespread challenges within the global electronics supply chain leading to a much more tactical sourcing environment and higher production and shipping costs; and (iii) changes to import tariff amounts as a result of changes to U.S. trade policy with China.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related expenses for our employees working on our sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and digital advertising), professional fees, rent and customer support. We expect our sales and marketing expense to increase in absolute dollars as we continue to invest in our sales force and marketing efforts to drive increased market share through new customer acquisition and provide best in class support to our existing customer base.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related expenses for our executive, legal, human resources, finance and IT functions, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Additional expenses included in this category are non-personnel costs such as legal fees, rent, professional fees, audit fees, bad debt expense and insurance costs. During the first quarter of 2021, we incurred stock-based compensation expense from a non-recurring secondary purchase as described in Note 14, Stock-Based Compensation, in Part II, Item 8. “Financial Statements.” Excluding this impact, we expect our general and administrative expenses to increase in absolute dollars primarily due to: (i) the continued growth of our business and related infrastructure; and (ii) legal, accounting, director and officer insurance, investor relations and other costs associated with operating as a public company.
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

Results of Operations
The following table summarizes our historical Consolidated Statements of Operations and Comprehensive Loss data. The period to period comparison of operating results is not necessarily indicative of results for future periods:

	Year ended December 31,
	2021	2020	$ Change	% Change
(In thousands, other than share and per share data)
Revenue:
Hardware and other related revenue	$33,135	$14,264	$18,871	132
Software revenue	8,225	3,797	4,428	117
Total revenue	41,360	18,061	23,299	129
Cost of revenue(1)
Cost of hardware and other related revenue	43,290	19,933	23,357	117
Cost of software revenue	748	306	442	144
Total cost of revenue	44,038	20,239	23,799	118
Operating expenses:
Research and development	45,848	25,314	20,534	81
Sales and marketing	34,985	13,126	21,859	167
General and administrative	61,818	19,797	42,021	212
Depreciation and amortization	3,239	1,382	1,857	134
Total operating expenses	145,890	59,619	86,271	145
Loss from operations	(148,568)	(61,797)	(86,771)	(140)
Other income (expense)
Change in fair value of derivative liabilities	(12,588)	(863)	(11,725)	N.M.
Change in fair value of warrant liability	4,085	—	4,085	N.M.
Change in fair value of trading security	50	—	50	N.M.
Loss on extinguishment of debt	(1,469)	(199)	(1,270)	(638)
Interest income (expense), net	(7,777)	(3,172)	(4,605)	(145)
Other income (expense)	1	45	(44)	(98)
Total other income (expense)	(17,698)	(4,189)	(13,509)	(322)
Loss before income taxes	(166,266)	(65,986)	(100,280)	(152)
Provision for income taxes	53	8	45	563
Net loss	(166,319)	(65,994)	(100,325)	(152)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(676)	—	(676)	N.M.
Foreign currency translation adjustment	(8)	9	(17)	(189)
Comprehensive loss	$(167,004)	$(65,985)	$(101,019)	(153)
Earnings (loss) per common share:
Basic and diluted net loss per share	$(1.92)	$(9.12)
Weighted average shares outstanding:
Basic and diluted	86,473,291	7,238,708

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Comparison of years ended December 31, 2021 and December 31, 2020
Revenue
Revenue increased $23.3 million driven by an $18.9 million increase in hardware and other related revenue and a $4.4 million increase in software revenue. We experienced delays in unit deliveries in the first half of 2020 as a result of the impact of COVID-19 on the residential multi-family construction market, but as the construction market and economy began to improve, hardware unit deliveries started increasing during the third quarter of 2020. The 132% hardware and other related revenue growth is also attributable to accelerated demand, including for new 2021 product releases such as C2, Latch Intercom and third-party smart home devices as well as our new professional services offerings. The software revenue growth of 117% reflects the continued growth in the home units install base as a result of the hardware units delivered in 2020 and 2021.
Cost of Revenue
Cost of revenue increased $23.8 million primarily as a result of the increase in cost of hardware and other related revenue of $23.4 million, which was mainly driven by the costs associated with the increased hardware unit deliveries and increased hardware inventory costs due to the global supply chain challenges.
Research and Development Expenses
Research and development expenses increased $20.5 million primarily due to: (i) $9.9 million of higher stock-based compensation due to the RSUs granted in 2021 and a stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers; and (ii) $9.6 million of higher personnel-related expenses due to increased headcount to invest in new hardware devices as well as our expanded functionality of our LatchOS platform.
Sales and Marketing Expenses
Sales and marketing expenses increased $21.9 million primarily due to: (i) $12.5 million in higher personnel-related expenses due to increased headcount as we invest in our sales force and demand generation team; (ii) $3.5 million of higher stock-based compensation due to the RSUs granted during 2021; (iii) $2.3 million of higher advertising expense; (iv) $1.4 million of higher software license expense due to increased investments made in technology; and (v) $1.2 million in higher travel expenses.
General and Administrative Expenses
General and administrative expenses increased $42.0 million primarily due to: (i) $14.2 million of higher stock-based compensation due to the RSUs granted during 2021 and a stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers; (ii) $6.9 million in higher professional fees, including audit fees, and $6.2 million in higher personnel-related expenses as a result of building out our corporate infrastructure to operate as a public company; (iii) $5.9 million in higher litigation costs as a result of an estimated liability recorded in connection with a dispute with a service provider; (iv) $4.6 million in higher transaction costs and professional advisory fees in connection with the Business Combination; (v) $2.3 million in public company insurance expense; and (vi) $1.8 million of higher bad debt expense.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $1.9 million was primarily due to the increase in amortization of internally developed software released in 2021.
Total Other Income (Expense), Net
Other expense increased $13.5 million primarily due to: (i) an $11.7 million unfavorable change in the fair value of the derivative liabilities related to our Convertible Notes (as defined below under “—Liquidity and Capital Resources—Indebtedness”) and warrants related to our term loan; (ii) $1.3 million increased loss on extinguishment of debt related to our Convertible Notes; and (iii) $4.6 million higher interest expense primarily related to our Convertible Notes, partially offset by a $4.1 million favorable change in the fair value of the private placement warrants.

Liquidity and Capital Resources
We have incurred losses since our inception. Prior to the Closing of the Business Combination, our operations were financed primarily through net proceeds from the issuance of our redeemable convertible preferred stock and Convertible Notes, as well as borrowings under our term loan. We received approximately $448.0 million in cash proceeds, net of fees and expenses funded in connection with the Closing, which included approximately $192.6 million from the sale of approximately 19.3 million newly-issued shares of common stock in connection with the Business Combination. See Note 1, Description of Business, in Part II, Item 8. “Financial Statements.” At Closing, we also repaid the $5.0 million term loan and cancelled the associated $5.0 million revolving line of credit described below. Also in connection with the Closing of the Business Combination, $50.0 million outstanding principal amount of Convertible Notes and unpaid accrued interest converted into 6.9 million shares of our common stock. As of December 31, 2021, we had an accumulated deficit of $328.5 million, working capital of $291.8 million, $3.4 million outstanding under our $6.0 million revolving facility with a freight forwarding and customs brokerage company and $124.8 million in cash and cash equivalents. During 2021, we invested in available-for-sale securities, including commercial paper, corporate bonds, U.S. government agency debt securities and asset backed securities. As of December 31, 2021, available-for-sale securities totaled approximately $261.9 million. See Note 3, Investments, in Part II, Item 8. “Financial Statements.” The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
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
Indebtedness
2020 Convertible Notes
Between August 11, 2020 and October 23, 2020, Legacy Latch issued a series of Convertible Notes with a maturity date of April 23, 2022 (subject to the holder’s option to extend the maturity date for a period of one year), for an aggregate principal amount of $50 million (the “Convertible Notes”). The Convertible Notes accrued interest at a rate of 5% per annum for the first six months, 7% per annum for the following six months and 9% per annum from month 13 until maturity, that was due and payable upon the earlier to occur of the maturity date or an event of default, unless otherwise converted prior to maturity or an event of default.
The terms of the Convertible Notes provided for the principal and accrued interest to automatically convert into the type of preferred stock issued in a sale of preferred stock at a specified conversion price. Upon certain corporate transactions or liquidity events, outstanding principal at 1.25 times par value and interest on each Convertible Note would, at the holder’s option, be due and payable in full or be converted into common stock of Legacy Latch at a specified conversion price.
As noted above, in connection with the Closing, $50.0 million outstanding principal amount of Convertible Notes and unpaid accrued interest converted into 6.9 million shares of our common stock.
Revolving Line of Credit and Term Loan
In September 2020, Legacy Latch obtained a revolving line of credit and a term loan, both of which were secured by a first-perfected security interest in substantially all of the assets of Legacy Latch.

The revolving line of credit provided a credit extension of up to $5.0 million and bore interest at the greater of the prime rate plus 2% or 5.25% per annum, as long as Legacy Latch maintained an Adjusted Quick Ratio (as defined in the credit agreement) of 1.25. If the Adjusted Quick Ratio fell below 1.25, then the revolving line of credit would bear interest at the greater of the prime rate plus 3% or 6.25% per annum. Legacy Latch could only borrow up to 80% of eligible accounts receivable. Legacy Latch did not draw any amounts on the line of credit, which was cancelled upon the repayment in full of the term loan in connection with the Closing.
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
Revolving Credit Facility
On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility described in Note 9, Debt, in Part II, Item 8. “Financial Statements.” The revolving facility has a credit limit of $6.0 million with no stated maturity date. An installment plan agreement is executed for each financing request, which includes the interest rate. The revolving facility has no financial or other covenants. As of December 31, 2021, $3.4 million was outstanding under the revolving credit facility.
Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net cash used in operating activities	$(105,860)	$(53,642)	$(47,625)
Net cash used in investing activities	(277,663)	(5,468)	(3,766)
Net cash provided by financing activities	447,782	65,408	66,087
Effect of exchange rates on cash	(6)	13	—
Net change in cash and cash equivalents	$64,253	$6,311	$14,696
Cash flows for the year ended December 31, 2021 compared to December 31, 2020
Operating Activities
The increase of $52.2 million in net cash used in operating activities reflects the $56.6 million increase in the net loss, after adjusting for non-cash items, and a higher increase in accounts receivable of $18.0 million driven by the higher 2021 revenue, partially offset by:
•a $17.6 million increase in accounts payable and accrued expenses primarily associated with higher expenses to support general business growth and the related timing of payments, in addition to an increase in accrued litigation costs; and
•a $6.2 million increase in deferred revenue primarily due to the growth in long-term software contracts.
Investing Activities
Net cash used in investing activities increased $272.2 million to $277.7 million for the year ended December 31, 2021 from $5.5 million for the year ended December 31, 2020, primarily due to purchases of available-for-sale and trading securities of $268.8 million, net of sales and maturities, and higher spend on internally developed software costs that are capitalized of $1.6 million reflecting increased headcount as well as incremental new functionality being added to our LatchOS platform for future product releases.
Financing Activities
In the year ended December 31, 2021, net cash provided by financing activities consisted of: (i) $448.0 million of net proceeds from the Business Combination; (ii) $3.3 million from the issuance of common stock in connection with exercises of stock options; and (iii) $3.4 million of net borrowings under our revolving facility, partially offset by the $5.0 million repayment of the term loan and a $1.8 million payment for tax withholdings on net settlement of RSUs.
In the year ended December 31, 2020, net cash provided by financing activities consisted of: (i) $50.0 million of net proceeds from the issuance of the Convertible Notes; (ii) $10.3 million of net proceeds from the issuance of Series B-1 preferred stock; and (iii) $4.9 million of net proceeds from the issuance of the term loan.
Cash flows for the year ended December 31, 2020 compared to December 31, 2019
Operating Activities
The increase of $6.0 million in net cash used in operating activities reflects the $15.7 million increase in the net loss, after adjusting for non-cash items, partially offset by:
•a higher increase in accounts receivable of $5.2 million in 2019 associated with increased adoption of products;
•a higher investment of $1.1 million in inventories in 2019, primarily associated with the launch of the next generation of the M series product in 2019;
•a $2.3 million increase in deferred revenue in 2020 reflecting the growth in long-term software contracts; and
•a $1.4 million net increase in accounts payable and accrued expenses reflecting the accrual of expenditures incurred related to the Business Combination and to support general business growth, and the related timing of payments.
Investing Activities
In 2020, net cash used in investing activities consisted principally of capitalized internally developed software costs of $5.0 million, primarily reflecting the continued new functionality being added to our LatchOS platform for future product releases.
In 2019, net cash used in investing activities consisted of capitalized software development costs of $2.9 million as a result of new functionality and products being built for our LatchOS platform and the purchase of property and equipment of $0.9 million.
Financing Activities
In 2020, net cash provided by financing activities consisted principally of the net proceeds from the issuance of the Convertible Notes of $50.0 million, Series B-1 preferred stock of $10.3 million and the term loan of $4.9 million, as well as proceeds and subsequent repayment of funds pursuant to the Paycheck Protection Program under the CARES Act.
In 2019, net cash provided by financing activities consisted principally of the net proceeds from the issuance of Series B-1 preferred stock of $56.5 million and convertible promissory notes of $9.0 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2021 or 2020.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements. We base these estimates and judgments on historical experience, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements (see Note 2, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements”), the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
We currently generate revenue primarily from three sources: hardware devices, professional services and software products. Revenue is recognized upon transfer of control of promised goods or services to customers at the transaction price. The Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term.
To determine the transaction price, we analyze all of the performance obligations included in the contract. We consider the terms of the contract and our customary business practices, which typically include financing components or non-cash consideration. At times, our contracts include consideration payable to a customer in the form of fixed discounts or rebates. We record the consideration payable to a customer as a reduction to the transaction price resulting in a reduction to revenue over the service period.
If we enter into contracts that contain multiple promised services, we evaluate which of the promised services represent separate performance obligations based on whether or not the promised services are distinct and whether or not the services are separable from other promises in the contract. If these criteria are met, then we allocate the transaction price to the performance obligations using the relative stand-alone selling price method at contract inception.
Hardware and Other Related Revenue
We generate hardware revenue primarily from the sale of our portfolio of devices for our smart access and smart apartment solutions. We sell hardware to building developers directly or through our channel partners who act as the intermediary and installer. We recognize hardware revenue when the hardware is shipped directly to building developers or to our channel partners, which is when control is transferred to the building developer.
We provide warranties that our hardware will be substantially free from defects in materials and workmanship for a period of one year for electronic components and five years for mechanical components. We replace, repair or refund warrantable devices at our sole discretion.
We determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. We record a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. Due to our limited operating history, our ability to forecast future operating results, including the estimation of product returns, may differ materially from actual results. We also provide certain customers a wholesale arrangement with a right of return for non-defective products, which is treated as a reduction of hardware revenue based on our expectations and historical experience.
We also generate revenues related to hardware, which includes professional services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis.
Software Revenue
We generate software revenue primarily through the sale of our SaaS to building developers over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the optional features selected by customers as well as the term length. SaaS arrangements generally have term lengths of month-to-month, two-year, five-year and ten-year and include a fixed-fee paid upfront except for the month-to-month arrangements. As a result of significant discounts provided to our customers on the longer-term software contracts paid upfront, we have determined that there is a significant financing component related to the time value of money and have therefore broken out the interest component and recorded as a component of interest income (expense), net on the consolidated statements of operations and comprehensive loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction where the outstanding principal balance decreases over time.
The services provided by us for the subscription-based arrangements are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue is primarily recognized on a ratable basis over the subscription period of the contractual arrangement beginning when or as control of the promised services is available or transferred to the customer.

Stock-Based Compensation
We compensate our executive officers, board of directors, employees and consultants with stock-based compensation under our stock incentive plans as described in Note 14, Stock-Based Compensation, in Part II, Item 8. “Financial Statements.” We record stock-based compensation expense based upon the award’s grant date fair value. We estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model, which requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield.
The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options.
The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” Under the “simplified method,” the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options.
Since we have minimal trading history of our common stock, the expected volatility was derived from the average historical stock volatility of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the awards.
We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense. However, if changes in these assumptions occur, and, should those changes be significant, they could have a material impact on our stock-based compensation expense.
Common Stock Valuations
In the absence of a public trading market at the time of granting stock options prior to the Closing, the fair value of Legacy Latch common stock was determined by the Legacy Latch board of directors, with input from management, taking into account Legacy Latch’s most recent valuations from an independent third-party valuation specialist. Legacy Latch’s board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant. The valuations of Legacy Latch common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions used in the valuation models were based on future expectations combined with management judgment and considered numerous objective and subjective factors to determine the fair value of Legacy Latch common stock as of the date of each option grant, including the following factors:
•relevant precedent transactions involving Legacy Latch capital stock;
•contemporaneous valuations performed at periodic intervals by unrelated third-party specialists;
•the liquidation preferences, rights, preferences and privileges of Legacy Latch redeemable convertible preferred stock relative to its common stock;
•Legacy Latch’s actual operating and financial performance;
•current business conditions and projections;
•Legacy Latch’s stage of development;
•the likelihood and timing of achieving a liquidity event for the shares of common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
•any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•recent secondary stock sales and tender offers;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.

In valuing Legacy Latch common stock at various dates, the Legacy Latch board of directors determined the equity value of the business using various valuation methods, including combinations of income and market approaches, with input from management.
Application of these approaches involved the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding Legacy Latch’s expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Impairment of Internally Developed Software
Our fixed assets are primarily comprised of capitalized software development. We evaluate the recoverability of our long-lived assets, including capitalized software, for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements” for more information.
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
We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, provision for income taxes, restructuring, one-time litigation expenses, loss on extinguishment of debt, gain or loss on change in fair value of derivative instruments, warrant liabilities and trading securities, and transaction related expenses. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Report, Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.

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
Reconciliation of Net Loss to Adjusted EBITDA

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net Loss	$(166,319)	$(65,994)	$(50,226)
Depreciation and amortization	3,239	1,382	723
Interest (income) expense, net(1)	7,781	3,172	(443)
Provision for income taxes	53	8	50
Loss on extinguishment of debt	1,469	199	916
Change in fair value of derivative liabilities	12,588	863	—
Change in fair value of warrant liability	(4,085)	—	—
Change in fair value of trading security	(50)	—	—
Restructuring costs(2)	—	1,065	—
Transaction-related costs(3)	6,606	1,568	—
Litigation costs(4)	6,927	1,046	478
Stock-based compensation and warrant expense(5)	29,884	1,848	3,572
Adjusted EBITDA	$(101,907)	$(54,843)	$(44,930)

(1)As a result of significant discounts provided to our customers on our longer-term software contracts paid upfront, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income (expense), net on the consolidated statements of operations and comprehensive loss. The interest expense is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction where the outstanding principal balance decreases over time. Interest expense associated with the significant financing component included in interest (income) expense, net was $3.1 million, $1.5 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)The Company initiated a restructuring plan in the first quarter of 2020 as part of its efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic. The restructuring included a RIF involving an approximate 25% reduction in headcount, which resulted in severance and benefit costs for affected employees and other miscellaneous direct costs. These costs are included principally within research and development, sales and marketing, and general and administrative within the consolidated statements of operations and comprehensive loss, based on the department to which the expense relates.
(3)Transaction costs related to the Business Combination. These costs are included within sales and marketing and general and administrative within the consolidated statements of operations and comprehensive loss.
(4)Legal and settlement fees incurred in connection with non-ordinary course litigation and other disputes, including $6.8 million related to an estimated liability recorded in connection with a dispute with a service provider during the year ended December 31, 2021. See Note 11, Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” These costs are included within general and administrative within the consolidated statements of operations and comprehensive loss.
(5)Stock-based compensation and warrant expense associated with equity compensation plans, including $14.6 million related to RSUs granted during the year ended December 31, 2021 and $13.8 million related to the secondary purchase transaction during the year ended December 31, 2021. See Note 14, Stock-Based Compensation, in Part II, Item 8. “Financial Statements.”
Emerging Growth Company Status
Following the consummation of the Business Combination, the Post-Combination Company was an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) were no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
In addition, we relied on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an EGC, we were not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We were eligible to remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the TSIA IPO, (ii) the last date of our fiscal year in which we had total annual gross revenue of at least $1.07 billion, (iii) the date on which it we were deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we had issued more than $1.0 billion in non-convertible debt securities during the previous three years.
The Company’s aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock of $12.27 on June 30, 2021, was approximately $1.4 billion. As a result, we were deemed to be a large accelerated filer, and ceased to be an EGC, as of December 31, 2021.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents and available-for-sale securities of approximately $386.6 million as of December 31, 2021. Our cash equivalents and available-for-sale securities are held in money market funds, U.S. government agency debt securities, commercial paper, corporate bonds and asset-backed securities. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. On June 4, 2021, the Company paid in full the outstanding principal and accrued interest on the term loan and converted the Convertible Notes to common stock. We have a revolving credit facility that includes a fixed interest rate and requires repayment of each financing request within 90 days. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Substantially all of our revenue and operating expenses are denominated in U.S. dollars and we do not believe that our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. If a significant portion of our revenue and operating expenses becomes denominated in currencies other than U.S. dollars, we may not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation and by transactional foreign currency conversions.

Commodity Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products. These components are impacted by global pricing pressures, general economic conditions and changes in tariff rates. We strive to offset increases in the cost of these materials through supplier negotiations and global sourcing initiatives. We are also exposed to fluctuations in transportation costs, which may continue to remain at elevated levels depending on freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning. We continue to invest in supply chain initiatives to address industry-wide capacity challenges.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Audit Committee of Latch, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Latch, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
(PCAOB ID No. 34)
New York, New York
March 1, 2022
We have served as the Company’s auditor since 2020.

Latch, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2021 and 2020
(in thousands)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$124,782	$60,529
Available-for-sale securities - current	158,973	—
Accounts receivable, net	25,642	8,227
Inventories, net	11,615	8,293
Prepaid expenses and other current assets	11,606	3,309
Total current assets	332,618	80,358
Property and equipment, net	2,039	753
Available-for-sale securities - non-current	102,878	—
Internally developed software, net	12,475	7,416
Other non-current assets	2,294	1,082
Total assets	$452,304	$89,609
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,229	$3,732
Accrued expenses	24,184	5,781
Deferred revenue—current	6,016	2,344
Other current liabilities	4,342	—
Total current liabilities	40,771	11,857
Deferred revenue—non-current	24,190	13,178
Term loan, net	—	5,481
Convertible notes, net	—	51,714
Warrant liability	9,787	—
Other non-current liabilities	—	1,051
Total liabilities	74,748	83,281
Commitments and contingencies (see Note 11)
Redeemable convertible preferred stock: $0.00001 par value, 63,877,518 shares authorized, 63,756,438 shares issued and outstanding as of December 31, 2020; liquidation preference—$165,562(1)	—	160,605
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 141,592,388 and 8,168,780 shares issued and outstanding as of December 31, 2021 and 2020, respectively(1)	25	—
Additional paid-in capital	706,713	7,901
Accumulated other comprehensive income (loss)	(676)	9
Accumulated deficit	(328,506)	(162,187)
Total stockholders’ equity (deficit)	377,556	(154,277)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$452,304	$89,609
(1)Shares outstanding for all periods reflect the adjustment for the Exchange Ratio as a result of the Business Combination. Shares issued and outstanding as of December 31, 2021 excludes 738,000 shares subject to vesting requirements. See Note 1, Description of Business.

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2021, 2020 and 2019
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Hardware and other related revenue	$33,135	$14,264	$13,501
Software revenue	8,225	3,797	1,386
Total revenue	41,360	18,061	14,887
Cost of revenue(1)(2):
Cost of hardware and other related revenue	43,290	19,933	17,084
Cost of software revenue	748	306	213
Total cost of revenue	44,038	20,239	17,297
Operating expenses:
Research and development(2)	45,848	25,314	18,340
Sales and marketing(2)	34,985	13,126	13,084
General and administrative(2)	61,818	19,797	15,146
Depreciation and amortization	3,239	1,382	723
Total operating expenses	145,890	59,619	47,293
Loss from operations	(148,568)	(61,797)	(49,703)
Other income (expense)
Change in fair value of derivative liabilities	(12,588)	(863)	—
Change in fair value of warrant liability	4,085	—	—
Change in fair value of trading security	50	—	—
Loss on extinguishment of debt	(1,469)	(199)	(916)
Interest income (expense), net	(7,777)	(3,172)	443
Other income (expense)	1	45	—
Total other expense	(17,698)	(4,189)	(473)
Loss before income taxes	(166,266)	(65,986)	(50,176)
Provision for income taxes	53	8	50
Net loss	$(166,319)	$(65,994)	$(50,226)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(677)	—	—
Foreign currency translation adjustment	(8)	9	—
Comprehensive loss	$(167,004)	$(65,985)	$(50,226)
Net loss per common share:
Basic and diluted net loss per common share	$(1.92)	$(9.12)	$(7.65)
Weighted average shares outstanding:
Basic and diluted	86,473,291	7,238,708	6,564,820

(1)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2021, 2020 and 2019
(in thousands, except share and per share amounts)

(2)Stock-based compensation expense included in cost of revenue and operating expenses is as follows:

Cost of hardware and other related revenue	$192	$15	$50
Cost of software revenue	18	—	1
Research and development	10,743	413	559
Sales and marketing	3,747	210	163
General and administrative	15,184	887	2,761
Total stock-based compensation	$29,884	$1,525	$3,534
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
January 1, 2019	50,323	$83,449	5,479	$—	$1,715	$—	$(45,967)	$(44,252)
Retroactive application of Exchange Ratio	(5,178)	—	(564)	—	—	—	—	—
January 1, 2019, as adjusted	45,145	83,449	4,915	—	1,715	—	(45,967)	(44,252)
Issuance of Series B Preferred stock for cash, net of issuance costs	71	246	—	—	—	—	—	—
Issuance of Series B-1 Preferred stock for cash, net of issuance costs	13,659	56,542	—	—	—	—	—	—
Issuance of Series B-2 Preferred stock for conversion of convertible promissory notes and accrued interest	2,413	10,068	—	—	—	—	—	—
Exercises of common stock options	—	—	2,117	—	304	—	—	304
Common stock warrants issued	—	—	—	—	38	—	—	38
Net loss	—	—	—	—	—	—	(50,226)	(50,226)
Stock-based compensation	—	—	—	—	3,667	—	—	3,667
December 31, 2019	61,288	$150,305	7,032	$—	$5,724	$—	$(96,193)	$(90,469)
Issuance of Series B-1 Preferred stock for cash, net of issuance costs	2,468	10,300	—	—	—	—	—	—
Exercises of common stock options	—	—	1,137	—	226	—	—	226
Common stock warrants issued	—	—	—	—	391	—	—	391
Foreign currency translation adjustment	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(65,994)	(65,994)
Stock-based compensation	—	—	—	—	1,560	—	—	1,560
December 31, 2020	63,756	$160,605	8,169	$—	$7,901	$9	$(162,187)	$(154,277)
Exercises of common stock options	—	—	6,310	8	3,246	—	—	3,254
Issuance of common stock upon settlement of restricted stock units	—	—	382	4	—	—	—	4
Tax withholdings on settlement of equity awards	—	—	(193)	(2)	(1,796)	—	—	(1,798)
Conversion of Convertible Notes	—	—	6,925	—	69,252	—	—	69,252
Conversion of Legacy Latch warrants	—	—	233	—	2,143	—	—	2,143
Conversion of redeemable convertible preferred stock to common shares	(63,756)	(160,605)	63,756	1	160,604	—	—	160,605
Reverse capitalization, net of transaction costs(1)	—	—	56,011	14	434,579	—	—	434,593
Foreign translation adjustment	—	—	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	—	—	30,784	—	—	30,784
Unrealized loss on available-for-sale securities	—	—	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	—	—	(166,319)	(166,319)
December 31, 2021	—	$—	141,593	$25	$706,713	$(676)	$(328,506)	$377,556
(1) Excludes 738,000 shares subject to vesting requirements. See Note 1, Description of Business.
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(166,319)	$(65,994)	$(50,226)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,239	1,382	723
Non-cash interest expense	4,537	1,292	157
Change in fair value of derivatives	12,588	863	—
Change in fair value of warrant liability	(4,085)	—	—
Change in fair value of trading security	(50)	—	—
Loss on extinguishment of debt	1,469	199	916
Loss on disposal of property and equipment	—	36	—
Warrant expense	—	391	38
Provision for excess and obsolete inventory	186	145	150
Allowance for doubtful accounts	1,892	67	266
Stock-based compensation	29,884	1,525	3,534
Changes in assets and liabilities
Accounts receivable	(19,307)	(1,267)	(6,453)
Inventories	(3,508)	(2,285)	(3,376)
Prepaid expenses and other current assets	(2,450)	(1,753)	(733)
Other non-current assets	(661)	(551)	(201)
Accounts payable	2,496	(58)	2,871
Accrued expenses	17,946	2,861	(1,424)
Other current liabilities	974	—	—
Other non-current liabilities	626	1,051	—
Deferred revenue	14,683	8,454	6,133
Net cash used in operating activities	(105,860)	(53,642)	(47,625)
Investing activities
Purchase of available-for-sale securities	(269,237)	—	—
Proceeds from sales and maturities of available-for-sale securities	4,644	—	—
Purchase of trading security	(4,250)	—	—
Purchase of property and equipment	(1,541)	(269)	(908)
Development of internal software	(6,579)	(5,000)	(2,854)
Purchase of intangible assets	(700)	(199)	(4)
Net cash used in investing activities	(277,663)	(5,468)	(3,766)
Financing activities
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	—	246
Proceeds from issuance of Series B-1 preferred stock, net of issuance costs	—	10,300	56,542
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	49,955	8,995
Proceeds from issuance of term loan, net of issuance costs	—	4,927	—
Proceeds from business combination and private offering, net of issuance costs	447,955	—	—
Repayment of term loan	(5,000)	—	—
Proceeds from unsecured loan	—	3,441	—
Repayment of unsecured loan	—	(3,441)	—
Proceeds from issuance of common stock	3,258	226	304
Payments for tax withholding on net settlement of equity awards	(1,799)	—	—
Proceeds from revolving credit facility	7,934	—	—
Repayment of revolving credit facility	(4,566)	—	—
Net cash provided by financing activities	447,782	65,408	66,087
Effect of exchange rates on cash	(6)	13	—
Net change in cash and cash equivalents	64,253	6,311	14,696

Latch, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

Cash and cash equivalents
Beginning of year	60,529	54,218	39,522
End of year	$124,782	$60,529	$54,218
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$348	$92	$—
Income taxes	$70	$8	$58
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$901	$35	$133
Bifurcation of derivative liabilities component of issuance of convertible promissory notes and term loan	$—	$12,527	$—
Capitalization of transaction costs	$—	$653	$—
Accrued issuance costs	$—	$42	$—
Accrued fixed assets	$480	$—	$—
Private placement warrants received as part of business combination	$13,872	$—	$—
Prepaid expense received as part of business combination	$510	$—	$—
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
On June 4, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of January 24, 2021 (the “Merger Agreement”), by and among the Company (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc. (“Legacy Latch”)) and Lionet Merger Sub Inc., a wholly owned subsidiary of TSIA (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly owned subsidiary of the Company (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). In connection with the consummation of the Transactions (the “Closing”), the Company changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. The “Post-Combination Company” following the Business Combination is Latch, Inc.
The Company is located and headquartered in New York, NY. Other offices operated by the Company are in: San Francisco, CA; Denver, CO; and Taipei, Taiwan. In May 2019, the Company incorporated Latch Taiwan, Inc., a wholly-owned subsidiary, in the state of Delaware. In October 2020, the Company incorporated Latch Insurance Solutions, LLC, a wholly owned subsidiary, in the state of Delaware. In September 2021, the Company incorporated Latch Systems Ltd, a wholly owned subsidiary, in England and Wales. The Company’s revenues are derived primarily from operations in North America.
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
On June 4, 2021, the Company consummated the Business Combination and the other Transactions (the “Closing”). The following occurred upon the Closing:
•The mandatory conversion feature upon a business combination was triggered for the Convertible Notes described in Note 9, Debt, causing a conversion of the $50.0 million outstanding principal amount of these Convertible Notes and any unpaid accrued interest into equity securities at a specified price. The noteholders received approximately 6.9 million shares of common stock in the Post-Combination Company. Also, the embedded derivative related to the Convertible Notes was extinguished as part of the Closing.
•The 71.1 million outstanding shares of redeemable convertible preferred stock described in Note 12, Convertible Preferred Stock and Equity, were exchanged for 63.8 million shares of common stock in the Post-Combination Company.
•Legacy Latch repaid in full the outstanding principal and accrued interest on the term loan, described in Note 9, Debt, in the total amount of $5.0 million. The embedded derivative in the warrants issued in connection with the term loan was extinguished as part of the Closing.
•Holders of 5,916 shares of TSIA’s Class A common stock sold in its initial public offering (the “Initial Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from TSIA’s initial public offering (the “TSIA IPO”), calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or approximately $0.06 million in the aggregate.
•The shares of TSIA Class B common stock held by TS Innovation Acquisitions Sponsor, L.L.C. (“Sponsor”) automatically converted to 7.4 million shares of common stock in the Post-Combination Company. Of the 7.4 million

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

shares of common stock held by the Sponsor, 0.7 million are subject to vesting under certain conditions (the “Sponsor Earnout Shares”), including that the volume-weighted average price of the Post-Combination Company equals or exceeds $14.00 for any 20 trading days within a 30 trading day period on or prior to the five year anniversary of the Closing.
•Pursuant to subscription agreements entered into in connection with the Merger Agreement, certain investors agreed to subscribe for an aggregate of approximately 19.3 million newly-issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $192.6 million (the “PIPE Investment”). The PIPE Investment included approximately 0.3 million newly issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $2.6 million that was used to fund a cash election (see Note 14, Stock-Based Compensation). At the Closing, the Company consummated the PIPE Investment.
•After giving effect to the Transactions, the redemption of Initial Shares as described above and the consummation of the PIPE Investment, there were approximately 140.5 million shares of common stock issued and outstanding (excluding the Sponsor Earnout Shares).
As noted above, an aggregate of $0.06 million was paid from TSIA’s trust account to holders that properly exercised their right to have Initial Shares redeemed, and the remaining balance immediately prior to the Closing of approximately $300.0 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination. Latch received approximately $450.0 million in cash proceeds, net of fees and expenses funded in connection with the Closing of the Business Combination, which included approximately $192.6 million from the PIPE Investment mentioned above.
The following table reconciles the elements of the Business Combination to the Consolidated Statement of Cash Flows and the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the year ended December 31, 2021.

Cash - TSIA trust and cash, net of redemptions	$300,122
Cash - PIPE Investment including cash election	192,550
Less: transaction costs and advisory fees paid	(36,783)
Less: Cash election payment	(2,313)
Less: issuance and other costs paid	(5,621)
Net proceeds from Business Combination	447,955
Less: Accrued issuance costs	—
Less: Private placement warrants received as part of Business Combination	(13,872)
Plus: Prepaid expenses received as part of Business Combination	510
Reverse recapitalization, net of transaction costs	$434,593
As a result of the Business Combination, each share of Legacy Latch redeemable convertible preferred stock and common stock was converted into the right to receive approximately 0.8971 shares of the common stock of the Post-Combination Company (the “Exchange Ratio”).
Based on the following factors, the Company determined under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, that the Business Combination was a reverse recapitalization.
•Legacy Latch stockholders owned approximately 60.0% of the shares in the Post-Combination Company, and thus had sufficient voting rights to exert influence over the Post-Combination Company.
•Legacy Latch appointed a majority of the Post-Combination Company’s board of directors and maintained a majority of the composition of management.
•Legacy Latch was the larger entity based on historical revenues and business operations and comprised the ongoing operations of the Post-Combination Company.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

•The Post-Combination Company assumed the name “Latch, Inc.”
The accounting for the transaction was similar to that resulting from a reverse acquisition, except that goodwill or other intangibles were not recognized, and the transaction was followed by a recapitalization.
In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, par value $0.0001 per share, issued to Legacy Latch’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Latch redeemable convertible preferred stock and Legacy Latch common stock prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of 0.8971 established in the Business Combination.
Post-Combination Company common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “LTCH” and “LTCHW,” respectively, on June 7, 2021.
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
In the first quarter of 2020, the Company initiated a restructuring plan as part of its efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic. The Company incurred costs in connection with involuntary termination benefits associated with a reduction in force (the “RIF”), which involved an approximate 25% reduction in headcount, including severance and benefits costs for affected employees and other miscellaneous direct costs. As a result of its strong performance in 2020 and 2021, the Company rehired some of the staff that was terminated at the outset of the pandemic. Restructuring cost of $1.1 million was recorded for the year ended December 31, 2020, principally in research and development, sales and marketing, and general and administrative within the Consolidated Statements of Operations and Comprehensive Loss based on the department to which the expense relates. All amounts have been paid as of December 31, 2021.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Estimates are used when accounting for revenue recognition, allowance for doubtful accounts, allowance for hardware returns, estimates of excess and obsolete inventory, stock-based compensation, warrants, impairment of fixed assets, investment in trading securities and capitalized internally developed software. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements. Due to the use of estimates inherent in the financial reporting process and given the unknowable duration and effects of the COVID-19 pandemic, among other factors, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2021 and 2020, cash consists primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
The Company’s cash balances exceed the limits that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.
Marketable Securities
The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other income (expense) in the consolidated statements of operations and comprehensive loss. The Company periodically evaluates its investments to determine if impairment charges are required.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at net realizable value, net of allowance for doubtful accounts and reserve for wholesale returns (see “—Revenue Recognition—Hardware and other related” below for further information). On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms.
The Company generally does not require any security or collateral to support its receivables. The allowance for doubtful accounts was $2.0 million and $0.1 million as of December 31, 2021 and 2020, respectively.
Inventories, Net
Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value with cost being determined using the average cost method. The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, when necessary.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful life in years
Office furniture	5
Computers and equipment	3 - 5
Software Development Costs
The Company capitalizes certain development costs incurred in connection with its internally developed software. These capitalized costs are primarily related to its software that is hosted by the Company and accessed by its customers via a mobile or web application on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internally developed software is amortized on a straight-line basis over its estimated useful life, generally three to five years. The Company capitalized $7.4 million, $5.0 million and $3.0 million in internally developed software during the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to internally developed software for the years ended December 31, 2021, 2020 and 2019 was $2.4 million, $0.8 million and $0.3 million, respectively. The net book value of capitalized internally developed software at December 31, 2021 and 2020 was $12.5 million and $7.4 million, respectively.
Intangible Assets
The Company’s finite-lived intangible assets consist primarily of acquisitions of an assembled workforce, patents and other intangibles. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Additionally, the Company has indefinite-lived intangible assets that were acquired, primarily including domain names. Intangible assets consisted of the following as of December 31, 2021 and 2020, included within other non-current assets on the consolidated balance sheets.

	December 31, 2021	December 31, 2020
Assembled workforce	$700	$—
Domain names	318	318
Patents	37	37
Other intangibles	4	4
Intangible assets	1,059	359
Less: Accumulated amortization	$(213)	$(64)
Total intangible assets, net	$846	$295
Total amortization expense for the year ended December 31, 2021 was $0.1 million and less than $0.1 million for both years ended December 31, 2020 and 2019.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Assembled workforce	3
Patents	12
Other intangibles	3 - 13

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company entered into an asset purchase agreement, which was effective in October 2021. The Company evaluated the acquisition under ASC 805, Business Combinations. The acquisition included the purchase of an assembled workforce to support certain of the Company’s business development efforts. The Company performed the screen test and determined that the acquired set did not include any substantive assets outside of the assembled workforce. The assembled workforce represents professional services that the Company was previously obtaining externally prior to the acquisition. The Company determined the acquisition did not qualify as a business as it did not contain any substantive inputs that would be necessary to create any outputs, as a condition of the asset purchase agreement was to wind-down the existing business. Therefore, the Company accounted for the acquisition as an asset acquisition.
Equity Issuance Costs
Costs incurred in connection with the issuance of the Company’s series preferred stock have been recorded as a direct reduction against redeemable convertible preferred stock within the Consolidated Balance Sheets.
Additionally, certain transaction costs incurred in connection with the Merger Agreement that are direct and incremental to the Business Combination (see Note 1, Description of Business) have been recorded as a component of additional paid in capital within the Consolidated Balance Sheets.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC 606. Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company currently generates its revenues from three primary sources: (1) hardware devices, (2) professional services and (3) software products.
Hardware and other related
The Company generates hardware revenue primarily from the sale of its portfolio of devices for its smart access and smart apartment solutions. The Company sells hardware to building developers directly or through its channel partners who act as the intermediary and installer. The Company recognizes hardware revenue when the hardware is shipped directly to building developers or to its channel partners, which is when control is transferred to the building developer. The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one year for electronic components and five years for mechanical components. The Company replaces, repairs or refunds warrantable devices at its sole discretion. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the years ended December 31, 2021, 2020 and 2019, the reserve for hardware warranties was approximately 1%, 2% and 2% of cost of hardware revenue, respectively. The Company also provides certain customers a wholesale arrangement with a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the years ended December 31, 2021, 2020 and 2019, the reserve for wholesale returns against revenue was $(0.1) million, $0.1 million and $0.6 million, and the reserve against accounts receivable was $0.6 million, $1.8 million and $1.5 million, respectively.
The Company also generates revenues related to hardware, which includes professional services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis. The Company recognized professional services revenue of $1.9 million for the year ended December 31, 2021. The Company recognized no professional services revenue for the years ended December 31, 2020 and 2019.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Software
The Company generates software revenue primarily through the sale of its software-as-a-service (“SaaS”) to building developers over its cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the optional features selected by customers as well as the term length. SaaS arrangements generally have term lengths of month-to-month, two-year, five-year and ten-year and include a fixed fee paid upfront except for the month-to-month arrangements. As a result of significant discounts provided to our customers on the longer-term software contracts paid upfront, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income (expense), net on the consolidated statements of operations and comprehensive loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction where the outstanding principal balance decreases over time. The amount of interest expense related to this component was $3.1 million, $1.5 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Performance Obligations
The Company enters into contracts that contain multiple distinct performance obligations: hardware, professional services and software. The hardware performance obligation includes the delivery of hardware, the professional services performance obligation includes the delivery of activation and installation of the hardware and the software performance obligation allows the customer access to the software during the contracted-use term when the promised service is transferred to the customer. The Company has determined that the hardware, professional services and software are individual distinct performance obligations because they can be sold by the Company on a standalone basis, and because other vendors sell similar technologies and services on a standalone basis.
For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the good or service separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions, historical pricing data and internal pricing guidelines related to the performance obligations. The Company then allocates the transaction price among those obligations based on the estimation of standalone selling price. For software revenue, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term. The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied was $30.2 million as of December 31, 2021. The Company expects to recognize the short-term amount of $6.0 million over the next 12 months, of which $9.4 million will be recognized as revenue and $3.4 million will be recognized as interest expense related to the significant financing component, and the long-term portion of $24.2 million over the contracted-use term of each agreement, of which $32.8 million will be recognized as revenue and $8.6 million will be recognized as interest expense related to the significant financing component.
Revenue Disaggregation
The Company had total revenue of $41.4 million, $18.1 million and $14.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, all generated within North America.
Deferred Contract Costs
The Company capitalizes commission expenses paid that are incremental to obtaining customer software contracts. Costs related to the initial signing of software contracts are amortized over the average customer life, which has been estimated to be ten years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, including renewals and extensions. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current and are included in prepaid expenses and other current assets on the consolidated balance sheets; the remaining portion is recorded as deferred contract costs non-current and is included in other

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

non-current assets on the consolidated balance sheets. Amortization expense is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2020	$160
Additions to deferred contract costs	454
Amortization of deferred contract costs	(65)
Balance as of December 31, 2020	$549
Additions to deferred contract costs	827
Amortization of deferred contract costs	(101)
Balance as of December 31, 2021	$1,275
Contract Assets and Contract Liabilities (Unbilled Receivables and Deferred Revenue)

	December 31, 2021	December 31, 2020
Contract assets (unbilled receivables)	$633	$—
Contract liabilities (deferred revenue)	$30,206	$15,522
The Company enters into contracts with its customers, which may give rise to contract assets (unbilled receivables) and contract liabilities (deferred revenue) due to revenue recognition differing from the timing of billing to customers. The Company recognizes unbilled receivables when the performance obligation precedes the invoice date. The Company records unbilled receivables within prepaid and other current assets on the consolidated balance sheets.
The Company records contract liabilities to deferred revenue when the Company bills customers in advance of the performance obligations being satisfied on the Company’s contracts, which is generally the case for the Company’s software revenue. The Company generally invoices its customers monthly, or up to two years, five years or ten years in advance of services being provided. The Company recognized $4.2 million, $1.8 million and $0.3 million of prior year deferred software revenue during the years ended December 31, 2021, 2020 and 2019, respectively.
Increase in contract liabilities for the years ended December 31, 2021, 2020 and 2019 primarily resulted from growth of contracts with new and existing customers. Deferred revenue that will be recognized during the succeeding 12-month period is recorded within current liabilities on the accompanying consolidated balance sheets.
Cost of Revenue
Cost of hardware and other related revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs including personnel-related expenses associated with supply chain logistics and direct deployment, outsourced labor costs and channel partner fees.
Cost of software revenue consists primarily of outsourced hosting costs and personnel-related expenses associated with monitoring and managing outsourced hosting service providers.
Cost of revenue excludes depreciation and amortization shown in operating expenses.
General and Administrative
General and administrative expense consists primarily of personnel and related expenses for our executive, legal, human resources, finance and IT functions, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Additional expenses included in this category are non-personnel costs such as legal fees, rent, professional fees, audit fees, bad debt expense and insurance costs.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Research and Development
Research and development (“R&D”) expense consists primarily of personnel and related expenses for our employees working on our product design and engineering teams, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Also included are non-personnel costs such as amounts paid to our third-party contract manufacturers for tooling, engineering and prototype costs of our hardware products, fees paid to third party consultants, R&D supplies and rent. R&D costs that do not meet the criteria for capitalization are expensed as incurred.
Sales and Marketing
Sales and marketing expense consists primarily of personnel and related expenses for our employees working on our sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and digital advertising), professional fees, rent and customer support.
Costs associated with the Company’s advertising are expensed as incurred and are included in sales and marketing expenses. Advertising expense was $2.5 million, $0.4 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization expense consists primarily of depreciation expense related to investments in property and equipment, internally developed capitalized software and intangible assets.
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets (asset group), such as property and equipment and internally developed capitalized software costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2021 and 2020, no impairment charge has been recorded.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company recorded a full valuation allowance against its deferred tax assets.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

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
•Expected Term—The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint between the stock option’s vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
•Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the option’s expected term at the grant date.
•Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Cash Settled RSUs
The Company grants cash settled RSUs that are classified as liability awards as defined in ASC 718, Compensation - Stock Compensation. Cash settlement is required (no election for share settlement) and the cash settlement is not contingent on the occurrence of an event. These awards are recorded as a share-based liability, and fair value is remeasured quarterly. Each vested award is released for cash equal to the Company’s common stock value.
Fair Value Measurement
Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2—Inputs are observable, either directly or indirectly, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
•Level 3—Inputs are generally unobservable and typically reflect management’s best estimate of assumptions that market participants would use in pricing the asset or liability.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.
Convertible Notes and Derivatives
The Company accounts for convertible notes, net using an amortized cost model pursuant to ASC 835, Interest. Convertible notes are classified as liabilities measured at amortized cost, net of debt discounts from debt issuance costs, lender fees and

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

the initial fair value of bifurcated derivatives, which reduce the initial carrying amount of the notes. The carrying value is accreted to the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense pursuant to ASC 835. Debt discounts are presented on the balance sheet as a direct deduction from the carrying amount of the related debt.
The Company accounts for its derivatives in accordance with ASC 815-10, Derivatives and Hedging, or ASC 815-15, Embedded Derivatives, depending on the nature of the derivative instrument. ASC 815 requires each contract that is not a derivative in its entirety to be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if (i) the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings, (ii) the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract and (iii) a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument. Embedded derivatives are measured at fair value and re-measured at each subsequent reporting period and recorded within convertible notes, net on the consolidated balance sheets and changes in fair value recorded in other income (expense) within the statements of operations and comprehensive loss.
Earnings per Share
The calculation of earnings per share is based on the weighted average number of common stock or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include outstanding convertible preferred stock, common stock options and common stock warrants.
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Diluted shares outstanding are calculated using the treasury stock method or the two-class method, depending on which method is more dilutive for a given period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares, based on the average share price for the fiscal period.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities (see Note 3, Investments).
Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of December 31, 2021 and 2020, the Company had one and one customer that accounted for $3.0 million and $1.5 million, or 12% and 15%, of gross accounts receivable, respectively. For the years ended December 31, 2021 and 2020, the Company had one and one customer that accounted for $4.9 million and $1.9 million or 12% and 11% of total revenue, respectively. There was no customer that accounted for greater than 10% of the Company’s total revenue for the year ended December 31, 2019.
Segment Information
The Company has one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet as a right of use asset and related lease liability. The ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company reviewed the operating leases, primarily for offices and facilities, and will adopt the guidance on January 1, 2022. The Company has made a policy election to exclude short-term leases, those with an original term of less than twelve months, from recognition and measurement under ASC 842. As the majority of its leases are short-term, the Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company determined that available-for-sale securities, accounts receivable and contract assets are the applicable financial assets that are subject to this ASU and will adopt the guidance on January 1, 2022. The Company has not recorded impairment on the available-for-sale securities, therefore no material impact to the consolidated financial statements is expected. The Company will modify the impairment model related to the available-for-sale securities from the “other-than-temporary” impairment model to the “current expected credit losses” model upon adoption. The Company expects to record a cumulative-effect adjustment to retained earnings related to the allowance for doubtful accounts on the accounts receivable and contract assets using the modified retrospective approach. The adjustment is expected to be between $0.5 million and $1.0 million.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The Company has completed its assessment of this ASU and determined that it does not have a material impact on the Company’s consolidated financial statements.
3.INVESTMENTS
Available-for-Sale Securities (Marketable Securities)
The Company’s investments in marketable securities are classified and accounted for as available-for-sale and consist of high quality asset backed securities, commercial paper, corporate bonds and U.S. government agency debt securities. The Company’s marketable securities with remaining effective maturities of 12 months or less from the balance sheet date are classified as current; otherwise, they are classified as non-current on the consolidated balance sheets. Unrealized gains and losses on marketable securities classified as available-for-sale are recognized in other comprehensive income (loss).
The Company’s marketable securities by security type are summarized as follows:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$11,101	$(56)	$11,045
Commercial paper and corporate bonds	234,497	(551)	233,946
U.S. government agency debt securities	16,929	(69)	16,860
Total available-for-sale securities	$262,527	$(676)	$261,851
As of December 31, 2021, the Company recorded $0.7 million of gross unrealized losses in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Trading Securities (Convertible Promissory Note)
In July 2021, the Company purchased a convertible promissory note (the “Note”) from a counterparty for $4.0 million. In November 2021, the Company executed an additional promissory note in the amount of $0.3 million under the same terms as the initial Note (collectively referred to as the “Notes”). The outstanding principal of the Notes, together with unpaid and accrued interest, is due and payable on September 30, 2022, which can be extended at the option of the Company for a period of one year, unless the debt is converted to equity securities in the counterparty or the Company declares the Notes due and payable upon the occurrence of an event of default. The Notes also contain certain embedded features, including: acceleration in the event of default; automatic conversion into the equity of the counterparty upon a subsequent equity financing by the counterparty; optional conversion into equity upon the sale of preferred stock by the counterparty; optional acceleration or conversion into equity upon certain corporate transactions by the counterparty; and the Company’s option to extend the maturity date. Interest accrues at 6% per annum and is due upon the earlier of the maturity date or an event of default. The Notes meet the definition of a debt security under the provisions of ASC 320, Investments - Debt Securities. The Company classified the Notes as trading securities and categorized them within Level 3 of the fair value hierarchy. Changes in fair value are reported in earnings.
The Company recorded a gain on the Notes of $0.1 million during the year ended December 31, 2021, recorded in change in fair value of trading security on the Consolidated Statements of Operations and Comprehensive Loss. The Notes are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of December 31, 2021
	Amortized Cost	Estimated Fair Value
Due in less than one year	$163,377	$163,273
Due in one to five years	103,400	102,878
Total investments	$266,777	$266,151
The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Investments that are impaired are those that are considered to have losses that are other-than-temporary. Factors considered in determining whether a loss is temporary include:
•the length of time and extent to which fair value has been lower than the cost basis;
•the financial condition, credit quality and near-term prospects of the investee; and
•whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As of December 31, 2021, the Company had not identified any impairment indicators in its investments.
During the year ended December 31, 2021, the Company received proceeds of $1.8 million and recorded minimal realized losses from the sale of available-for-sale securities. Gains and losses are determined using the first-in first-out method.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$8,983	$—	$—	$8,983
Money market funds	115,799	—	—	115,799
Total cash and cash equivalents	124,782	—	—	124,782
Available-for-sale securities		261,851		261,851
Trading securities (convertible promissory notes)	—	—	4,300	4,300
Total assets	$124,782	$261,851	$4,300	$390,933

Liabilities
Warrant liability	—	9,787	—	9,787
Total liabilities	$—	$9,787	$—	$9,787

	As of December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,244	$—	$—	$1,244
Money market funds	59,285	—	—	59,285
Total assets	$60,529	$—	$—	$60,529

Liabilities
Derivative liabilities	—	—	13,390	13,390
Total liabilities	$—	$—	$13,390	$13,390
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
The Company’s investment in the Notes are classified as Level 3 in the fair value hierarchy because they rely significantly on inputs that are unobservable in the market. The conversion price is dependent on varying events and equity value and therefore has been estimated using a Monte Carlo model to simulate the various future events. Significant assumptions include: (i) the timing and amount of a subsequent equity financing, if any; (ii) the equity value of the counterparty as of December 31, 2021; (iii) once converted into equity, the timing of any liquidity event; (iv) the counterparty to undergo a dissolution if the new equity financing does not occur before the maturity of the Notes; and (v) an assumed recovery rate in a dissolution event. The Notes are measured at fair value using a Monte Carlo simulation model at each measurement date. With respect to the Notes, the Company elected to apply the fair value option and account for the hybrid instrument containing the Notes and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value being reported in earnings. For the year ended December 31, 2021, the Company reported a change in the fair value of the Notes of $0.1 million.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

December 31, 2021
Volatility	75.0%
Risk free rate	U.S. Constant Maturity Treasury Yields
Term	0.75 years

During the year ended December 31, 2021, there were no transfers of financial assets between Level 1 and Level 2.
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the TSIA IPO, but which Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the consolidated balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the consolidated statements of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing price of the public warrants was $2.60 and $1.84 as of June 3, 2021 and December 31, 2021, respectively. The fair value of the Private Placement Warrants was $13.9 million and $9.8 million as of June 3, 2021 and December 31, 2021, respectively.
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
Since the potential payoffs for the Convertible Notes were dependent on the outcome of future equity financing rounds, the discounted cash flow models incorporated management’s estimates for the probabilities and timing of future financing events. Upon the Closing of the Business Combination on June 4, 2021, the Convertible Notes converted into equity and the derivatives related to the Convertible Notes were extinguished. See Note 9, Debt, and Note 10, Derivatives.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table provides quantitative information regarding the significant unobservable inputs used by the Company related to the derivative liabilities:

December 31, 2020
Term in years	0.3 to 1.3
Calibrated risk premium	11.68%
Option adjusted spread	8.03%
Risk free rate	0.12% - 0.19%
The following tables represent the activity of the Level 3 instruments:

	Convertible Notes	Warrants	Total
Derivative liabilities - December 31, 2019	$12,234	$138	$12,372
Change in fair value(1)	287	576	863
Modification(2)	155	—	155
Derivative liabilities - December 31, 2020	12,676	714	13,390
Change in fair value(1)	11,158	1,430	$12,588
Extinguishment of derivatives	(23,834)	(2,144)	(25,978)
Derivative liabilities - December 31, 2021	$—	$—	$—

Trading securities - January 1, 2021	$—
Purchases	4,250
Change in fair value(1)	50
Trading securities - December 31, 2021	$4,300
(1)Recorded in other income (expense) within the Consolidated Statements of Operations and Comprehensive Loss.
(2)Recorded in loss on extinguishment of debt within the Consolidated Statements of Operations and Comprehensive Loss.
The Company purchased trading securities during the year ended December 31, 2021, which are categorized as Level 3 in the fair value hierarchy. There were no purchases of Level 3 instruments during the year ended December 31, 2020. There were no sales of Level 3 instruments during the years ended December 31, 2021 and 2020. There were no transfers of instruments into or out of Level 3 during the years ended December 31, 2021 and 2020.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Office furniture	$86	$86
Computers and equipment	3,810	1,789
Property and equipment	3,896	1,875
Less: accumulated depreciation	(1,857)	(1,122)
Total property and equipment, net	$2,039	$753
Total depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $0.7 million, $0.5 million and $0.4 million, respectively.
The Company did not acquire any property and equipment under capital leases during the years ended December 31, 2021, 2020 and 2019.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

6.INTERNALLY DEVELOPED SOFTWARE, NET
Internally developed software, net consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Internally developed software	$11,761	$4,235
Construction in progress	4,339	4,451
Less: accumulated amortization	(3,625)	(1,270)
Total internally developed software, net	$12,475	$7,416
Capitalized costs associated with construction in progress are not amortized into amortization expense until the related assets are put into service.
Total amortization expense for the years ended December 31, 2021, 2020 and 2019 was $2.4 million, $0.8 million and $0.3 million, respectively.
7.INVENTORIES, NET
Inventories, net consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Raw materials	$2,513	$2,242
Finished goods	9,492	6,376
Excess and obsolete reserve	(390)	(325)
Total inventories, net	$11,615	$8,293
The Company did not experience any significant write-downs for the years ended December 31, 2021, 2020 and 2019 .
8.ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued compensation	$6,407	$1,246
Accrued duties	—	204
Accrued warranties	556	284
Accrued purchases	1,692	25
Accrued excess inventory	550	465
Accrued operating expense	7,894	3,505
Accrued litigation costs	6,750	—
Other accrued expenses	336	52
Total accrued expenses	$24,184	$5,781
9.DEBT
Revolving Line of Credit and Term Loan
In September 2020, Legacy Latch obtained a revolving line of credit as well as a term loan, both of which were secured by a first-perfected security interest in substantially all of the assets of Legacy Latch. In connection with the term loan, Legacy Latch issued warrants to purchase common stock. See Note 12, Convertible Preferred Stock and Equity.
The revolving line of credit provided for a credit extension of up to $5.0 million and bore interest at the greater of the prime rate plus 2% or 5.25% per annum, as long as Legacy Latch maintained an Adjusted Quick Ratio (as defined in the credit

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

agreement) of 1.25. Legacy Latch did not draw any amounts on the line of credit, which was cancelled upon repayment in full of the term loan in connection with the Closing.
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
Term loan, net was comprised of the following as of December 31, 2020:

December 31, 2020
Principal	$5,000
Derivative liability	714
Less: unamortized discounts and fees	(127)
Less: debt issuance costs	(106)
Term loan, net	$5,481
Convertible Notes, Net
Between August 11, 2020 and October 23, 2020, Legacy Latch issued a series of convertible promissory notes to various investors pursuant to a Note Purchase Agreement dated August 11, 2020, subsequently amended with a Note Purchase Agreement dated October 23, 2020 (as amended, the “Note Purchase Agreement”), with a maturity date of April 23, 2022 (subject to the holder’s option to extend the maturity date for a period of one year), for an aggregate principal amount of $50.0 million (the “Convertible Notes”). The Convertible Notes accrued interest at a rate of 5% per annum for the first six months, 7% per annum for the following six months and 9% per annum from month 13 until maturity, which was due and payable upon the earlier to occur of the maturity date or an event of default, unless otherwise converted prior to maturity or an event of default.
The Company identified certain embedded derivatives related to contingent requirements to repay its Convertible Notes at a substantial premium, which required separate accounting recognition in accordance with ASC 815-15, Embedded Derivatives. The fair value of the embedded derivative was recorded as a derivative liability and combined with the debt host contract within convertible notes, net on the consolidated balance sheets. The embedded derivatives related to the Convertible Notes were extinguished at Closing.
The mandatory conversion feature upon a business combination (as detailed in the Note Purchase Agreement) was triggered for the Convertible Notes, causing a conversion of the $50.0 million outstanding principal amount of these Convertible Notes and any unpaid accrued interest into equity securities at the specified conversion price upon the Closing of the Business Combination. The noteholders received 6.9 million shares of common stock in the Post-Combination Company.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the aggregate values recorded for the Convertible Notes as of December 31, 2020:

December 31, 2020
Principal	$50,000
Derivative liability	12,676
Less: debt issuance cost	(37)
Less: unamortized discounts and fees	(10,925)
Net carrying amount	$51,714
Revolving Credit Facility
In January 2021, Legacy Latch signed an agreement for a revolving credit facility (the “revolving facility”) with a freight forwarding and customs brokerage company. The original revolving facility had a credit limit of $1.0 million. On July 1, 2021, the Company executed a new revolving credit facility with a credit limit of $6.0 million replacing the matured facility. The revolving facility is available to finance supply chain commercial invoices, including freight and customs duty charges. The Company authorizes payment of invoices by the lender on the due date and repays the financed amount plus interest 90 days following the initial payment date. An installment plan agreement is executed for each financing request, which includes the interest rate. The interest rate for the installment plan agreements executed during the year ended December 31, 2021 ranged from 0.87% to 1.25% per month. The new facility has no financial or other covenants. As of December 31, 2021, there was $3.4 million outstanding on the revolving facility, which is reported in other current liabilities on the Consolidated Balance Sheets.
10.DERIVATIVES
The Company identified certain embedded derivatives related to contingent requirements to repay its Convertible Notes at a substantial premium to par, as well as certain derivatives in its warrants in connection with its term loan. These derivatives were carried at estimated fair value on the consolidated balance sheets as a portion of convertible notes, net and term loan, net. Changes in the estimated fair value of the derivatives are reported as other income (expense) in the consolidated statements of operations and comprehensive loss. See Note 4, Fair Value Measurements, for additional information. As described in Note 1, Description of Business, the embedded derivatives were extinguished at Closing.
11.COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into various operating lease agreements, which are generally for offices and facilities. In January 2020, Legacy Latch signed a one-year sublease agreement for its New York City office space where the landlord was a stockholder of Legacy Latch. Legacy Latch vacated this office space as a result of the transition to a remote work model due to COVID-19. In August 2020, Legacy Latch terminated the sublease as of September 2020. During 2021, the Company entered into four one-year leases for smaller office spaces in New York City, which expire between February and October 2022. Leases for additional office spaces are maintained in California, Colorado and Taiwan, which expire in June 2022, November 2024 and July 2022, respectively. The Company also leases residential showrooms in multiple cities with leases expiring between February 2022 and June 2023. The lease agreements often include escalating lease payments, renewal provisions and other provisions that require the Company to pay costs related to taxes, insurance and maintenance.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2021 as follows:

Year Ended December 31,	Minimum Lease Payments
2022	$680
2023	188
2024	147
2025	—
2026	—
Rental expense related to all leases for the years ended December 31, 2021, 2020 and 2019 was $0.9 million, $1.3 million and $1.9 million, respectively. Rent expense is allocated between cost of hardware and other related revenue, research and development, sales and marketing, and general and administrative depending on headcount and the nature of the underlying lease.
Purchase Commitment
In January 2021, the Company entered into an arrangement with a supplier that requires future minimum purchases of inventory for an aggregate amount of $3.3 million in scheduled installments starting in August 2021 through December 2022. Future minimum purchases are $0.4 million in 2021 and $2.8 million in 2022. As of December 31, 2021, the Company purchased $0.2 million of inventory and accrued $0.2 million related to the unpurchased minimum commitment.
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
Legal Contingencies
The Company is currently involved in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, to avoid the cost of litigation, the Company is negotiating a potential business resolution to the dispute with the service provider, which includes an agreement to engage the service provider for future services in exchange for market rate compensation for those services. The Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of December 31, 2021, the Company accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2021 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

12.CONVERTIBLE PREFERRED STOCK AND EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share; and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Preferred stock as of December 31, 2020, consisted of the following (in thousands, except per share amounts):

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
Upon the Closing of the Business Combination, the 71.1 million outstanding shares of preferred stock converted into 63.8 million shares of common stock of the Post-Combination Company at the Exchange Ratio of 0.8971.
Common Stock Reserved for Future Issuance
The reserved shares for future issuance as of December 31, 2021 include the following (in thousands and as adjusted for the Exchange Ratio):

December 31, 2021
Stock options issued and outstanding	15,010
Restricted stock units issued and outstanding	6,499
Public warrants outstanding	10,000
Private placement warrants outstanding	5,333
2021 Incentive Award Plan available shares	16,732
Total	53,574
Legacy Latch had reserved shares of common stock for future issuance as of December 31, 2020 as follows (in thousands and as adjusted for the Exchange Ratio):

December 31, 2020
Conversion of outstanding redeemable convertible preferred stock	63,756
Stock options issued and outstanding	21,691
Warrants issued and outstanding.	318
Remaining shares available for future issuance	900
Total	86,665
Warrants
In January 2021, warrants to purchase 64,591 shares of Legacy Latch common stock converted into common stock (as adjusted based on the Exchange Ratio).

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

As part of the Closing of the Business Combination, 10.0 million public warrants sold during the TSIA IPO converted into 10.0 million public warrants to purchase up to 10.0 million shares of common stock of the Post-Combination Company, which are exercisable at $11.50 per share. The Company accounts for warrants as required under ASC 815 and has concluded that equity classification would be met for the public warrants as the Company has a single class of equity, and thus all holders vote 100% on all matters submitted to the Company’s stockholders and receive the same form of consideration in the event of a change of control (thus qualifying for the exception to the net cash settlement model), and the other conditions of equity classification would be met.
Fair Valuation Methodology - Legacy Latch
Legacy Latch historically issued warrants that were classified and accounted for as either liabilities or equity instruments on the balance sheet depending on the nature of the issuance. Legacy Latch’s warrants were initially measured at fair market value. Legacy Latch employed the Black-Scholes pricing model to calculate and record the value of the warrants. The inputs utilized by management were highly subjective, and changes in the inputs and estimates could result in a material change to the calculated value. One of the key inputs used by management in calculating the value of these awards was the common stock price. Management and the board of directors considered various objective and subjective factors to determine the fair value of Legacy Latch’s common stock price at various grant dates, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of companies in a similar industry. The assumptions used in calculating the fair value of warrants represented Legacy Latch’s best estimates, but these estimates involved inherent uncertainties and the application of management judgment. These warrants were measured at fair value using significant unobservable inputs (Level 3) and amounted to approximately $0.6 million as of December 31, 2020. Warrants were also issued in connection with Legacy Latch’s 2020 sublease and were recorded within equity and allocated between research and development, sales and marketing, and general and administrative on the consolidated statements of operations and comprehensive loss, depending on headcount, as the issued warrants were in return for rental of office space. The warrants converted to common stock at Closing. The warrants issued in connection with the term loan and the Convertible Notes were recorded as derivative liabilities, and included within term loan, net and convertible notes, net on the consolidated balance sheets. The debt discount was amortized over the life of the debt. The derivative liabilities for the term loan and Convertible Notes were extinguished upon the repayment of the term loan and the conversion of the Convertible Notes at Closing.
Key inputs to calculate the fair value of the warrants outstanding as of December 31, 2020 using the Black-Scholes pricing model were as follows:

December 31, 2020
Expected term	10-12 years
Volatility	55.0 – 61.0%
Risk-free interest rate	0.68 – 0.93%
Dividend yield	0%
Fair Valuation Methodology - Private Placement Warrants
The Private Placement Warrants, which Legacy Latch assumed as part of the Closing of the Business Combination, are recorded as warrant liabilities. See Note 4, Fair Value Measurements.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

13.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share for common stock and preferred stock:

	Year ended December 31,
	2021	2020	2019
Numerator:
Numerator for basic and diluted net loss per share - net loss	$(166,319)	$(65,994)	$(50,226)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	86,473,291	7,238,708	6,564,820
Effect of dilutive securities	—	—	—
Denominator for diluted net loss - adjusted weighted-average common shares	86,473,291	7,238,708	6,564,820
Basic and diluted net loss per share	$(1.92)	$(9.12)	$(7.65)
Potential common shares of 57.9 million underlying outstanding common stock options and common stock warrants were excluded from diluted net loss per share for the year ended December 31, 2021 as the Company had net losses, and their inclusion would be anti-dilutive. Potential common shares of 85.8 million and 80.8 million underlying outstanding preferred stock, common stock options and common stock warrants were excluded from diluted net loss per share for the years ended December 31, 2020 and 2019, respectively, as Legacy Latch had net losses, and their inclusion would be anti-dilutive (see Note 12, Convertible Preferred Stock and Equity, and Note 14, Stock-Based Compensation).
14.STOCK-BASED COMPENSATION
For the years ended December 31, 2021, 2020 and 2019, the components of stock-based compensation expense were as follows:

	Year ended December 31,
	2021	2020	2019
Stock options	$16,170	$1,560	$3,667
Restricted stock units	14,615	—	—
Capitalized costs(1)	(901)	(35)	(133)
Total stock-based compensation	$29,884	$1,525	$3,534
(1)Included in internally developed software on the consolidated balance sheets.
All stock-based compensation expense is included in cost of hardware and other related revenue, cost of software revenue, research and development, sales and marketing, and general and administrative on the consolidated statements of operations and comprehensive loss.
Stock Incentive Plans
In January 2016, Legacy Latch adopted the Latch, Inc. 2016 Stock Plan (the “2016 Plan” and, together with the Latchable, Inc. 2014 Stock Incentive Plan, the “Prior Plans”). Under the 2016 Plan, Legacy Latch’s board of directors was authorized (i) to grant either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”) to purchase shares of our common stock to our employees and (ii) to grant NSOs to purchase shares of our common stock to outside directors and consultants. 22,797,955 shares (adjusted for the Exchange Ratio) had been authorized for issuance under the 2016 Plan when the 2021 Plan (defined below) became effective. Stock options under the 2016 Plan were granted with an exercise price equal to the stock’s fair market value at the grant date. Stock options outstanding under the 2016 Plan generally have ten-year terms and vest over a four-year period starting from the date specified in each award agreement. From and after the effectiveness of the 2021 Plan, no additional awards will be granted under the 2016 Plan. Upon the effectiveness of the Business Combination, all outstanding stock options under the Prior Plans, whether vested or unvested, converted into options to purchase a number of shares of common stock of the Post-Combination Company based on the Exchange Ratio. Awards previously granted under a Prior Plan will continue to be subject to the provisions of such Prior Plan.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders at the Special Meeting on June 3, 2021 and became effective upon the Closing. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors. Effective January 1, 2022, the number of shares reserved for future issuance under the Incentive Plan increased by 7,116,519 shares. As of December 31, 2021, 7.1 million shares had been granted under the 2021 Plan.
Stock Options
A summary of the status of the employee and non-employee stock options as of December 31, 2021, and changes during 2021, is presented below (the number of options represents ordinary shares exercisable in respect thereof):

	Options Outstanding(1)	Weighted Average Exercise Price(1)	Aggregate Intrinsic Value
Balance at December 31, 2020	21,651,225	$0.63
Options forfeited	(920,583)	$1.80
Options expired	(262,948)	$0.93
Options exercised	(6,246,083)	$0.59
Options granted	788,045	$3.92
Balance at December 31, 2021	15,009,656	$0.75	$102,369

Exercisable at December 31, 2021	10,662,625	$0.62	$74,136
(1)Options outstanding and weighted average exercise price have been retroactively adjusted to give effect to the Exchange Ratio.
The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $1.60 and $0.42, respectively.
The tax related benefit realized from the exercise of stock options and disqualifying dispositions totaled $0.7 million for the year ended December 31, 2021. There were no realized tax benefits for the years ended December 31, 2020 and 2019.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2021, total compensation expense not yet recognized related to unvested stock options was $2.1 million, which is expected to be recognized over a weighted-average period of 1.7 years. Additionally, the Company records forfeitures as they occur.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
The assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year ended December 31,
	2021	2020	2019
Expected term	6 years	6 years	6 years
Volatility	49.01% - 49.29%	48.89% - 49.49%	47.60% - 48.84%
Risk-free interest rate	0.50% - 0.63%	0.26% - 0.67%	1.45% - 2.62%
Dividend yield	0%	0%	0%

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Since the Company’s common stock became publicly traded on June 7, 2021, the expected volatility is based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization and financial leverage of the other companies. The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock options granted. As permitted under authoritative guidance, due to the limited amount of option exercises, the Company used the simplified method to compute the expected term for options granted in the years ended December 31, 2021, 2020 and 2019.
Restricted Stock Units
During 2021, the Company granted RSUs to employees, independent directors and consultants under the 2021 Plan. The equity-based RSUs are issued upon vesting and the liability-based RSUs are settled in cash upon vesting. The RSUs vest over a period of one to four years. Upon vesting, employees may elect to have shares issued on the vesting dates net of the applicable statutory tax withholding to be paid by the Company on behalf of the participant. As a result, fewer shares are issued than the number of RSUs outstanding, and the tax withholding is recorded as a reduction to additional paid-in capital.
Equity-based
A summary of the equity-based RSUs as of December 31, 2021 is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2020	—	$—
Granted	7,105,478	$12.23
Vested	(383,211)	$13.03
Forfeited	(244,754)	$13.11
Balance at December 31, 2021	6,477,513	$12.14
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $69.1 million as of December 31, 2021 and will be expensed over a weighted-average period of 2.5 years.
Liability-based
A summary of the liability-based RSUs as of December 31, 2021 is presented below.

Number of RSUs
Balance at December 31, 2020	—
Granted	23,896
Vested	(2,540)
Forfeited	—
Balance at December 31, 2021	21,356
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the year ended December 31, 2021, the Company recognized $0.04 million bonus expense within cost of hardware and other related revenue in the Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.1 million as of December 31, 2021 and will be expensed over a weighted-average period of 2.5 years. The Company settled 2,540 liability-based RSUs for $0.02 million in cash for the year ended December 31, 2021.
The tax expense realized in connection with the vesting of RSUs was $0.2 million for the year ended December 31, 2021. There was no realized tax expense or benefit for the years ended December 31, 2020 and 2019.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Secondary Purchase
On January 19, 2021, one of Legacy Latch’s existing equity holders acquired an additional 2.8 million shares (as adjusted based on the Exchange Ratio) of Legacy Latch’s common stock from certain employees and nonemployee service providers at a price per share of $9.92 (as adjusted based on the Exchange Ratio). This price was determined based on the pre-money equity valuation ascribed to the Post-Combination Company by TSIA and the estimated conversion ratio at the time of the sales. The foregoing sales were consummated directly among the equity holders to satisfy the acquiring equity holder’s demand for additional shares of Legacy Latch’s common stock without increasing the size of the PIPE Investment and causing incremental dilution to investors in the Post-Combination Company. Legacy Latch determined that the price per share paid by the equity holder was in excess of fair value. The Company recorded $13.8 million in stock-based compensation expense related to the transaction allocated to research and development, sales and marketing, and general and administrative in the Consolidated Statements of Operations and Comprehensive Loss.
Cash Election
Prior to the Business Combination, Legacy Latch’s holders of vested stock options were given an election to cancel up to 25% of the vested stock options in exchange for $10.00 per share less the exercise price applicable to each share. An aggregate amount of approximately 0.3 million options were cancelled (adjusted for the Exchange Ratio). Payment for the cash election in the amount of $2.6 million was funded as part of the PIPE Investment and 0.3 million newly issued shares of common stock were granted (see Note 1, Description of Business).
15.INCOME TAXES
The provision for income taxes for the year ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	50	8	50
Foreign	3	—	—
Total current	53	8	50
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision	$53	$8	$50

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

As of December 31, 2021 and 2020, the Company’s net deferred tax liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Net operating losses	$69,760	$41,170
Provision for doubtful accounts	679	498
Inventory reserves	175	86
Accrued expenses	4,107	804
Warrant expense	—	4
Deferred revenue	3,372	1
Unrealized foreign exchange gain/loss	4	—
Stock-based compensation	2,812	139
Intangible assets	280	280
Convertible notes	—	593
Charitable contributions	24	4
R&D tax credits	343	343
Total deferred tax assets before valuation allowance	81,556	43,922
Valuation allowance	(77,907)	(41,787)
Deferred tax assets net of valuation allowance	3,649	2,135
Deferred commissions	(332)	(176)
Unrealized foreign exchange gain/loss	—	(6)
Fixed assets	(3,317)	(1,953)
Total deferred tax liabilities	(3,649)	(2,135)
Deferred tax liabilities, net	$—	$—
On March 27, 2020, the CARES Act was enacted. The CARES Act contained several tax provisions, including modifications to the net operating loss (“NOL”) and business interest limitations as well as a technical correction to the recovery period for qualified improvement property. These provisions in the CARES Act did not have a material impact to the provision for income taxes.
As of December 31, 2021, the Company had approximately $18.2 million in gross federal NOL carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $244.7 million in gross federal NOL carryforwards available to offset future taxable income that have an indefinite life. The Company had approximately $219.3 million in gross state NOL carryforwards available to offset future taxable income. Some of these net operating losses follow the federal Tax Cuts and Job Acts and have an indefinite life, while others have a finite life with various expiration dates. The Company also had approximately $0.4 million in foreign NOL carryforwards available that expire in 2031.
The NOL carryforwards and the R&D tax credits are available to reduce future taxable income and tax. However, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state regulations, contain provisions that may limit the NOL carryforwards and R&D tax credits available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in the ownership interest of significant stockholders in excess of 50% over a three-year period, the amount of the NOL carryforwards and R&D tax credits that the Company may utilize in any one year may be limited. The Company performed an analysis on Section 382 of the Code and determined that it does not have any NOL limitations for the year ended December 31, 2021.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the three-year periods ended December 31, 2021 and 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of this evaluation, as of December 31, 2021 and 2020, a valuation allowance of $77.9 million and $41.8 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future growth. For the years ended December 31, 2021 and 2020, the valuation allowance increased $36.1 million and $16.4 million, respectively.
For the years ended December 31, 2021 and 2020, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	December 31, 2021		December 31, 2020
	$	%	$	%
Federal statutory rate	$(34,916)	21.00%	$(13,857)	21.00%
Permanent items	5,118	(3.08)	338	(0.51)
State and local taxes, net of federal taxes	(7,110)	4.28	(3,560)	5.39
Deferred rate changes	6	—	(17)	0.03
Foreign operations	3	—	—	—
Valuation allowance	36,042	(21.68)	16,441	(24.91)
Other	910	(0.55)	663	(1.00)
Effective tax rate	$53	(0.03%)	$8	—%
The Company evaluated the provisions of ASC 740, Income Tax, related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefits recognized and measured pursuant to the interpretation under ASC 740 are referred to as “unrecognized tax benefits.” A liability is recognized (or an amount of NOL carryover or tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authorities for a tax position that was not recognized as a result of applying the provisions of ASC 740. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months. The Company includes interest and penalties related to unrecognized tax benefits within income tax expense. There are no interest or penalties relating to tax positions during the years ended December 31, 2021, 2020 and 2019.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. The Company’s tax years for federal tax purposes are still open under statute from December 31, 2018 to present and from December 31, 2017 to present for state returns. Federal and state NOLs are subject to review by taxing authorities in the year utilized.
16.RELATED-PARTY TRANSACTIONS
Throughout the Company’s history, the Company has obtained equity funding from strategic partners with whom the Company transacts through the ordinary course of business. As such, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of December 31, 2021 and 2020, the Company had $0.5 million and $1.4 million, respectively, of receivables due from these customers, which are included within accounts receivable on the Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, the Company had $0.2 million, $1.9 million and $2.0 million, respectively, of hardware revenue from these customers, and $0.5 million, $0.4 million and $0.1 million, respectively, of software revenue from these customers, which was included within the Consolidated Statements of Operations and Comprehensive Loss.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

In addition to its related party customers, the Company also has stockholders who are considered related party vendors that the Company transacts with through the ordinary course of business, and the Company pays market rates for products and services with these vendors. As of December 31, 2021 and 2020, the Company had zero and $0.1 million, respectively, of payables due to these vendors, which are included within accounts payable on the Consolidated Balance Sheets.
In January 2021, one of the Company’s existing equity holders acquired shares of Legacy Latch’s common stock from certain employees and non-employee service providers. See Note 14, Stock-Based Compensation.
17.RETIREMENT PLAN
The Company has a savings plan pursuant to Section 401(k) of the Code under which all employees meeting eligibility requirements are able to participate. The plan was established for the purpose of providing eligible employees and their beneficiaries funds for retirement. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis. The Company may elect to make discretionary matching and profit-sharing contributions each year as determined annually. The Company made no employer contributions to the savings plan for the years ended December 31, 2021 and 2020.
18.SUBSEQUENT EVENTS
On February 22, 2022, the Company granted an aggregate of approximately 7.9 million RSUs to certain employees at a grant date fair value of $5.09 per unit. The RSUs vest over three years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Management identified material weaknesses in our internal control over financial reporting for the periods ended December 31, 2020 and 2019. The material weaknesses relate to: (a) general segregation of duties, including the review and approval of journal entries; (b) lack of a formalized risk assessment process; (c) selection and development of control activities, including over information technology related to certain account balances; and (d) accounting for complex financial instruments (as further described below). Management has concluded that these material weaknesses in internal control over financial reporting were due to the fact that (i) with respect to weaknesses (a), (b) and (c), we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee our business processes and controls, and (ii) with respect to weakness (d), we had limited resources and did not have the appropriate resources, with the appropriate level of experience and technical expertise, to oversee the accounting for complex accounting transactions.
On April 12, 2021, the Staff of the SEC issued the SEC Statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies. Following issuance of the SEC Statement, on April 29, 2021, TSIA concluded that it was appropriate to restate the previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, TSIA identified a material weakness in its internal controls over financial reporting. Management has concluded that this material weakness in internal control over financial reporting was due to the fact that TSIA had limited resources and did not have the appropriate resources with the appropriate level of experience and technical expertise, to oversee technical accounting transactions.
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
We have implemented substantial remediation efforts as described below. As such, weaknesses (a), (b) and (d) as noted above have been addressed. Remediation efforts are still ongoing for weakness (c) regarding the development and effectiveness of control activities, and we are on target to remediate this material weakness during the year ended December 31, 2022. Remediation efforts to date include the following:
•We strengthened our compliance and accounting functions with additional experienced hires to address evaluation of technical accounting matters, as well as added headcount to address general segregation of duties. System controls have been implemented, tested and determined to be effective pertaining to review and approval of journal entries. As such, management believes that components (a) and (d) of the material weaknesses identified above have been remediated as of December 31, 2021.

•We performed a formalized financial and fraud risk assessment and subsequently selected and designed internal control activities, including over information technology. As such, management believes that component (b) of the material weaknesses identified above has been remediated as of December 31, 2021.
•We performed full-scope testing and assessed the effectiveness of our financial and information technology control activities. While substantial progress was made broadly, further action and additional testing in certain areas is required before we can conclude full remediation.
•We continue to be engaged with external consultants with public company and technical accounting experience to facilitate accurate and timely accounting closes and to accurately prepare and review the financial statements and related footnote disclosures. We plan to retain these financial consultants, as needed, until such time that the required financial controls have been fully implemented.
The actions that have been taken are subject to continued review and testing by management, as well as oversight by the audit committee of our board of directors. While we have implemented a variety of steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate, which could impair our ability to accurately and timely meet our public company reporting requirements.
Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe that we have employed supplementary procedures to ensure that the financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
Changes in Internal Control over Financial Reporting
Other than in connection with the implementation of the remedial measures described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Executive Compensation.”
Item 11. Executive Compensation
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this Item 11 is incorporated herein by reference to the information under the caption “Executive Compensation” in our Definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership required by Item 403 of Regulation S-K is incorporated herein by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Definitive Proxy Statement. See also the information provided in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, Director Independence
The information required regarding certain relationships and related transactions and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Proposal 1—Election of Directors” in our Definitive Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A of the Exchange Act is incorporated herein by reference to the information under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The Consolidated Financial Statements of the Company are included in Part II, Item 8 of this Report.
(a)(2) Financial Statement Schedules.
All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related footnotes, or are either inapplicable or not required.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Report.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Specimen Common Stock Certificate.	S-1/A	4.2	10/30/2020
4.2	Specimen Warrant Certificate.	S-1/A	4.3	10/30/2020
4.3	Warrant Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as Warrant Agent.	8-K	4.1	11/13/2020
4.4	Description of the Registrant’s Securities (filed herewith).
10.1	Amended and Restated Registration Rights Agreement, dated as of June 4, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch named therein.	8-K	10.1	6/10/2021
10.2†	Latchable, Inc. 2014 Stock Incentive Plan.	S-4	10.12	3/10/2021
10.3†	Latch, Inc. 2016 Stock Plan.	S-4	10.13	3/10/2021
10.4†	Latch, Inc. 2021 Incentive Award Plan.	S-8	99.1	8/09/2021
10.5†	Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	10.8	6/10/2021
10.6†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8-K	10.9	6/10/2021
10.7	Letter Agreement, dated as of January 24, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch.	S-4	10.9	3/10/2021
10.8	Company Holders Support Agreement, dated January 24, 2021, by and among TSIA, Legacy Latch and certain other parties thereto.	S-4	10.10	3/10/2021
10.9	Form of Subscription Agreement.	S-4	10.11	3/10/2021
10.10	Form of Indemnification Agreement.	S-4/A	10.15	3/30/2021
10.11	Investment Management Trust Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as trustee.	8-K	10.2	11/13/2020
10.12	Securities Subscription Agreement, dated as of September 23, 2020, by and between the Company and the Sponsor.	S-1	10.7	10/23/2020
10.13†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Luke Schoenfelder.	S-4	10.16	3/10/2021
10.14†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Michael Brian Jones.	S-4	10.17	3/10/2021
10.15†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Garth Mitchell.	S-4	10.18	3/10/2021
10.16†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Ali Hussain.	S-4	10.19	3/10/2021
21.1	List of Subsidiaries of Latch, Inc. (filed herewith).
23.1	Consent of Deloitte & Touche LLP. (filed herewith).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).
*	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATCH, INC.

By:	/s/ Luke Schoenfelder
Luke Schoenfelder
Chief Executive Officer and Chairman of the Board of Directors

March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke Schoenfelder	Chief Executive Officer and Chairman of the Board of Directors	March 1, 2022
Luke Schoenfelder	(Principal Executive Officer)

/s/ Garth Mitchell	Chief Financial Officer and Treasurer	March 1, 2022
Garth Mitchell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Campbell	Director	March 1, 2022
Peter Campbell

/s/ Patricia Han	Director	March 1, 2022
Patricia Han

/s/ Raju Rishi	Director	March 1, 2022
Raju Rishi

/s/ J. Allen Smith	Director	March 1, 2022
J. Allen Smith

/s/ Robert J. Speyer	Director	March 1, 2022
Robert J. Speyer

/s/ Andrew Sugrue	Director	March 1, 2022
Andrew Sugrue