Form 10-Q
period 2022-03-31
Latch, Inc.
filed 2022-05-05
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 3, 2022, there were 143,621,160 shares of the registrant’s common stock outstanding, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:
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
•our ability to upgrade and maintain our information technology systems; and
•our ability to acquire and protect intellectual property.
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

Latch, Inc. and Subsidiaries
Form 10-Q
Table of Contents

Page
Part I - Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2022 and 2021	2
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2022 and 2021	3
Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38
Part II - Other Information	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	41
Signatures	42

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of March 31, 2022 (unaudited)	As of December 31, 2021
Assets
Current assets
Cash and cash equivalents	$90,959	$124,782
Available-for-sale securities - current	172,993	158,973
Accounts receivable, net	28,967	25,642
Inventories, net	18,996	11,615
Prepaid expenses and other current assets	12,047	11,606
Total current assets	323,962	332,618
Property and equipment, net	2,755	2,039
Available-for-sale securities - non-current	71,058	102,878
Internally developed software, net	14,411	12,475
Other non-current assets	2,929	2,294
Total assets	$415,115	$452,304

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,757	$6,229
Accrued expenses	24,687	24,184
Deferred revenue - current	7,211	6,016
Other current liabilities	2,935	4,342
Total current liabilities	40,590	40,771
Deferred revenue - non-current	28,484	24,190
Warrant liability	3,520	9,787
Other non current liabilities	178	—
Total liabilities	72,772	74,748
Commitments and contingencies (see Note 11)

Stockholders’ equity (deficit)
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 142,237,954 and 141,592,388 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively(1)	32	25
Additional paid-in capital	718,305	706,713
Accumulated other comprehensive loss	(2,292)	(676)
Accumulated deficit	(373,702)	(328,506)
Total stockholders’ equity (deficit)	342,343	377,556
Total liabilities and stockholders’ equity (deficit)	$415,115	$452,304
(1)Shares issued and outstanding as of March 31, 2022 and December 31, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1, Description of Business.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Hardware	$9,055	$5,014
Software	3,039	1,615
Services	1,561	—
Total revenue	13,655	6,629
Cost of revenue(1)(2):
Hardware	10,992	6,028
Software	323	134
Services	1,718	—
Total cost of revenue	13,033	6,162
Operating expenses:
Research and development(2)	18,257	9,615
Sales and marketing(2)	17,296	3,750
General and administrative(2)	14,178	17,696
Depreciation and amortization	1,506	653
Total operating expenses	51,237	31,714
Loss from operations	(50,615)	(31,247)
Other income (expense)
Change in fair value of warrant liability	6,267	—
Change in fair value of trading securities	1,000	—
Interest expense, net	(864)	(3,318)
Other expense	(2)	(3,536)
Total other income (expense), net	6,401	(6,854)
Loss before income taxes	(44,214)	(38,101)
Provision for income taxes	17	—
Net loss	$(44,231)	$(38,101)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1,618)	—
Foreign currency translation adjustment	2	(7)
Comprehensive loss	$(45,847)	$(38,108)

Net loss per common share
Basic and diluted net loss per common share	$(0.31)	$(3.65)
Weighted average shares outstanding
Basic and diluted	141,970,190	10,438,778

(1)Exclusive of depreciation and amortization shown in operating expenses below.
(2)Stock-based compensation expense included in cost of revenue and operating expenses is as follows:
Cost of revenue	$272	$14
Research and development	4,501	3,999
Sales and marketing	2,322	161
General and administrative	4,623	10,319
Total stock-based compensation	$11,718	$14,493

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

	Three months ended March 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

January 1, 2021	71,069	$160,605	9,106	$—	$7,901	$9	$(162,187)	$(154,277)
Retroactive application of Exchange Ratio	(7,313)	—	(937)	—	—	—	—	—
January 1, 2021 as adjusted	63,756	160,605	8,169	—	7,901	9	(162,187)	(154,277)
Exercises of common stock options	—	—	5,428	—	2,816	—	—	2,816
Stock-based compensation	—	—	—	—	14,513	—	—	14,513
Foreign translation adjustment	—	—	—	—	—	(7)		(7)
Net loss	—	—	—	—	—	—	(38,101)	(38,101)
March 31, 2021	63,756	$160,605	13,597	$—	$25,230	$2	$(200,288)	$(175,056)

	Three months ended March 31, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
January 1, 2022	—	$—	141,593	$25	$706,713	$(676)	$(328,506)	$377,556
Cumulative effect adjustment of adopting ASC 326	—	—	—	—	—	—	(965)	(965)
Exercises of common stock options	—	—	365	4	171	—	—	175
Issuance of common stock upon settlement of restricted stock units	—	—	490	5	—	—	—	5
Tax withholdings on settlement of equity awards	—	—	(210)	(2)	(1,291)	—	—	(1,293)
Transaction costs related to reverse capitalization	—	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	12,737	—	—	12,737
Foreign translation adjustment	—	—	—	—	—	2	—	2
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	—	—	—	(44,231)	(44,231)
March 31, 2022	—	$—	142,238	$32	$718,305	$(2,292)	$(373,702)	$342,343
Excludes 738,000 shares subject to vesting requirements. See Note 1, Description of Business.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(44,231)	$(38,101)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,506	653
Non-cash interest expense	994	1,934
Change in fair value of derivative liabilities	—	3,597
Change in fair value of warrant liability	(6,267)	—
Change in fair value of trading securities	(1,000)	—
Provision for excess and obsolete inventory	665	9
Allowance (reversal) for doubtful accounts	(50)	171
Stock-based compensation	11,718	14,493
Changes in assets and liabilities
Accounts receivable	(4,241)	(1,108)
Inventories	(8,046)	537
Prepaid expenses and other current assets	811	(2,424)
Other non-current assets	(713)	(53)
Accounts payable	(471)	1,732
Accrued expenses	199	1,331
Other current liabilities	(344)	—
Other non-current liabilities	178	620
Deferred revenue	5,489	2,279
Net cash used in operating activities	(43,803)	(14,330)
Investing activities
Purchase of available-for-sale securities	(24,367)	—
Proceeds from maturities of available-for-sale securities	39,587	—
Purchase of trading securities	(250)	—
Purchase of property and equipment	(736)	(290)
Development of internal software	(2,069)	(1,446)
Net cash provided by (used in) investing activities	12,165	(1,736)
Financing activities
Proceeds from issuance of common stock	180	2,035
Payments for tax withholding on net settlement of equity awards	(1,293)	—
Proceeds from revolving credit facility	1,345	53
Repayment of revolving credit facility	(2,409)	—
Net cash (used in) provided by financing activities	(2,177)	2,088
Effect of exchange rate on cash	(8)	(9)
Net change in cash and cash equivalents	(33,823)	(13,987)
Cash and cash equivalents
Beginning of period	124,782	60,529
End of period	$90,959	$46,542

Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$1,019	$21
Capitalization of transaction costs	$—	$3,412
Accrued issuance costs	$25	$—
Accrued fixed assets	$251	$67
Receivable from option exercises	$—	$781
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

1.DESCRIPTION OF BUSINESS
Latch, Inc. (referred to herein, collectively with its subsidiaries, as “Latch” or the “Company”) is an enterprise technology company focused on revolutionizing the way people experience spaces by making spaces better places to live, work and visit through a system of software, devices and services. Latch has created a full-building operating system, LatchOS, that addresses the essential needs of modern buildings by streamlining building operations, enhancing the resident experience and enabling more efficient interactions with service providers.
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
The Company is located and headquartered in New York, NY. Other offices operated by the Company are in San Francisco, CA; Denver, CO; and Taipei, Taiwan. In May 2019, the Company incorporated Latch Taiwan, Inc., a wholly owned subsidiary, in the state of Delaware. In October 2020, the Company incorporated Latch Insurance Solutions, LLC, a wholly owned subsidiary, in the state of Delaware. In September 2021, the Company incorporated Latch Systems Ltd., a wholly owned subsidiary, in England and Wales. The Company’s revenues are derived primarily from operations in North America.
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
On June 4, 2021, the Company consummated the Business Combination and the other Transactions (the “Closing”). The following occurred upon the Closing:
•The mandatory conversion feature upon a business combination was triggered for the convertible promissory notes issued in 2020 (the “Convertible Notes”), causing a conversion of the $50.0 million outstanding principal amount of these Convertible Notes and any unpaid accrued interest into equity securities at a specified price. The noteholders received approximately 6.9 million shares of common stock in the Post Combination Company. Also, the embedded derivative related to the Convertible Notes was extinguished as part of the Closing.
•The 71.1 million outstanding shares of redeemable convertible preferred stock were exchanged for 63.8 million shares of common stock in the Post Combination Company.
•Repayment in full of the outstanding principal and accrued interest on a term loan entered into in 2020 in the total amount of $5.0 million. The embedded derivative on the warrants issued in connection with the term loan was extinguished as part of the Closing.
•Holders of 5,916 shares of TSIA’s Class A common stock sold in its initial public offering (the “Initial Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from TSIA’s initial public offering (the “TSIA IPO”), calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $0.06 million in the aggregate.

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
•Pursuant to subscription agreements entered into in connection with the Merger Agreement, certain investors agreed to subscribe for an aggregate of 19.3 million newly-issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $192.6 million (the “PIPE Investment”). The PIPE Investment included 0.3 million newly issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $2.6 million that was used to fund a cash election. At the Closing, the Company consummated the PIPE Investment.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2021 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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
The Company’s significant accounting policies for its Condensed Consolidated Financial Statements as of March 31, 2022 are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Consolidated Financial Statements for the year ended December 31, 2021.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Marketable Securities
The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”) that requires credit losses to be recorded on an expected loss methodology. The Company monitors the marketable securities for expected credit losses and indicators of impairment. If it is determined that an investment has an expected credit loss, the Company recognizes the investment loss in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company periodically evaluates its investments to determine if impairment charges are required.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at net realizable value, net of allowance for doubtful accounts and reserve for wholesale returns (See “—Revenue Recognition—Hardware” below for further information). Following the adoption of ASU 2016-13, the Company recognizes an accounts receivable allowance based on estimates of expected credit losses. The Company estimates the total expected credit loss over the lifetime of the receivables using historical loss data and by applying a loss-rate method using relevant available information from internal and external sources, including historical write-off activity, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in economic conditions. When certain amounts are deemed uncollectible, those balances are reserved in full.
The allowance for doubtful accounts is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, the Company considers various risk characteristics, including the financial asset type, size and historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and contract assets. The Company considers customer type, product lines and geography in relation to further segmentation and determined that further segmentation of the accounts receivable and contract assets would not yield a materially different credit loss allowance. The Company only segments its receivables based on the aging of the outstanding balance.
The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for doubtful accounts:

Balance as of January 1, 2022	$1,980
Impact of adopting ASU 2016-13	927
Provision for doubtful accounts	298
Recoveries	(353)
Balance as of March 31, 2022	$2,852
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
Leases
On January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”). The Company determines if an arrangement contains a lease at the inception of the arrangement. As part of the lease determination process, the Company assesses several factors, including, but not limited to, whether there is a right to control and direct the use of the asset and whether the other party has a substantive substitution right. The Company will apply the portfolio approach whenever leases are both similar in nature and have identical or nearly identical contract provisions. However, as the Company’s leases generally do not have identical or nearly identical contract provisions, the Company will account for

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

each of its leases at the contract level. If the Company enters into leases that are similar in nature and have identical or nearly identical contract provisions, the Company will apply the portfolio approach as necessary.
The Company has made the policy election to not separate lease and non-lease components for any of its leases within its existing classes of assets. The Company will evaluate this election for any new leases involving a new underlying class of asset. The Company also made the policy election to not recognize a lease liability or a right-of-use asset for any leases with a term of 12 months or less. These lease payments are recognized on a straight-line basis over the lease term.
In general, the Company concluded that any of its renewal options and termination options are reasonably certain to not be exercised. This is due to the fact that the needs of the Company continue to evolve as the Company’s business progresses and its facility requirements may change in the future in order to support the Company’s operations. The Company does not generally enter into lease arrangements where the option to renew or terminate a lease is controlled by the lessor. However, the Company will evaluate any such options on a contract-by-contract basis to determine whether specific circumstances would result in the conclusion that any options are reasonably certain to be exercised.
Right-of-use (“ROU”) assets represent the right to use an underlying asset for the term of the lease, and lease liabilities represent the obligation to make lease payments throughout the term of the lease. ROU assets and lease liabilities are recognized as of the commencement date of the lease based on the present value of contractual lease payments due over the term of the lease. The Company uses an incremental borrowing rate to determine the present value of the lease payments, as the leases do not state the rate implicit in the lease. The incremental borrowing rate is determined based on various outstanding debt from which an estimated discount rate can be determined. These rates are adjusted, as necessary, to account for differences in the term, amounts and risks of each lease relative to the terms of the debt.
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the condensed consolidated balance sheets. We did not have any finance leases or subleases as of March 31, 2022 and December 31, 2021.
Rent expense related to our leases is allocated between cost of revenue, research and development, sales and marketing, and general and administrative depending on headcount and the nature of the underlying lease.
Intangible Assets
The Company’s finite-lived intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Assembled workforce	$700	$700
Domain names	318	318
Patents	37	37
Other intangibles	4	4
Intangible assets	1,059	1,059
Less: accumulated amortization	(292)	(213)
Total intangible assets, net	$767	$846
Revenue Recognition
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
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASU No. 2014-09 and its related amendments (collectively known as ASC 606, Revenue from Contracts with Customers). Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company currently generates its revenues from three primary sources: (1) hardware devices, (2) software products and (3) services related to the hardware devices.

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
The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one year for electronic components and five years for mechanical components. The Company replaces, repairs or refunds warrantable devices at its sole discretion. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three months ended March 31, 2022 and 2021, the reserve for hardware warranties was approximately 2% and 1% of cost of hardware revenue, respectively. The Company also provides certain customers a wholesale arrangement with a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three months ended March 31, 2022 and 2021, the reserve for wholesale returns against revenue was zero and $0.01 million, respectively. The reserve against accounts receivable as of March 31, 2022 and December 31, 2021 was $0.6 million and $0.6 million, respectively.
Software
The Company generates software revenue primarily through the sale of its software-as-a-service (“SaaS”) to building developers over its cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the optional features selected by customers as well as the term length. SaaS arrangements generally have term lengths of month-to-month, two-year, five-year and ten-year and include a fixed fee paid upfront except for the month-to-month arrangements. As a result of significant discounts provided to our customers on the longer-term software contracts paid upfront, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction where the outstanding principal balance decreases over time. The amount of interest expense related to this component was $1.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
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
Services
The Company generates revenues for services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis. The Company recognized services revenue of $1.6 million and zero for the three months ended March 31, 2022 and 2021, respectively.
Performance Obligations
The Company enters into contracts that contain multiple distinct performance obligations: hardware, software and services. The hardware performance obligation includes the delivery of hardware, the software performance obligation allows the customer access to the software during the contracted-use term when the promised service is transferred to the customer and the services performance obligation includes the delivery of activation and installation of the hardware. The Company has determined that the hardware, software and services are individual distinct performance obligations because they can be sold by the Company on a standalone basis, and because other vendors sell similar technologies and services on a standalone basis.
For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the good or service separately. If the standalone selling price is not observable

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions, historical pricing data and internal pricing guidelines related to the performance obligations. The Company then allocates the transaction price among those obligations based on the estimation of standalone selling price. For software revenue, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term. The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied was $35.7 million as of March 31, 2022. The Company expects to recognize the short-term amount of $7.2 million over the next 12 months, of which $11.1 million will be recognized as revenue and $3.9 million will be recognized as interest expense related to the significant financing component, and the long-term portion of $28.5 million over the contracted-use term of each agreement, of which $38.1 million will be recognized as revenue and $9.6 million will be recognized as interest expense related to the significant financing component.
Revenue Disaggregation
The Company had total revenue of $13.7 million and $6.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s revenues are derived primarily from operations in North America.
Deferred Contract Costs
The Company capitalizes commission expenses paid that are incremental to obtaining customer software contracts. Costs related to the initial signing of software contracts are amortized over the average customer life, which has been estimated to be ten years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, including renewals and extensions. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets; the remaining portion is recorded as deferred contract costs, non-current and is included in other non-current assets on the condensed consolidated balance sheets. Amortization expense is included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss.
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2022	$1,275
Additions to deferred contract costs	392
Amortization of deferred contract costs	(40)
Balance as of March 31, 2022	$1,627
Contract Assets and Contract Liabilities (Unbilled Receivables and Deferred Revenue)

	March 31, 2022	December 31, 2021
Contract assets (unbilled receivables)	$619	$633
Contract liabilities (deferred revenue)	$35,695	$30,206
The Company enters into contracts with its customers, which may give rise to contract assets (unbilled receivables) and contract liabilities (deferred revenue) due to revenue recognition differing from the timing of billings to customers. The Company recognizes unbilled receivables when the performance obligation precedes the invoice date. The Company considers contract assets similar to accounts receivable but with an extended credit term. Until the contract asset is billed, the Company is exposed to a similar credit risk as current accounts receivable. The expected loss percentage is the same as the loss rate used for each accounts receivable aging bucket. As of March 31, 2022, contract assets are reported net of a loss reserve of $0.04 million. The Company records unbilled receivables within accounts receivable, net on the condensed consolidated balance sheets.
The Company records contract liabilities to deferred revenue when the Company bills customers in advance of the performance obligations being satisfied on the Company’s contracts, which is generally the case for the Company’s software revenue. The Company generally invoices its customers monthly, or up to two years, five years or ten years in advance of services being provided. The Company recognized $2.4 million of prior year deferred software revenue during the three months ended March 31, 2022.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Increase in contract liabilities for the three months ended March 31, 2022 primarily resulted from growth of contracts with new and existing customers. Deferred revenue that will be recognized during the succeeding 12-month period is recorded within current liabilities on the accompanying Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of hardware revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs including personnel-related expenses associated with supply chain logistics and channel partner fees.
Cost of software revenue consists primarily of outsourced hosting costs and personnel-related expenses associated with monitoring and managing outsourced hosting service providers.
Cost of services revenue consists primarily of third-party installation labor costs, parts and materials and personnel-related expenses associated with deployment of our hardware.
Cost of revenue excludes depreciation and amortization shown in operating expenses.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company recorded a full valuation allowance against its deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. The fair value of restricted stock units (“RSUs”) is determined using the closing trading price of the Company’s common stock on the grant date. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock options, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of March 31, 2022, the Company had one customer that accounted for $5.0 million, or 17%, of gross accounts receivable. As of December 31, 2021, the Company had one customer that accounted for $3.0 million, or 12%, of gross accounts receivable. For the three months ended March 31, 2022 and 2021, the Company had one customer that accounted for $4.4 million and $0.9 million, or 32% and 14%, of total revenue, respectively.
Segment Information
The Company has one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC 842, which requires lessees to recognize most leases on the balance sheet as a right of use asset and related lease liability. On January 1, 2022, the Company adopted ASC 842 using a modified retrospective approach recording a cumulative-effect adjustment to retained earnings. The Company elected to adopt the practical expedients that permit it to combine lease and non-lease components for all lease contracts and also elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less. The Company recognized (i) $0.4 million of operating lease ROU assets recorded in other non-current assets on the Condensed Consolidated Balance Sheets and (ii) operating lease liabilities of (x) $0.2 million recorded in other current liabilities and (y) $0.2 million recorded in other non-current liabilities on the Condensed Consolidated Balance Sheets. The adoption of ASC 842 did not materially impact the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of equity and condensed consolidated statements of cash flows.
In June 2016, the FASB issued ASU 2016-13, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company determined that available-for-sale securities, accounts receivable and contract assets are the applicable financial assets that are subject to this ASU and adopted the guidance on January 1, 2022. The Company modified the impairment model related to the available-for-sale securities from the “other-than-temporary” impairment model to the “current expected credit losses” model and determined that an allowance for credit loss is not needed as of January 1, 2022 based on various factors, including the length of time and extent to which fair value has been lower than the cost basis, the financial condition and near-term prospects of the issuer and forecasted economic data. As of January 1, 2022, the Company recorded a cumulative-effect adjustment to retained earnings in the total amount of $1.0 million related to the allowance for doubtful accounts on the accounts receivable and contract assets using the modified retrospective approach.
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
The Company’s marketable securities by security type are summarized as follows:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$11,066	$(193)	$10,873
Commercial paper and corporate bonds	214,398	(1,788)	212,610
U.S. government agency debt securities	20,881	(313)	20,568
Total available-for-sale securities	$246,345	$(2,294)	$244,051

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
As of March 31, 2022 and December 31, 2021, the Company recorded $2.3 million and $0.7 million, respectively, of gross unrealized losses in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.
Trading Securities (Convertible Promissory Notes)
In July 2021, the Company purchased a convertible promissory note (the “Note”) from a counterparty for $4.0 million. In November 2021 and March 2022, the Company executed additional promissory notes in the aggregate amount of $0.5 million under the same terms as the initial Note (collectively referred to as the “Notes”). The outstanding principal of the Notes, together with unpaid and accrued interest, is due and payable on September 30, 2022, which can be extended at the option of the Company for a period of one year, unless the debt is converted to equity securities in the counterparty or the Company declares the Notes due and payable upon the occurrence of an event of default. The Notes also contain certain embedded features, including: acceleration in the event of default; automatic conversion into the equity of the counterparty upon a subsequent equity financing by the counterparty; optional conversion into equity upon the sale of preferred stock by the counterparty; optional acceleration or conversion into equity upon certain corporate transactions by the counterparty; and the Company’s option to extend the maturity date. Interest accrues at 6% per annum and is due upon the earlier of the maturity date or an event of default. The Notes meet the definition of a debt security under the provisions of ASC 320, Investments - Debt Securities. The Company classified the Notes as trading securities and categorized them within Level 3 of the fair value hierarchy. Changes in fair value are reported in earnings.
The Company recorded a gain on the Notes of $1.0 million during the three months ended March 31, 2022, recorded in change in fair value of trading securities on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Notes are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of March 31, 2022
	Amortized Cost	Estimated Fair Value
Due in less than one year	178,405	178,543
Due in one to five years	72,490	71,058
Total investments	$250,895	$249,601
The Company monitors the available-for-sale securities for expected credit losses and indicators of impairment. If it is determined that an investment has an expected credit loss, the Company recognizes the investment loss in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company periodically evaluates its investments to determine if impairment charges are required. Factors considered in determining whether there is an expected credit loss include:
•the length of time and extent to which fair value has been lower than the cost basis;
•the financial condition, credit quality and near-term prospects of the investee; and
•whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As of March 31, 2022, the Company had not identified any impairment indicators in the investments.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

During the three months ended March 31, 2022, the Company recorded no net realized gains or losses from the sale of investments.
4.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of March 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$22,157	$—	$—	$22,157
Money market funds	68,802	—	—	68,802
Total cash and cash equivalents	90,959	—	—	90,959
Available-for-sale securities	—	244,051	—	244,051
Trading securities (convertible promissory notes)	—	—	5,550	5,550
Total assets	$90,959	$244,051	$5,550	$340,560

Liabilities
Warrant liability	—	3,520	—	3,520
Total liabilities	$—	$3,520	$—	$3,520

	As of December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$8,983	$—	$—	$8,983
Money market funds	115,799	—	—	115,799
Total cash and cash equivalents	124,782	—	—	124,782
Available-for-sale securities	—	261,851	—	261,851
Trading securities (convertible promissory notes)	—	—	4,300	4,300
Total assets	$124,782	$261,851	$4,300	$390,933

Liabilities
Warrant liability	—	9,787	—	9,787
Total liabilities	$—	$9,787	$—	$9,787
The Company’s investments in money market funds backed by U.S. government securities have been classified as Level 1 as they are valued utilizing quoted prices (unadjusted) in active markets for identical assets. Investments in asset backed securities, commercial paper, corporate bonds and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources for the reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available.
The Company’s investments in the Notes are classified as Level 3 in the fair value hierarchy because they rely significantly on inputs that are unobservable in the market. The conversion price is dependent on varying events and equity value and therefore has been estimated using a Monte Carlo model to simulate the various future events.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Significant assumptions include: (i) the timing and amount of a subsequent equity financing, if any; (ii) the equity value of the counterparty as of March 31, 2022; (iii) once converted into equity, the timing of any liquidity event; (iv) the counterparty to undergo a dissolution if the new equity financing does not occur before the maturity of the Notes; and (v) an assumed recovery rate in a dissolution event. The Notes are measured at fair value using a Monte Carlo simulation model at each measurement date. With respect to the Notes, the Company elected to apply the fair value option and account for the hybrid instrument containing the Notes and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value being reported in earnings. For the three months ended March 31, 2022, the Company reported a change in fair value of the Notes of $1.0 million.
The following table provides quantitative information regarding Level 3 fair value inputs at their measurement dates:

March 31, 2022
Volatility	80.0%
Risk free rate	U.S Constant Maturity Treasury Yields
Term	0.50 years
During the three months ended March 31, 2022, there were no transfers of financial assets between Level 1 and Level 2.
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the TSIA IPO, but which were transferred to the Company as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the Condensed Consolidated Balance Sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Private Placement Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing price of the public warrants was $0.66 and $1.84 as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Private Placement Warrants was $3.5 million and $9.8 million as of March 31, 2022 and December 31, 2021, respectively.
The following table represents the activity of the Level 3 instruments:

Trading Securities
Balance at December 31, 2021	$4,300
Purchases	250
Change in fair value(1)	1,000
Balance at March 31, 2022	$5,550
(1)Recorded in other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended March 31, 2022, the Company purchased an additional Note (as described in Note 3, Investments), which is categorized as Level 3 in the fair value hierarchy. There were no sales of Level 3 instruments during the three months ended March 31, 2022. There were no transfers of instruments into or out of Level 3 during the three months ended March 31, 2022.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Office furniture	$86	$86
Computers and equipment	4,799	3,810
Property and equipment	4,885	3,896
Less: Accumulated depreciation	(2,130)	(1,857)
Total property and equipment, net	$2,755	$2,039
6.INTERNALLY DEVELOPED SOFTWARE, NET
Internally developed software, net consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Internally developed software	$13,071	$11,761
Construction in progress	5,812	4,339
Less: Accumulated amortization(1)	(4,472)	(3,625)
Total internally developed software, net	$14,411	$12,475
(1)Includes $0.3 million related to the decision not to proceed with further development of certain software products during the three months ended March 31, 2022.
Capitalized costs associated with construction in progress are not amortized into amortization expense until the related assets are put into service.
7.INVENTORIES, NET
Inventories, net consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw materials	$3,192	$2,513
Finished goods	16,084	9,492
Excess and obsolete reserve	(280)	(390)
Total inventories, net	$18,996	$11,615
The Company did not experience any significant inventory write-downs for the three months ended March 31, 2022.
8.LEASES
The Company has entered into various operating lease agreements, which are generally for offices and facilities. The Company leases office spaces in New York City, Denver, San Francisco, Chicago and Taiwan with lease termination dates through November 2024. The lease terms range from one to three years with no renewal options. The lease agreements often include escalating lease payments, renewal provisions and other provisions that require the Company to pay costs related to taxes, insurance and maintenance.
Additional information related to operating leases included on the Condensed Consolidated Balance Sheet as of and for the three months ended March 31, 2022 is presented in the table below (in thousands, except weighted average term and discount rate):

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

ROU asset	$430
Lease liabilities	$431
Operating lease cost	$125
Short-term lease cost	$177
Cash paid for amounts included in the measurement of operating lease liabilities	$124
Weighted average remaining lease term - operating leases	1.8 years
Weighted average discount rate - operating leases	14.5%
Maturities of lease liabilities as of March 31, 2022 are as follows:

Remainder of 2022	$248
2023	138
2024	102
2025	—
2026	—
Thereafter	—
Total lease payments	488
Less: imputed interest	57
Total lease liabilities	$431
9.ACCRUED EXPENSES
Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued compensation	$4,836	$6,407
Accrued warranties	318	556
Accrued purchases	4,800	1,692
Accrued excess inventory	1,114	550
Accrued operating expense	6,574	7,894
Accrued litigation costs	6,750	6,750
Other accrued expenses	295	335
Total accrued expenses	$24,687	$24,184
10.DEBT
Revolving Credit Facility
In January 2021, Legacy Latch signed an agreement for a revolving credit facility (the “revolving facility”) with a freight forwarding and customs brokerage company. The original revolving facility had a credit limit of $1.0 million. On July 1, 2021, the Company executed a new revolving credit facility with a credit limit of $6.0 million replacing the matured facility. The revolving facility is available to finance supply chain commercial invoices, including freight and customs duty charges. The Company authorizes payment of invoices by the lender on the due date and repays the financed amount plus interest 90 days following the initial payment date. An installment plan agreement is executed for each financing request, which includes the interest rate. The interest rate for the installment plan agreements executed during the three months ended March 31, 2022 and 2021 ranged from 0.87% to 1.25% per month. The new facility has no financial covenants and limited non-financial covenants, including requiring the lender’s consent prior to a disposition of substantially all assets, a merger or acquisition or an ownership change in excess of 50% of the voting capital stock of the borrower. As of March 31, 2022 and December 31, 2021, there was $2.3 million and $3.4 million outstanding on the revolving facility, respectively, which is reported in other current liabilities on the Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

11.COMMITMENTS AND CONTINGENCIES
Purchase Commitment
In January 2021, the Company entered into an arrangement with a supplier that requires future minimum purchases of inventory for an aggregate amount of $3.3 million in scheduled installments starting in August 2021 through December 2022. Minimum purchases are $2.8 million in 2022. As of March 31, 2022, the Company purchased $0.8 million of inventory and accrued $0.5 million related to the unpurchased minimum commitment. As of December 31, 2021, the Company purchased $0.2 million of inventory and accrued $0.2 million related to the unpurchased minimum commitment.
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
Legal Contingencies
The Company is currently involved in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, to avoid the cost of litigation, the Company is negotiating a potential business resolution to the dispute with the service provider, which includes an agreement to engage the service provider for future services in exchange for market rate compensation for those services. The Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of March 31, 2022 and December 31, 2021, the Company accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2022 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
12.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share; and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Common Stock Reserved for Future Issuance
The reserved shares for future issuance as of March 31, 2022 include the following:

	March 31, 2022	December 31, 2021
Stock options issued and outstanding	14,452,845	15,009,656
Restricted stock units issued and outstanding	13,971,741	6,498,869
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares(1)	16,279,853	16,731,819
Total	60,037,740	53,573,645
(1)Effective January 1, 2022, the number of shares reserved for future issuance under the 2021 Incentive Award Plan increased by 7,116,519 shares.
Warrants
As part of the Closing of the Business Combination, 10.0 million public warrants sold during the TSIA IPO converted into 10.0 million public warrants to purchase up to 10.0 million shares of common stock of the Post Combination Company, which are exercisable at $11.50 per share. The Company accounts for warrants as required under ASC 815, Derivatives and Hedging, and has concluded that equity classification would be met for the public warrants as the Company has a single class of equity, and thus all holders vote 100% on all matters submitted to the Company’s stockholders and receive the same form of consideration in the event of a change of control (thus qualifying for the exception to the net cash settlement model), and the other conditions of equity classification would be met.
Fair Valuation Methodology - Private Placement Warrants
The private placement warrants, which Legacy Latch assumed as part of the Closing of the Business Combination, are recorded as warrant liabilities. See Note 4, Fair Value Measurements.
13.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share for common stock and preferred stock:

	Three Months Ended March 31,
	2022	2021
Numerator:
Numerator for basic and diluted net loss per share - net loss	$(44,231)	$(38,101)
Denominator:
Denominator for basic net loss per share - weighted average common shares	141,970,190	10,438,778
Effect of dilutive securities	—	—
Denominator for diluted net loss - adjusted weighted average common shares	141,970,190	10,438,778

Basic and diluted net loss per share	$(0.31)	$(3.65)
Potential common shares of 39.4 million underlying outstanding common stock options, RSUs and common stock warrants were excluded from diluted net loss per share for the three months ended March 31, 2022, as the Company had net losses, and their inclusion would be anti-dilutive. Potential common shares of 81.0 million (as adjusted for the Exchange Ratio) underlying outstanding preferred stock, common stock options and common stock warrants were excluded from diluted net loss per share for the three months ended March 31, 2021, as Legacy Latch had net losses, and their inclusion would be anti-dilutive.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

14.STOCK-BASED COMPENSATION
For the three months ended March 31, 2022 and 2021, the components of stock-based compensation expense were as follows:

	Three months ended March 31,
	2022	2021
Stock options	$1,408	$14,514
Restricted stock units	11,329	—
Capitalized costs(1)	(1,019)	(21)
Total stock-based compensation	$11,718	$14,493
(1)Included in internally developed software, net on the Condensed Consolidated Balance Sheets.
All stock-based compensation expense is included in cost of revenue, research and development, sales and marketing, and general and administrative on the condensed consolidated statements of operations and comprehensive loss.
Stock Incentive Plans
In January 2016, Legacy Latch adopted the Latch, Inc. 2016 Stock Plan (the “2016 Plan” and, together with the Latchable, Inc. 2014 Stock Incentive Plan, the “Prior Plans”) pursuant to which Legacy Latch’s board of directors was authorized (i) to grant either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”) to purchase shares of our common stock to our employees and (ii) to grant NSOs to outside directors and consultants. 22,797,955 shares had been authorized for issuance under the 2016 Plan when the 2021 Plan (defined below) became effective. Stock options under the 2016 Plan were granted with an exercise price equal to the stock’s fair market value at the grant date. Stock options outstanding under the 2016 Plan generally have ten-year terms and vest over a four-year period starting from the date specified in each award agreement. From and after the effectiveness of the 2021 Plan, no additional awards will be granted under the Prior Plans. Upon the effectiveness of the Business Combination, all outstanding stock options under the Prior Plans, whether vested or unvested, converted into options to purchase a number of shares of common stock of the Post Combination Company based on the Exchange Ratio. Awards previously granted under the Prior Plans will continue to be subject to the provisions thereof.
On June 3, 2021, the Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders at the Special Meeting and became effective upon the Closing of the Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors. Effective January 1, 2022, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,519 shares. As of March 31, 2022, 15.7 million RSUs had been granted under the 2021 Plan.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock Options
A summary of the status of the employee and non-employee stock options as of March 31, 2022 and changes during 2022 is presented below (the number of options represents ordinary shares exercisable in respect thereof):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2021	15,009,656	$0.75
Options forfeited	(191,831)	$1.03
Options expired	—	$—
Options exercised	(364,980)	$0.72
Options granted	—	$—
Balance at March 31, 2022	14,452,845	$0.75	$50,922

Exercisable at March 31, 2022	11,121,183	$0.64	$40,421
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2022, total compensation expense not yet recognized related to unvested stock options was $1.7 million, which is expected to be recognized over a weighted average period of 1.6 years. Additionally, the Company records forfeitures as they occur.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
Restricted Stock Units
On February 22, 2022, the Company granted an aggregate of approximately 7.9 million RSUs under the 2021 Plan to certain employees and consultants at a grant date fair value of $5.09 per unit. The RSUs vest over three years.
On March 14, 2022, the Company granted an aggregate of approximately 0.6 million RSUs to certain employees at a grant date fair value of $3.40 per unit. The RSUs vest over three years.
Equity-based RSUs are settled in shares upon vesting and liability-based RSUs are settled in cash upon vesting. The RSUs vest over a period of one to four years. Upon vesting, employees may elect to have shares issued on the vesting dates net of the applicable statutory tax withholding to be paid by the Company on behalf of the participant. As a result, fewer shares are issued than the number of RSUs outstanding, and the tax withholding is recorded as a reduction to additional paid-in capital.
Equity-based
A summary of the equity-based RSUs as of March 31, 2022 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2021	6,477,513	$12.14
Granted	8,548,788	$4.97
Vested	(489,784)	$13.14
Forfeited	(584,141)	$8.25
Balance at March 31, 2022	13,952,376	$7.88
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $96.4 million as of March 31, 2022 and will be expensed over a weighted average period of 2.6 years.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Liability-based
A summary of the liability-based RSUs as of March 31, 2022 is presented below:

Number of RSUs
Balance at December 31, 2021	21,356
Granted	—
Vested	(1,991)
Forfeited	—
Balance at March 31, 2022	19,365
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the three months ended March 31, 2022, the Company recognized $0.01 million bonus expense within cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.1 million as of March 31, 2022 and will be expensed over a weighted average period of 2.2 years. The Company settled 1,991 liability-based RSUs for $0.01 million in cash for the three months ended March 31, 2022.
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
Cash Election
Prior to the Business Combination, Legacy Latch’s holders of vested stock options were given an election to cancel up to 25% of the vested stock options in exchange for $10.00 per share less the exercise price applicable to each share. An aggregate amount of 0.3 million options were cancelled. Payment for the cash election in the amount of $2.6 million was funded as part of the PIPE Investment and 0.3 million of newly issued shares of common stock were granted (see Note 1, Description of Business).
Modifications
In March 2022, the Company entered into a separation agreement with an employee that triggered a modification of the employee’s outstanding stock options and RSUs. The modification resulted in an incremental stock-based compensation expense of $2.1 million during the three months ended March 31, 2022, recorded in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
15.INCOME TAXES
The income tax provision for the three months ended March 31, 2022 and 2021 was $0.02 million and zero, respectively.
For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

As of March 31, 2022, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more than likely than not that these assets will not be fully realized.
16.RELATED-PARTY TRANSACTIONS
Throughout the Company’s history, the Company has obtained equity funding from strategic partners with whom the Company transacts through the ordinary course of business. As such, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of March 31, 2022 and December 31, 2021, the Company had $0.1 million and $0.5 million, respectively, of receivables due from these customers, which are included within accounts receivable on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, the Company had $0.1 million and $0.2 million, respectively, of hardware revenue from these customers, and $0.03 million and $0.2 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In January 2021, one of the Company’s existing equity holders acquired shares of Legacy Latch’s common stock from certain employees and non-employee service providers. See Note 14, Stock-Based Compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 and elsewhere in this Report, actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
Latch is an enterprise technology company focused on revolutionizing how people experience spaces by making spaces better places to live, work and visit through a system of software, devices and services. Latch has created a full-building operating system, LatchOS, which addresses the essential requirements of modern buildings. LatchOS streamlines building operations, enhances the resident experience and enables efficient interactions with service providers. Our product offerings, designed to optimize the resident experience, include smart access, delivery and guest management, smart home and sensors, connectivity and personalization and services. We combine hardware, software and services into a holistic system that makes spaces more enjoyable for residents, more efficient and profitable for building operators and more convenient for service providers.
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
Currently, we primarily serve the rental home markets in North America. Based on internal research and external reporting, we estimate there are approximately 32 million multi-family apartment home units in North America. Today we primarily serve new construction and retrofit buildings. Since our launch in 2017, we have seen the share of our business coming from retrofit opportunities increase significantly, a trend we expect to continue over the medium term. We also serve the single-family rental market through our existing relationships with large real estate developers and owners. Based on internal research and external reporting, we estimate there are 15 million single-family rental home units in North America.
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
Category adoption, expansion of our total addressable market and market growth. Our future growth depends in part on the continued consumer adoption of hardware, software and services products that improve resident experience and the growth of this market. In addition, our long-term growth depends in part on our ability to expand into adjacent markets and international territories in the future.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions that will impact our future operating results. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue.
The limitations our key business metrics have as an analytical tool include: (1) they might not accurately predict our future financial results and (2) other companies, including companies in our industry, may calculate our key business metrics or similarly titled measures differently, which reduces their usefulness as comparative measures.
As noted in our Annual Report on Form 10-K filed with the SEC on March 1, 2022, to better align our key business metrics with our internal priorities and business plans for 2022 and beyond, we are reporting new key business metrics beginning with the three months ended March 31, 2022, including Annual Recurring Revenue (“ARR”) and “Spaces.” Rather than focusing on our prior bookings-related metrics that represented future target deliveries, we are now focusing on the near-term execution and delivery of software and the scale of our active platform. Accordingly, we have also adjusted our internal sales compensation structure to discontinue compensating our sales teams on bookings-related metrics beginning in the second quarter of 2022. We are continuing to report total revenue (GAAP) and net loss (GAAP) as key business metrics, and we are also reporting software revenue (GAAP) as an additional key business metric.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except spaces)
GAAP Measures:
Software Revenue	$3,039	$1,615	$1,424	88%
Total Revenue	$13,655	$6,629	$7,026	106%
Net Loss	$(44,231)	$(38,101)	$(6,130)	(16%)
Key Performance Indicators:
ARR	$7,927	$3,340	$4,587	137%
Spaces	126,746	55,305	71,441	129%
Adjusted EBITDA	$(36,815)	$(13,892)	$(22,923)	(165%)
ARR
We use ARR to measure the recurring cash we expect to collect from our customers. ARR is defined as the annualized value of our active software contracts. A contract is considered active if a signed contract is in effect as of the end of the period. The contract value represents the cash value to Latch, net of promotional, term and any other discounts. ARR is calculated as the total contract value divided by the contract term in months, multiplied by twelve. We believe ARR provides useful information to investors because it measures the health and growth of our software business.
Spaces
We use Spaces to measure the quantity of units with active software contracts in buildings that generate ARR. Units represent apartments, other dwelling units or commercial spaces in a building. We believe Spaces provides useful information to investors by indicating the size of the opportunity to grow total revenue by increasing additional hardware, software and services revenue generated by each Space.
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
We currently generate revenue from three sources: (1) hardware devices that are both Latch-built (“first-party”) and partner-built (“third-party”), (2) software products used by property managers via Web or mobile and by residents via mobile and (3) services related to the hardware devices.
Hardware
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
Services
We generate revenues related to hardware, which includes services related to installation and activation of hardware devices sold to building developers. These services are recognized over time on a percentage of completion basis.
Cost of Revenue
Cost of hardware revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs including personnel-related expenses associated with supply chain logistics and channel partner fees. Cost of software revenue consists primarily of outsourced hosting costs and personnel-related expenses associated with monitoring and managing the outsourced hosting service provider. Our cost of revenue excludes depreciation and amortization shown in operating expenses. Cost of services revenue consists primarily of outsourced labor costs, parts and materials and personnel-related expenses associated with direct deployment of our hardware.
We expect some volatility in cost of hardware revenue primarily due to recent widespread challenges within the global electronics supply chain leading to a much more tactical sourcing environment and higher production and shipping costs.
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
Other Income (Expense), Net
Other income (expense), net consists of interest expense associated with the significant financing component of our longer-term software contracts, interest expense associated with our debt financing arrangements, interest income on highly liquid short-term investments, gain or loss on extinguishment of debt and gain or loss on change in fair value of derivatives, warrant liabilities and trading securities.
Provision for Income Taxes
The provision for income taxes consists primarily of income taxes related to state jurisdictions in which we conduct business. We maintain a full valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following tables set forth our historical operating results for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
(In thousands, except share and per share data)
Revenue:
Hardware	$9,055	$5,014	$4,041	81
Software	3,039	1,615	1,424	88
Services	1,561	—	1,561	N.M.
Total revenue	13,655	6,629	7,026	106
Cost of revenue(1)
Hardware	10,992	6,028	4,964	82
Software	323	134	189	141
Services	1,718	—	1,718	N.M.
Total cost of revenue	13,033	6,162	6,871	112
Operating expenses:
Research and development	18,257	9,615	8,642	90
Sales and marketing	17,296	3,750	13,546	361
General and administrative	14,178	17,696	(3,518)	(20)
Depreciation and amortization	1,506	653	853	131
Total operating expenses	51,237	31,714	19,523	62
Loss from operations	(50,615)	(31,247)	(19,368)	(62)
Other income (expense)
Change in fair value of warrant liability	6,267	—	6,267	N.M.
Change in fair value of trading securities	1,000	—	1,000	N.M.
Interest expense, net	(864)	(3,318)	2,454	74
Other expense	(2)	(3,536)	3,534	100
Total other income (expense), net	6,401	(6,854)	13,255	193
Loss before income taxes	(44,214)	(38,101)	(6,113)	(16)
Provision for income taxes	17	—	17	N.M.
Net loss	$(44,231)	$(38,101)	$(6,130)	(16)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1,618)	—	(1,618)	N.M.
Foreign currency translation adjustment	2	(7)	9	N.M.
Comprehensive income (loss)	$(45,847)	$(38,108)	$(7,739)	(20)
Net loss per common share
Basic and diluted net loss per common share	$(0.31)	$(3.65)
Weighted average shares outstanding
Basic and diluted	141,970,190	10,438,778

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M. – Not meaningful

Comparison of Three Months Ended March 31, 2022 and March 31, 2021
Revenue
Revenue increased $7.0 million when comparing the three months ended March 31, 2022 with the three months ended March 31, 2021. The increase was driven by a $4.0 million increase in hardware revenue, a $1.4 million increase in software revenue and a $1.6 million increase in services revenue, which was a new product offering released in the second quarter of 2021. The 81% hardware revenue growth is attributable to accelerated demand across all of our access products as well as third-party smart home devices. Software revenue increased 88%, which reflects the continued growth in Spaces as a result of the continued increases in delivered hardware units.
Cost of Revenue
Cost of revenue increased $6.9 million when comparing the three months ended March 31, 2022 with the three months ended March 31, 2021. The increase was primarily a result of the increases in cost of hardware revenue of $5.0 million and cost of services revenue of $1.7 million. The increase in cost of hardware revenue was mainly driven by costs associated with the increased hardware unit deliveries and increased hardware inventory costs due to the global supply chain challenges.
Research and Development Expenses
Research and development expenses increased $8.6 million when comparing the three months ended March 31, 2022 with the three months ended March 31, 2021. The increase was primarily due to: (i) $6.8 million of higher personnel-related expenses due to increased headcount to invest in expanding the functionality of our LatchOS platform; (ii) $0.6 million of higher stock-based compensation due to the RSUs granted since August 2021; and (iii) $0.5 million of higher software license expense due to increased investments made in technology.
Sales and Marketing Expenses
Sales and marketing expenses increased $13.5 million when comparing the three months ended March 31, 2022 with the three months ended March 31, 2021. The increase was primarily due to: (i) $8.2 million in higher personnel-related expenses due to increased headcount as we invest in our sales force and demand generation team; (ii) $2.2 million of higher stock-based compensation due to the RSUs granted since August 2021; (iii) $1.3 million of higher advertising expense; and (iv) $0.7 million in higher travel expenses.
General and Administrative Expenses
General and administrative expenses decreased by $3.5 million when comparing the three months ended March 31, 2022 with the three months ended March 31, 2021. The decrease was primarily due to $5.7 million in lower stock-based compensation as a result of a non-recurring stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers, partially offset by $2.1 million in higher personnel-related expenses due to increased headcount as a result of building out our corporate infrastructure to operate as a public company.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.9 million when comparing the three months ended March 31, 2022 with the three months ended March 31, 2021. The increase was primarily due to the increased capitalization and releases of internally developed software as a result of our investments made in our software engineering team and added functionality to our LatchOS platform.
Total Other Income (Expense), Net
Total other income increased by $13.3 million when comparing the three months ended March 31, 2022 with the three months ended March 31, 2021 primarily due to: (i) a $6.3 million favorable change in the fair value of the private placement warrants; (ii) a $1.0 million favorable change in fair value of the trading securities; (iii) a $2.5 million decrease in interest expense primarily related to the conversion of the Convertible Notes and the repayment of the term loan in June 2021 as part of the Business Combination; and (iv) a $3.5 million decrease in other expense primarily due to the extinguishment of the derivatives in June 2021 as part of the Business Combination.

Liquidity and Capital Resources
We have incurred losses since our inception. Prior to the Closing of the Business Combination, our operations were financed primarily through net proceeds from the issuance of our redeemable convertible preferred stock and Convertible Notes, as well as borrowings under our term loan. We received approximately $448.0 million in cash proceeds, net of fees and expenses funded in connection with the June 4, 2021 Closing of the Business Combination, which included approximately $192.6 million from the PIPE Investment. At Closing, we also repaid the $5.0 million term loan and cancelled an associated $5.0 million revolving line of credit. Also in connection with the Closing of the Business Combination, $50.0 million outstanding principal amount of Convertible Notes, and unpaid accrued interest thereon, converted into 6.9 million shares of our common stock. As of March 31, 2022, we had an accumulated deficit of $373.7 million, working capital of $283.4 million, $2.3 million outstanding under our $6.0 million revolving facility with a freight forwarding and customs brokerage company and $91.0 million in cash and cash equivalents. We have invested in available-for-sale securities, including commercial paper, corporate bonds, U.S. government agency debt securities and asset backed securities. As of March 31, 2022, available-for-sale securities totaled approximately $244.1 million. See Note 3, Investments, in Part I, Item 1. “Financial Statements.” The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
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
We believe our existing cash and cash equivalents, available-for-sale securities and revolving facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Indebtedness
On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility described in Note 10, Debt, in Part I, Item 1. “Financial Statements.” The revolving facility has a credit limit of $6.0 million with no stated maturity date. An installment plan agreement is executed for each financing request, which includes the interest rate. The revolving facility has no financial covenants and limited non-financial covenants, including requiring the lender’s consent prior to a disposition of substantially all assets, a merger or acquisition or an ownership change in excess of 50% of the voting capital stock of the borrower. As of March 31, 2022, $2.3 million was outstanding under the revolving facility.
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash used in operating activities	$(43,803)	$(14,330)
Net cash provided by (used in) investing activities	12,165	(1,736)
Net cash (used in) provided by financing activities	(2,177)	2,088
Effect of exchange rates on cash	(8)	(9)
Net change in cash and cash equivalents	$(33,823)	$(13,987)
Operating Activities
The increase of $29.5 million in net cash used in operating activities reflects the $19.4 million increase in the net loss, after adjusting for non-cash items, and a higher increase in inventory of $8.6 million in order to secure inventory in light of the uncertainty in the global supply chain environment.

Investing Activities
Net cash provided by investing activities increased by $13.9 million to $12.2 million for the three months ended March 31, 2022 from $(1.7) million for the three months ended March 31, 2021, primarily due to proceeds from the sales or maturities of available-for-sale securities, partially offset by higher capitalization of internally developed software costs reflecting increased headcount as well as incremental new functionality being added to our LatchOS platform for future product releases.
Financing Activities
In the three months ended March 31, 2022, net cash used in financing activities consisted of: (i) a $1.1 million net repayment of our revolving facility and (ii) a $1.3 million payment for tax withholding on net settlements of RSUs, partially offset by $0.2 million received upon the issuance of common stock in connection with exercises of stock options.
In the three months ended March 31, 2021, net cash provided by financing activities consisted primarily of $2.0 million received upon the issuance of common stock in connection with exercises of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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
Reconciliation of Adjusted EBITDA to Net Loss

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(44,231)	$(38,101)
Depreciation and amortization	1,506	653
Interest expense, net(1)	864	3,318
Provision for income taxes	17	—
Change in fair value of derivative liabilities	—	3,597
Change in fair value of warrant liability	(6,267)	—
Change in fair value of trading securities	(1,000)	—
Transaction-related costs(2)	538	2,148
Litigation costs(3)	40	—
Stock-based compensation(4)	11,718	14,493
Adjusted EBITDA	$(36,815)	$(13,892)
(1)As a result of significant discounts provided to our customers on our longer-term software contracts paid upfront, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income (expense), net on the consolidated statements of operations and comprehensive loss. The interest expense is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction where the outstanding principal balance decreases over time. Interest expense associated with the significant financing component included in interest (income) expense, net was $1.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
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
(4)Stock-based compensation expense associated with equity compensation plans including $11.3 million during the three months ended March 31, 2022 related to RSUs granted since August 2021 and $13.8 million related to the secondary purchase transaction during the three months ended March 31, 2021. See Note 14, Stock-Based Compensation included in Part I, Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents and available-for-sale securities of $335.0 million as of March 31, 2022. Our cash equivalents and available-for-sale securities are held in money market funds, U.S. government agency debt securities, commercial paper, corporate bonds and asset-backed securities. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. On June 4, 2021, the Company paid in full the outstanding principal and accrued interest on the term loan and converted the Convertible Notes to common stock. We have a revolving credit facility that includes a fixed interest rate and requires repayment of each financing request within 90 days. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
Substantially all of our revenue and operating expenses are denominated in U.S. dollars, and we do not believe that our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. If a significant portion of our revenue and operating expenses becomes denominated in currencies other than U.S. dollars, we may not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation and by transactional foreign currency conversions.
Commodity Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products. These components are impacted by global pricing pressures, general economic conditions and changes in tariff rates. We strive to offset increases in the cost of these materials through supplier negotiations and global sourcing initiatives. We are also exposed to fluctuations in transportation costs, which may remain at elevated levels depending on freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning. We continue to invest in supply chain initiatives to address industry-wide capacity challenges.
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
Management identified a material weakness in our internal control over financial reporting for the periods ended December 31, 2020 and 2019. The material weakness relates to selection and development of control activities, including over information technology related to certain account balances. Management has concluded that this material weakness in internal control over financial reporting was due to the fact that we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee our business processes and controls. As of December 31, 2021, the material weakness had not been remediated.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described above. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.
We have implemented substantial remediation efforts as described below. Remediation efforts are still ongoing regarding the development and effectiveness of control activities, and we remain on target to remediate this material weakness during the year ended December 31, 2022. Remediation efforts to date include the following:
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
The actions that have been taken are subject to continued review and testing by management, as well as oversight by the audit committee of our board of directors. While we have implemented a variety of steps to remediate this weakness, we cannot assure you that we will be able to fully remediate it, which could impair our ability to accurately and timely meet our public company reporting requirements.
Notwithstanding the assessment that our internal controls over financial reporting are not effective and that a material weakness exists, we believe that we have employed supplementary procedures to ensure that the financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
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
Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws	8-K	3.2	6/10/2021
10.1	Transition Agreement between Garth Mitchell and the Company, dated as of March 28, 2022 (filed herewith).
10.2	Employment Agreement between Barry Schaeffer and the Company, dated as of July 9, 2021 (filed herewith).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statement of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Unaudited, (iv) the Condensed Consolidated Statement of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ Luke Schoenfelder
Luke Schoenfelder
Chief Executive Officer and Chairman of the Board of Directors

May 5, 2022

By:	/s/ Barry Schaeffer
Barry Schaeffer
Interim Chief Financial Officer and Treasurer

May 5, 2022