Form 10-Q
period 2022-06-30
Latch, Inc.
filed 2024-12-19
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39688

Latch, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3087759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1220 N. Price Road, Suite 2
Olivette, Missouri 63132
(314) 200-5218
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 17, 2024, there were 160,958,647 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
Introduction
During the quarter ended June 30, 2022, the audit committee (the “Audit Committee”) of Latch, Inc.’s (“Latch,” the “Company,” “we” or “our”) board of directors (the “Board”) commenced an investigation (the “Investigation”) of certain of the Company’s key performance indicators and revenue recognition practices, including the accounting treatment, financial reporting and internal controls related thereto. On August 19, 2022, based on the preliminary findings of the Investigation, the Audit Committee determined that the Company’s consolidated financial statements for the year ended December 31, 2021 and the quarter ended March 31, 2022 should no longer be relied upon as a result of material errors and possible irregularities relating to, among other things, the manner in which the Company recognized revenue associated with the sale of hardware devices, primarily through third-party channel partners. Based on the preliminary findings of the Investigation, the Audit Committee expanded the scope of the Investigation to include prior periods and additional customers (as described below). On January 17, 2023, upon substantial completion of the Investigation, the Audit Committee determined that the Company’s consolidated financial statements for the years ended December 31, 2019 and 2020 also should no longer be relied upon.
Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements (the “Financial Statement Review”). As further detailed below, the Company identified errors related to, among other items: (i) revenue recognition of hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses and (iv) errors in certain key performance indicators, including “bookings” and related metrics.
As a result of the Investigation and Financial Statement Review, the Company is restating the financial statements (i) as of and for the period ended December 31, 2021 and (ii) for the period ended December 31, 2020 (collectively, the “Restated Financial Statement Periods”), as presented in the audited financial statements as of and for the period ended December 31, 2022 in the Annual Report on Form 10-K for the year ended December 31, 2022 filed concurrently herewith (the “2022 Annual Report”).
Additionally, to reflect the impact of the restatement, the 2022 Annual Report includes selected financial data described in the “Explanatory Note” of the 2022 Annual Report (collectively, the “Adjusted Financial Data”). Of such Adjusted Financial Data, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Form 10-Q”) only includes the financial data as of and for the quarters and year-to-date periods ended March 31, 2022 and June 30, 2021 (unaudited, restated). The reissued consolidated financial statements for the Restated Financial Statement Periods and the Adjusted Financial Data are referred to collectively in this Form 10-Q as the “Restatement.”
We are filing this Form 10-Q concurrently with the 2022 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. These reports are our first periodic reports filed with the Securities and Exchange Commission (“SEC”) since our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. Because of the delay in our periodic reporting and the changes that have occurred in our business since our last periodic filing, the information contained in this Form 10-Q reflects, where appropriate, more recent information about our business.
The delay in periodic reporting resulted, in part, from the Company’s decision to conduct the Financial Statement Review before the Company could finalize the Restatement. The Company believed the Financial Statement Review was necessary to ensure that the financial statements and information included in the 2022 Annual Report and this Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.
We believe that the turnover in our accounting and finance departments and the resulting lack of institutional knowledge also contributed to the delay in periodic reporting.
We have not filed, and do not intend to file, amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q covering the Restated Financial Statement Periods or 2019. Accordingly, with respect to such periods, investors and others should rely only on the financial information and other disclosures contained in this Form 10-Q, our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, the 2022 Annual Report or our future filings with the SEC, and not on the financial statements of any previously issued or filed reports, earnings releases or similar communications relating to the Restated Financial Statement Periods and 2019.
Financial information related to the quarter ended June 30, 2022 is being presented in this Form 10-Q for the first time and is not subject to the Restatement. However, financial information related to the quarter ended June 30, 2021 and any other Restated Financial Statement Period is being presented in this Form 10-Q on a restated basis and marked as “Restated.” If a period presented in this Form 10-Q includes financial information that is both restated and being presented in this Form 10-Q for the first time, such as the six month period ended June 30, 2022, it is not marked as “Restated.”

Findings of Investigation
The Investigation included a broad and extensive review of documents, including, among other items, customer contracts, invoices, purchase orders, letters of intent, customer quotes, shipping documentation, product return approvals, emails and internal messages. The Investigation also included interviews of certain present and former Company officers and employees as well as personnel from third-party channel partners. The initial scope of the Investigation consisted of invoice samples based upon the sales, payment and returns attributes of the largest channel partners. Following the preliminary findings, however, the scope of the Investigation was expanded to include samples across additional channel partners and sales directly to customers, which include building developers, building owners and property managers.
The errors and issues identified by the Investigation include errors and issues in the recognition of revenue resulting primarily from (1) a failure of certain sales personnel in certain cases to disclose relevant terms they had negotiated with channel partners and a failure to identify, consider or properly account for such terms, (2) a failure to consider fully the impact of certain terms of sales agreements with channel partners in determining the amount and timing of revenue to be recognized and (3) a failure to adequately assess collectability. The Investigation also identified errors in certain key performance indicators, including “bookings” and related metrics. However, to better align its key business metrics with its internal priorities and business plans for 2022 and beyond, the Company ceased presented bookings-related metrics in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. Accordingly, those metrics should no longer be relied upon. The errors and issues identified by the Investigation occurred at various times throughout the Restated Financial Statement Periods and 2019.
Internal Control Considerations
Management has assessed the effectiveness of the Company’s internal control over financial reporting. Based on (i) the findings of the Investigation, (ii) the Financial Statement Review and (iii) internal control deficiencies that existed as of December 31, 2021, the Company determined there were material weaknesses in its internal control over financial reporting as of December 31, 2022 in addition to those that existed as of December 31, 2021. As a result, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. Management has taken steps towards remediating the material weaknesses in the Company’s internal control over financial reporting. For additional information related to the material weaknesses in internal control over financial reporting and the related remedial measures, see Part I, Item 4. “Controls and Procedures.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our 2022 Annual Report, which is being filed concurrently herewith, titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:
•our ability to remediate the material weaknesses we identified in our internal control over financial reporting and the timing of such remediation;
•the performance of the Company’s stock, particularly given the limited liquidity and depressed trading prices of the Company’s common stock as a result of delisting of the Company’s securities from The Nasdaq Stock Market LLC (“Nasdaq”);
•whether the Company’s common stock and warrants, which are trading on OTC Markets Group Inc.’s (“OTC”) Expert Market (the “OTC Expert Market”), may remain on the OTC Expert Market rather than be listed on the OTCQX, OTCQB or OTC Pink markets;
•developments in the pending stockholder class action and derivative complaints or other legal proceedings, relating to the Investigation and Restatement or otherwise;
•regulatory disputes and governmental inquiries, including the SEC investigation discussed below;
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
•our ability to continue to develop new products, services and innovations to meet constantly evolving customer demands;
•our ability to hire, retain, manage and motivate employees, including key personnel;
•the impact of workforce reductions on our business, financial condition and results of operations;
•our ability to improve operating and financial results and attain profitability;
•compliance with laws and regulations applicable to our business;
•the impact of macroeconomic conditions on our business, our suppliers and our existing and potential customers;
•our ability to upgrade and maintain our information technology systems;
•our ability to acquire and protect intellectual property;
•our ability to successfully identify, complete, integrate and realize synergies from acquisitions, such as the HDW Acquisition and HelloTech Merger (each as defined below), including the inability to retain key personnel from such acquisitions;
•the potential adverse impact of the HDW Acquisition, HelloTech Merger and any future acquisitions, including the potential increase in risks already existing in our operations, poor performance or decline in value of HDW, HelloTech or other acquired businesses and unexpected costs or liabilities that may arise from the HDW Acquisition, HelloTech Merger or any future acquisitions; and
•the impact of remediating the findings of the Investigation.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Latch, Inc. and Subsidiaries
Form 10-Q
Table of Contents

Page
Part I - Financial Information	7
Item 1. Financial Statements	7
Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	7
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2022 and 2021	8
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2022 and 2021	9
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021	11
Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3. Quantitative and Qualitative Disclosures About Market Risk	65
Item 4. Controls and Procedures	65
Part II - Other Information	68
Item 1. Legal Proceedings	68
Item 1A. Risk Factors	68
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3. Defaults Upon Senior Securities	68
Item 4. Mine Safety Disclosures	68
Item 5. Other Information	68
Item 6. Exhibits	69
Signatures	70

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)	(restated)(a)
Assets
Current assets
Cash and cash equivalents	$80,598	$124,782
Available-for-sale securities, current	174,945	158,973
Accounts receivable, net	12,589	11,888
Inventories, net current	28,692	23,075
Prepaid expenses and other current assets	14,647	12,705
Total current assets	311,471	331,423
Available-for-sale securities, non-current	32,431	102,878
Internally developed software, net	14,348	11,005
Inventories, net non-current	8,425	—
Property and equipment, net	2,947	2,039
Other non-current assets	2,933	2,256
Total assets	$372,555	$449,601
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,096	$6,517
Accrued expenses	29,373	24,309
Deferred revenue, current	9,919	7,259
Other current liabilities	1,373	4,528
Total current liabilities	48,761	42,613
Deferred revenue, non-current	30,803	23,209
Warrant liability	821	9,787
Other non-current liabilities	141	—
Total liabilities	80,526	75,609
Commitments and contingencies (see Note 9)
Stockholders’ Equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 144,086,282 and 141,585,530 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively(b)	16	15
Additional paid-in-capital	724,285	705,865
Accumulated other comprehensive loss	(2,574)	(676)
Accumulated deficit	(429,698)	(331,212)
Total stockholders’ equity	292,029	373,992
Total liabilities and stockholders’ equity	$372,555	$449,601

(a)Restated amounts, including any adjustments to previously reported amounts, are presented in Note 2. Restatement of Prior Period Financial Statements and Information.
(b)Shares issued and outstanding as of June 30, 2022 and December 31, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
		(restated)(a)		(restated)(a)
Revenue:
Hardware	$4,710	$4,948	$13,998	$8,445
Software	3,239	1,627	5,946	3,104
Installation services	1,881	170	3,442	170
Total revenue	9,830	6,745	23,386	11,719
Cost of revenue(b):
Hardware	11,003	6,001	22,852	10,825
Software	334	174	661	308
Installation services	1,743	502	3,511	502
Total cost of revenue	13,080	6,677	27,024	11,635
Operating expenses:
Research and development	16,710	7,063	35,532	16,905
Sales and marketing	16,824	5,097	34,247	8,872
General and administrative	12,341	10,585	27,821	28,100
Depreciation and amortization	1,381	678	2,511	1,345
Total operating expenses	47,256	23,423	100,111	55,222
Loss from operations	(50,506)	(23,355)	(103,749)	(55,138)
Other income (expense), net
Change in fair value of derivative liabilities	—	(8,991)	—	(12,512)
Change in fair value of warrant liability	2,699	(4,795)	8,966	(4,795)
Change in fair value of trading securities	(2,500)	—	(1,500)	—
Loss on extinguishment of debt	—	(1,469)	—	(1,469)
Interest expense, net	(1,263)	(2,864)	(2,100)	(6,177)
Other income (expense), net	(29)	23	(31)	84
Total other income (expense), net	(1,093)	(18,096)	5,335	(24,869)
Loss before income taxes	(51,599)	(41,451)	(98,414)	(80,007)
Provision for income taxes	17	34	34	34
Net loss	$(51,616)	$(41,485)	$(98,448)	$(80,041)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(281)	—	(1,899)	—
Foreign currency translation adjustment	(1)	2	1	(5)
Comprehensive loss	$(51,898)	$(41,483)	$(100,346)	$(80,046)
Net loss per common share
Basic and diluted net loss per common share	$(0.36)	$(0.81)	$(0.69)	$(2.59)
Weighted average shares outstanding
Basic and diluted	143,253,837	51,256,111	142,615,560	30,960,173

(a)Restated amounts, including any adjustments to originally-presented amounts, are reported in Note 2. Restatement of Prior Period Financial Statements and Information.
(b)Exclusive of depreciation and amortization shown in operating expenses below.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Six months ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

January 1, 2021 (restated)	71,069	$160,605	9,106	$—	$8,127	$9	$(164,066)	$(155,930)
Retroactive application of Exchange Ratio	(7,313)	—	(937)	—	—	—	—	—
January 1, 2021 as adjusted	63,756	160,605	8,169	—	8,127	9	(164,066)	(155,930)
Exercises of common stock options	—	—	5,428	—	2,816	—	—	2,816
Stock-based compensation	—	—	—	—	14,451	—	—	14,451
Foreign currency translation adjustment	—	—	—	—	—	(7)		(7)
Net loss	—	—	—	—	—	—	(38,556)	(38,556)
March 31, 2021 (restated)	63,756	160,605	13,597	—	25,394	2	(202,622)	(177,226)
Exercises of common stock options	—	—	—	—	34	—	—	34
Conversion of Convertible Notes	—	—	6,925	—	69,252	—	—	69,252
Conversion of Legacy Latch warrants	—	—	233	—	2,143	—	—	2,143
Conversion of redeemable convertible preferred stock to common shares	(63,756)	(160,605)	63,756	1	160,604	—	—	160,605
Reverse recapitalization, net of transaction costs(a)	—	—	56,011	14	434,877	—	—	434,891
Stock-based compensation	—	—	—	—	552	—	—	552
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(41,485)	(41,485)
June 30, 2021 (restated)	—	$—	140,522	$15	$692,856	$4	$(244,107)	$448,768

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Six months ended June 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
January 1, 2022 (restated)	—	$—	141,586	$15	$705,865	$(676)	$(331,212)	$373,992
Cumulative effect adjustment of adopting ASC 326	—	—	—	—	—	—	(38)	(38)
Exercises of common stock options	—	—	365	—	177	—	—	177
Issuance of common stock upon settlement of restricted stock units	—	—	490	—	—	—	—	—
Tax withholdings on settlement of equity awards	—	—	(202)	—	(1,292)	—	—	(1,292)
Transaction costs related to reverse capitalization	—	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	13,075	—	—	13,075
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	—	—	—	(46,832)	(46,832)
March 31, 2022 (restated)	—	—	142,239	15	717,800	(2,292)	(378,082)	337,441
Exercises of common stock options	—	—	637	—	528	—	—	528
Issuance of common stock upon settlement of restricted stock options	—	—	1,833	1	—	—	—	1
Tax withholdings on settlement of equity awards	—	—	(622)	—	(1,883)	—	—	(1,883)
Stock-based compensation	—	—	—	—	7,840	—	—	7,840
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	—	—	(51,616)	(51,616)
June 30, 2022	—	$—	144,087	$16	$724,285	$(2,574)	$(429,698)	$292,029

(a)Excludes 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six months ended June 30,
	2022	2021
		(restated)(a)
Operating activities
Net loss	$(98,448)	$(80,041)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,511	1,345
Non-cash interest expense	1,622	3,490
Change in fair value of derivative liabilities	—	12,512
Change in fair value of warrant liability	(8,966)	4,795
Change in fair value of trading securities	1,500	—
Realized gains/losses on available-for-sale securities	8	—
Impairment loss on intangible assets	428	—
Loss on extinguishment of debt	—	1,469
Provision for non-cancellable purchase commitments and excess and obsolete inventory	(50)	53
Provision for doubtful accounts	795	397
Stock-based compensation	19,276	14,952
Changes in assets and liabilities
Accounts receivable	(1,496)	(3,388)
Inventories, net	(13,992)	(1,489)
Prepaid expenses and other current assets	(3,231)	731
Other non-current assets	(833)	(86)
Accounts payable	1,580	406
Accrued expenses	5,465	3,867
Other current liabilities	(28)	299
Other non-current liabilities	141	1,157
Deferred revenue	10,254	6,344
Net cash used in operating activities	(83,464)	(33,187)
Investing activities
Purchase of available-for-sale securities	(44,487)	—
Proceeds from maturities and call redemptions	95,399	—
Purchases of trading securities	(250)	—
Purchase of property and equipment	(1,956)	(624)
Development of internal software	(3,823)	(3,416)
Net cash provided by (used in) investing activities	44,883	(4,040)
Financing activities
Proceeds from Business Combination and private offering, net of issuance costs	—	449,967
Repayment of term loan	—	(5,000)
Proceeds from issuance of common stock	707	2,933
Payments for tax withholding on net settlement of equity awards	(3,176)	—
Proceeds from revolving credit facility	1,345	855
Repayment of revolving credit facility	(4,472)	(53)
Net cash (used in) provided by financing activities	(5,596)	448,702
Effect of exchange rate on cash	(7)	(5)
Net change in cash and cash equivalents	(44,184)	411,470
Cash and cash equivalents
Beginning of period	124,782	60,529
End of period	$80,598	$471,999
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$1,639	$51
Accrued issuance costs	$—	$1,715
Accrued fixed assets	$—	$93
Receivable from option exercises	$—	$13,872
Private placement warrants received as part of Business Combination	$—	$510

(a)Restated amounts, including any adjustments to originally-presented amounts, are reported in Note 2. Restatement of Prior Period Financial Statements and Information.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

1.DESCRIPTION OF BUSINESS
Latch, Inc. (referred to herein, collectively with its subsidiaries, as “Latch” or the “Company”) is a technology company primarily serving the multifamily rental home market segment of the smart building industry deploying hardware and software technology to digitize otherwise manual processes, including building and unit access and in-unit device control.
On June 4, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of January 24, 2021 (the “Merger Agreement”), by and among the Company (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc. (“Legacy Latch”)) and Lionet Merger Sub Inc., a wholly-owned subsidiary of TSIA (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly-owned subsidiary of the Company (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). In connection with the consummation of the Transactions (the “Closing”), the Company changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. The “Post-Combination Company” following the Business Combination is Latch, Inc.
In May 2019, the Company incorporated Latch Taiwan, Inc., a wholly-owned subsidiary, in the state of Delaware. In October 2020, the Company incorporated Latch Insurance Solutions, LLC, a wholly-owned subsidiary, in the state of Delaware. In September 2021, the Company incorporated Latch Systems Ltd, a wholly-owned subsidiary, in England and Wales. The Company’s revenues are derived primarily from operations in North America.
In May 2023, in connection with the HDW Acquisition (as defined and further described below), the Company formed two subsidiaries, one of which was the surviving entity of the HDW Acquisition and was renamed Honest Day’s Work, LLC. In June 2024, in connection with the HelloTech Merger (as defined and further described below), the Company formed a subsidiary into which HelloTech, Inc. merged as the surviving entity of the HelloTech Merger.
Effective November 1, 2023, the Company relocated its headquarters to St. Louis (Olivette), Missouri. From 2020 through 2023, the Company operated offices in Denver, Colorado, New York, New York, Los Angeles, California and Taipei, Taiwan.
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
Upon the Closing the following occurred:
•The mandatory conversion feature upon a business combination was triggered for the convertible notes issued by Legacy Latch between August 11, 2020 and October 23, 2020 with a maturity date of April 23, 2022 for an aggregate principal amount of $50.0 million (the “Convertible Notes”), causing a conversion of the $50.0 million outstanding principal amount of the Convertible Notes and any unpaid accrued interest into equity securities at a specified price. The noteholders received approximately 6.9 million shares of common stock in the Post-Combination Company. The embedded derivative related to the Convertible Notes was extinguished as part of the Closing.
•The 71.1 million outstanding shares of redeemable convertible preferred stock were exchanged for 63.8 million shares of common stock in the Post-Combination Company.
•Legacy Latch repaid in full the outstanding principal and accrued interest on the term loan in the total amount of $5.0 million. The embedded derivative in the warrants issued in connection with the term loan was extinguished as part of the Closing.
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
•The shares of TSIA Class B common stock held by TS Innovation Acquisitions Sponsor, L.L.C. (“Sponsor”) automatically converted to 7.4 million shares of common stock in the Post-Combination Company. Of the 7.4 million

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

shares of common stock held by the Sponsor, 738,000 are subject to vesting under certain conditions (the “Sponsor Earnout Shares”), including that the volume-weighted average price (“VWAP”) of the Post-Combination Company equals or exceeds $14.00 for any 20 trading days within a 30 trading day period on or prior to the five year anniversary of the Closing.
•Pursuant to subscription agreements entered into in connection with the Merger Agreement, certain investors agreed to subscribe for an aggregate of approximately 19.3 million newly-issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $192.6 million (the “PIPE Investment”). The PIPE Investment included approximately 0.3 million newly issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $2.6 million of cash election funding. See Note 13. Stock-Based Compensation. At the Closing, the Company consummated the PIPE Investment.
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

Cash - TSIA trust and cash, net of redemptions	$300,122
Cash - PIPE Investment including cash election funding	192,550
Less: transaction costs and advisory fees paid	(36,783)
Less: cash election payment, net	(2,313)
Less: issuance and other costs paid	(5,621)
Net proceeds from Business Combination	447,955
Less: Private placement warrants received as part of Business Combination	(13,872)
Plus: prepaid expenses received as part of Business Combination	510
Reverse recapitalization, net of transaction costs	$434,593
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
•Legacy Latch stockholders owned approximately 60.0% of the shares in the Post-Combination Company and thus had sufficient voting rights to exert influence over the Post-Combination Company.
•Legacy Latch appointed a majority of the Post-Combination Company’s board of directors and maintained a majority of the composition of management at the time of the transaction.
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
Post-Combination Company common stock and warrants commenced trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “LTCH” and “LTCHW,” respectively, on June 7, 2021. Since the August 10, 2023 suspension of trading in the Company’s common stock and warrants on Nasdaq and subsequent delisting, the Company’s securities have been traded on OTC Markets Group Inc.’s Expert Market.
2. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS AND INFORMATION
During the quarter ended June 30, 2022, the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Board”) commenced an investigation (the “Investigation”) of certain of the Company’s key performance indicators and revenue recognition practices, including the accounting treatment, financial reporting and internal controls related thereto. The Audit Committee determined that the Company’s consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 included in the Annual Report on Form 10-K for the year ended December 31, 2021, as well as the condensed consolidated financial statements for the first quarter of 2022 included in the Quarterly Report on Form 10-Q for the three months ended March 31, 2022, should no longer be relied upon as a result of material errors and possible irregularities relating to, among other things, the manner in which the Company recognized revenue associated with the sale of hardware devices, primarily through third-party channel partners. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements (the “Financial Statement Review”). As a result, the Company is restating certain financial data.
Errors Identified
Through the Investigation and the Financial Statement Review, the Company identified errors in various categories, including:
1.Revenue recognition - Hardware
In connection with the Investigation and the Financial Statement Review, the Company determined that its historical revenue was misstated, primarily as a result of the following: (a) a failure of certain sales personnel in certain cases to disclose relevant terms they had negotiated and a failure to identify, consider or properly account for such terms; (b) a failure to consider fully the impact of certain terms of sales agreements in determining the revenue to be recognized and (c) a failure to adequately assess collectability. As a result of the foregoing, in certain circumstances, the Company originally had recognized revenues before there was evidence that a contract existed and control had passed to the customer. Additionally, the Company determined that there was not sufficient evidence to recognize amounts of gross revenue that were subject to certain discounts provided to channel partners. Accordingly, certain previously reported revenue related to such channel partner discounts and an offsetting and equal cost of revenue needed to be reversed. In transactions in which discounts originally had been allocated between hardware and software revenues, deferred software was also adjusted. In addition, there were adjustments related to the returns reserve. Restated hardware revenues are recorded in the amount of consideration the Company received or expected to receive when it had evidence that a contract existed and control had passed to the customer. The impact of the foregoing on hardware revenue and cost of hardware revenue on the previously reported Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	Three months ended	Three months ended	Six months ended
	March 31, 2022	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)

Adjustments to hardware revenue:
Adjustments to hardware revenue excluding channel partner discounts	$1,012	$(1,002)	$(1,592)
Adjustments to hardware revenue - channel partner discounts	(779)	(1,082)	(2,009)
Total	$233	$(2,084)	$(3,601)

Adjustments to cost of hardware revenue:
Adjustments to cost of hardware revenue excluding channel partner discounts	$1,688	$(568)	$(944)
Adjustments to cost of hardware revenue - channel partner discounts	(779)	(1,082)	(2,009)
Total	$909	$(1,650)	$(2,953)
In addition to the impact of these adjustments on hardware revenue and cost of hardware revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss, additional accounts impacted by the Financial Statement Review include:
•General and administrative;
•Accounts receivable, net;
•Inventories, net;
•Accrued expenses;
•Deferred revenue, current;
•Deferred revenue, non-current;
•Other current liabilities;
•Prepaid expenses and other current assets; and
•Retained earnings.
2.Revenue recognition - Software
Revenue related to software as a service (“SaaS”) is generally recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer. In connection with the Financial Statement Review, the Company determined:
•In certain cases, access to software was not transferred to the customers upon execution of the software contract, which is when the revenue had been recognized. For such contracts, software revenue has been restated to reflect the date on which Latch provided access to the customer. In the tables below, the related adjustments are described as “access related.”
•Certain software licensing contracts did not meet revenue recognition criteria primarily due to collectability not being reasonably assured. As a result, certain balance sheet accounts, including accounts receivable and deferred revenue, have been restated to correct the amounts associated with such transactions. For certain software license renewals, revenue was recorded in a lump sum instead of over the subscription period. Revenues were restated to record the revenue over the subscription period. The impacts of these adjustments on software revenue are reflected in the tables below as “other.”
The adjustments associated with these corrections primarily impact software revenue on the previously reported Condensed Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	Three months ended	Three months ended	Six months ended
	March 31, 2022	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)

Access related	$(296)	$(167)	$(293)
Other	(36)	(16)	(28)
Total	$(332)	$(183)	$(321)
In addition to the impact of these adjustments on software revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss, additional accounts impacted by the Financial Statement Review include:
•General and administrative;
•Other income / (expense);
•Accounts receivable, net;
•Prepaid expenses and other current assets;
•Deferred revenue, current;
•Deferred revenue, non-current; and
•Retained earnings.
3.Internally-developed software
The Company capitalizes certain development costs incurred in connection with its internally-developed software (including specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality). These capitalized costs are primarily related to software that is hosted by the Company and the firmware in the Company’s devices. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization of costs ceases upon completion of all substantial testing, at which time amortization of the capitalized software begins.
In connection with the Financial Statement Review, the Company determined that, due to flawed operating procedures, the Company did not (i) begin to amortize certain amounts that had been recorded as software-in-development during 2020, 2021 and 2022 when the asset was ready for its intended use or (ii) expense certain amounts when the Company determined that the planned feature was discontinued. The adjustments associated with this correction had a net impact that increased the loss before income taxes by $0.4 million, $0.1 million and $0.3 million for the three months ended March 31, 2022, the three months ended June 30, 2021 and the six months ended June 30, 2021, respectively.
The restated amounts presented in the tables below reflect corrections of internally-developed software, amortization expense and accumulated amortization.
The adjustments associated with these corrections impact the following accounts on the previously reported Condensed Consolidated Financial Statements:
•Research and development;
•Depreciation and amortization; and
•Internally-developed software, net.
4.Stock-based compensation
The Company accounts for stock-based compensation expense ratably over the service period. Historically, the Company accelerated a portion of the restricted stock units’ (“RSUs”) fair value at grant date instead of recognizing that amount ratably over the award’s requisite service period. The adjustments associated with this correction, along with other stock-based compensation expense corrections, had a net impact that increased the loss before income

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

taxes by $0.3 million, $0.1 million and $0.03 million for the three months ended March 31, 2022, the three months ended June 30, 2021 and the six months ended June 30, 2021, respectively. The restated amounts presented in the tables below reflect stock-based compensation expense recognized ratably over the service period beginning at the grant date.
5.Other corrections
In connection with the Financial Statement Review, the Company determined that certain historical amounts did not meet the recognition criteria due to errors in amounts and/or the timing of recognition on the financial statements. The adjustments associated with these corrections had a net impact that increased the loss before income taxes by $0.4 million, $0.4 million and $0.4 million for the three months ended March 31, 2022, the three months ended June 30, 2021 and the six months ended June 30, 2021, respectively. The restated amounts presented in the tables below reflect amounts in the periods they were incurred.
The tables below present the impact of the Restatement adjustments on previously reported financial statements. Restatement adjustments are reflected as follows:
•Related to hardware revenue recognition are labeled “HW”
•Related to software revenue recognition are labeled “SW”
•Related to internally-developed software and software-in-development are labeled “IDS”
•Related to stock-based compensation are labeled “SBC”
•Related to other corrections are labeled “OC”
In those cases where an account has been adjusted due to more than one category, a footnote reference detailing the components has been added. Certain amounts reported previously have been reclassified and are labeled “RC”.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31, 2022
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$9,055	$233	HW	$9,288
Software	3,039	(332)	SW	2,707
Installation services	1,561	—		1,561
Total revenue	13,655	(99)		13,556
Cost of revenue(b)
Hardware	10,992	857	HW1, OC1, SBC[1]	11,849
Software	323	4	SW2, OC2	327
Installation services	1,718	50	OC	1,768
Total cost of revenue	13,033	911		13,944
Operating expenses
Research and development	18,257	565	OC3, IDS[3], SBC[3]	18,822
Sales and marketing	17,296	127	OC4, SBC[4]	17,423
General and administrative	14,178	1,302	HW5, SW5, OC5, RC5, SBC[5]	15,480
Depreciation and amortization	1,506	(376)	RC6, IDS[6]	1,130
Total operating expenses	51,237	1,618		52,855
Loss from operations	(50,615)	(2,628)		(53,243)
Other income, net
Change in fair value of warrant liability	6,267	—		6,267
Change in fair value of trading securities	1,000	—		1,000
Interest income (expense), net	(864)	27	SW	(837)
Other expense, net	(2)	—		(2)
Total other income, net	6,401	27		6,428
Loss before income taxes	(44,214)	(2,601)		(46,815)
Provision for income taxes	17	—		17
Net loss	$(44,231)	$(2,601)		$(46,832)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1,618)	—		(1,618)
Foreign currency translation adjustment	2	—		2
Comprehensive loss	$(45,847)	$(2,601)		$(48,448)
Net loss per common share:
Basic and diluted net loss per common share	$(0.31)	$(0.02)		$(0.33)
Weighted average shares outstanding:
Basic and diluted	141,970,190	—		141,970,190

(a)Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $909; OC1 $(56); SBC1 $4;
SW2 $8; OC2 $(4);
OC3 $42; IDS3 $445; SBC3 $78;
OC4 $(94); SBC4 $221;
HW5 $295; SW5 $183; OC5 $482; RC5 $307; SBC5 $35;
RC6 $(306); IDS6 $(70)
(b)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2022
	(unaudited)
	Previously Reported	Adjustments	Restated
Operating activities
Net loss	$(44,231)	$(2,601)	$(46,832)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,506	(376)	1,130
Non-cash interest expense	994	(42)	952
Change in fair value of warrant liability	(6,267)	—	(6,267)
Change in fair value of trading securities	(1,000)	—	(1,000)
Impairment loss on internally developed software	—	307	307
Provision for non-cancellable purchase commitments and excess and obsolete inventory	665	(775)	(110)
(Reversal) provision for doubtful accounts	(50)	478	428
Stock-based compensation expense	11,718	400	12,118
Changes in assets and liabilities
Accounts receivable	(4,241)	(15)	(4,256)
Inventories, net	(8,046)	2,586	(5,460)
Prepaid expenses and other current assets	811	(104)	707
Other non-current assets	(713)	32	(681)
Accounts payable	(471)	(155)	(626)
Accrued expenses	199	1,064	1,263
Other current liabilities	(344)	14	(330)
Other non-current liabilities	178	—	178
Deferred revenue	5,489	(709)	4,780
Net cash (used in) provided by operating activities	(43,803)	104	(43,699)
Investing activities
Purchase of available-for-sale securities	(24,367)	—	(24,367)
Proceeds from maturities of available-for-sale securities	39,587	—	39,587
Purchases of trading securities	(250)	—	(250)
Purchase of property and equipment	(736)	(483)	(1,219)
Capitalized internally-developed software	(2,069)	381	(1,688)
Net cash provided by (used in) investing activities	12,165	(102)	12,063
Financing activities
Proceeds from issuance of common stock	180	(2)	178
Payments for tax withholding on net settlement of equity awards	(1,293)	—	(1,293)
Proceeds from revolving credit facility	1,345	—	1,345
Repayment of revolving credit facility	(2,409)	—	(2,409)
Net cash used in financing activities	(2,177)	(2)	(2,179)
Effect of exchange rates on cash	(8)	—	(8)
Net change in cash and cash equivalents	(33,823)	—	(33,823)
Cash and cash equivalents
Beginning of year	124,782	—	124,782
End of period	$90,959	$—	$90,959
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$1,019	$(62)	$957
Accrued issuance costs	$25	$—	$25
Accrued fixed assets	$251	$(251)	$—

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Balance Sheet

	As of December 31, 2021
	Previously Reported	Adjustments	Category Reference(a)	Restated
Assets
Current assets
Cash and cash equivalents	$124,782	$—		$124,782
Available-for-sale securities, current	158,973	—		158,973
Accounts receivable, net	25,642	(13,754)	HW1, SW1, RC1	11,888
Inventories, net	11,615	11,460	HW2, OC2	23,075
Prepaid expenses and other current assets	11,606	1,099	HW3, SW3, OC3, RC3	12,705
Total current assets	332,618	(1,195)		331,423
Available-for-sale securities, non-current	102,878	—		102,878
Property and equipment, net	2,039	—		2,039
Internally-developed software, net	12,475	(1,470)	IDS	11,005
Other non-current assets	2,294	(38)	OC	2,256
Total assets	$452,304	$(2,703)		$449,601
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,229	$288	HW4, OC4	$6,517
Accrued expenses	24,184	125	HW5, OC5	24,309
Deferred revenue, current	6,016	1,243	HW6, SW6	7,259
Other current liabilities	4,342	186	OC	4,528
Total current liabilities	40,771	1,842		42,613
Deferred revenue, non-current	24,190	(981)	HW7, SW7	23,209
Warrant liability	9,787	—		9,787
Total liabilities	74,748	861		75,609
Commitments and contingencies (see Note 9)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 141,585,530 shares issued and outstanding as of December 31, 2021(b)	25	(10)	OC	15
Additional paid-in capital	706,713	(848)	HW9, SBC[9]	705,865
Accumulated other comprehensive loss	(676)	—		(676)
Accumulated deficit	(328,506)	(2,706)		(331,212)
Total stockholders’ equity	377,556	(3,564)		373,992
Total liabilities and stockholders’ equity	$452,304	$(2,703)		$449,601

(a) Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(11,846); SW1 $(1,275); RC1 $(633);
HW2 $11,949; OC2 $(489);
HW3 $24; SW3 $55; OC3 $387; RC3 $633;
HW4 $181; OC4 $107;
HW5 $218; OC5 $(93);
HW6 $467; SW6 $776;
HW7 $1; SW7 $(982);
HW8 $10; SBC8 $(858)
(b)    Shares issued and outstanding as of December 31, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30, 2021				Six months ended June 30, 2021
	(unaudited)				(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$7,032	$(2,084)	HW	$4,948	$12,046	$(3,601)	HW	$8,445
Software	1,810	(183)	SW	1,627	3,425	(321)	SW	3,104
Installation services	170	—		170	170	—		170
Total revenue	9,012	(2,267)		6,745	15,641	(3,922)		11,719
Cost of revenue(b)
Hardware	7,567	(1,566)	HW1, OC1, SBC[1]	6,001	13,595	(2,770)	HW6, OC6, SBC[6]	10,825
Software	173	1	SW2, OC2	174	307	1	SW7, OC7	308
Installation services	502	—		502	502	—		502
Total cost of revenue	8,242	(1,565)		6,677	14,404	(2,769)		11,635
Operating expenses
Research and development	6,989	74	OC3, IDS[3], SBC[3]	7,063	16,604	301	OC8, IDS[8], SBC[8]	16,905
Sales and marketing	5,055	42	OC4, SBC[4]	5,097	8,805	67	OC9, SBC[9]	8,872
General and administrative	9,993	592	HW5, SW5, OC5, SBC[5]	10,585	27,689	411	HW10, SW10, OC10, SBC[10]	28,100
Depreciation and amortization	689	(11)	IDS	678	1,342	3	IDS	1,345
Total operating expenses	22,726	697		23,423	54,440	782		55,222
Loss from operations	(21,956)	(1,399)		(23,355)	(53,203)	(1,935)		(55,138)
Other income (expense), net
Change in fair value of derivative liabilities	(8,991)	—		(8,991)	(12,588)	76	OC	(12,512)
Change in fair value of warrant liability	(4,795)	—		(4,795)	(4,795)	—		(4,795)
Loss on extinguishment of debt	(1,469)	—		(1,469)	(1,469)	—		(1,469)
Interest income (expense), net	(2,873)	9	SW	(2,864)	(6,191)	14	SW	(6,177)
Other income, net	23	—		23	84	—		84
Total other income (expense), net	(18,105)	9		(18,096)	(24,959)	90		(24,869)
Loss before income taxes	(40,061)	(1,390)		(41,451)	(78,162)	(1,845)		(80,007)
Provision for income taxes	10	24	OC	34	10	24	OC	34
Net loss	$(40,071)	$(1,414)		$(41,485)	$(78,172)	$(1,869)		$(80,041)
Other comprehensive income (loss)
Foreign currency translation adjustment	2	—		2	(5)	—		(5)

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Comprehensive loss	$(40,069)	$(1,414)	$(41,483)	$(78,177)	$(1,869)	$(80,046)
Net loss per common share:
Basic and diluted net loss per common share	$(0.78)	$(0.03)	$(0.81)	$(2.52)	$(0.06)	$(2.59)
Weighted average shares outstanding:
Basic and diluted	51,256,111		51,256,111	30,960,173		30,960,173

(a)Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(1,650); OC1 $81; SBC1 $3;
SW2 $2; OC2 $(1);
OC3 $(67); IDS3 $114; SBC3 $27;
OC4 $33; SBC4 $9;
HW5 $149; SW5 $100; OC5 $289; SBC5 $54;
HW6 $(2,953); OC6 $180; SBC6 $3;
SW7 $2; OC7 $(1);
OC8 $(8); IDS8 $248; SBC8 $61;
OC9 $57; SBC9 $10;
HW10 $143; SW10 $96; OC10 $214; SBC10 $(42)
(b)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2021
	(unaudited)
	Previously Reported	Adjustments	Restated
Operating activities
Net loss	$(78,172)	$(1,869)	$(80,041)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,342	3	1,345
Non-cash interest expense	3,490	—	3,490
Change in fair value of derivative liabilities	12,588	(76)	12,512
Change in fair value of warrant liability	4,795	—	4,795
Loss on extinguishment of debt	1,469	—	1,469
Provision for excess and obsolete inventory	53	—	53
Provision for doubtful accounts	159	238	397
Stock-based compensation expense	14,916	36	14,952
Changes in assets and liabilities
Accounts receivable	(4,076)	688	(3,388)
Inventories, net	(726)	(763)	(1,489)
Prepaid expenses and other current assets	742	(11)	731
Other non-current assets	(92)	6	(86)
Accounts payable	274	132	406
Accrued expenses	3,875	(8)	3,867
Other current liabilities	299	—	299
Other non-current liabilities	1,185	(28)	1,157
Deferred revenue	5,044	1,300	6,344
Net cash used in operating activities	(32,835)	(352)	(33,187)
Investing activities
Purchase of property and equipment	(584)	(40)	(624)
Capitalized internally-developed software	(3,727)	311	(3,416)
Net cash (used in) provided by investing activities	(4,311)	271	(4,040)
Financing activities
Proceeds from Business Combination and private offering, net of issuance costs	450,003	(36)	449,967
Repayment of term loan	(5,000)	—	(5,000)
Proceeds from issuance of common stock	2,816	117	2,933
Proceeds from revolving credit facility	855	—	855
Repayment of revolving credit facility	(53)	—	(53)
Net cash provided by financing activities	448,621	81	448,702
Effect of exchange rates on cash	(5)	—	(5)
Net change in cash and cash equivalents	411,470	—	411,470
Cash and cash equivalents
Beginning of year	60,529	—	60,529
End of period	$471,999	$—	$471,999
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$56	$(5)	$51
Accrued issuance costs	$1,715	$—	$1,715
Accrued fixed assets	$133	$(40)	$93
Private placement warrants received as part of Business Combination	$13,872	$—	$13,872
Prepaid expense received as part of Business Combination	$510	$—	$510

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, which are included in the Company’s 2022 Annual Report filed concurrently herewith.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries as of June 30, 2022, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications would not have a material effect on the reported financial results.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Estimates are used when accounting for revenue recognition, allowance for doubtful accounts, allowance for hardware returns, estimates of excess and obsolete inventory, stock-based compensation, warrants, impairment of fixed assets, investment in trading securities and capitalized internally-developed software. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; actual results could differ from those estimates.
The Company’s significant accounting policies for its Condensed Consolidated Financial Statements as of June 30, 2022 are summarized below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2022 and December 31, 2021, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
The Company’s cash balances exceed the limits that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.
Marketable Securities
The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss. The Company periodically evaluates its investments to determine if impairment charges are required.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at net realizable value, net of allowance for doubtful accounts and reserve for returns (see “Revenue Recognition” below for further information). The Company adopted Accounting Standards Update (“ASU”) 2016-13 effective January 1, 2022. Following the adoption, the Company recognizes an accounts receivable allowance based on estimates of expected credit losses. The Company estimates the total expected credit loss over the lifetime of the receivables using historical loss data and by applying a loss-rate method using relevant available information from internal and external sources, including historical write-off activity, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in economic conditions. When certain amounts are deemed uncollectible, those balances are reserved in full.
The allowance for doubtful accounts is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, the Company considers various risk characteristics, including the financial asset type, size and historical or expected credit loss pattern. These risk characteristics are relevant to accounts receivable and contract assets. The Company has considered customer identity, customer type and product lines and determined that further segmentation of the accounts receivable and contract assets would not yield a materially different credit loss allowance. The Company only segments its receivables based on the age of the outstanding balance. Restated hardware revenues are recorded in the amount of the consideration the Company received or expected to receive when the Company had evidence that a contract existed and control had passed to the customer. See Note 2. Restatement of Prior Period Financial Statements and Information.
As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts contains an estimate of credit losses for outstanding invoices related to (1) hardware accounts receivable when revenue was recognized for consideration received from the related software contract and (2) invoices related to software accounts receivable. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for doubtful accounts:

Balance as of January 1, 2022 (restated)	$1,241
Provision for doubtful accounts	795
Balance as of June 30, 2022	$2,036
Inventories, Net
Inventories consist of finished goods and component parts. Finished goods are manufactured by the Company or purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value with cost being determined using the average cost method. The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, when necessary. As of June 30, 2022, net inventories in excess of one year of historical sales are classified as other non-current assets on the Consolidated Balance Sheets.
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Channel inventory is included within inventory, net on the Consolidated Balance Sheets. Channel inventory is stated at the lower of cost or net realizable value with cost being determined using the average cost method.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful life in years
Office furniture	5
Computers and equipment	3 - 5

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company capitalizes the cost of pre-production tooling that it owns. Pre-production tooling that the Company will not own or that will not be used in producing products under long-term supply arrangements, including the related engineering costs, is expensed as incurred.
Software Development Costs
The Company capitalizes certain development costs incurred in connection with its internally-developed software (including specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality). These capitalized costs are primarily related to software that is hosted by the Company and the firmware in the Company’s devices. Costs incurred in the preliminary stages of development are expensed as incurred. Once a project has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internally-developed software is amortized on a straight-line basis over its estimated useful life, generally three to five years.
Intangible Assets
Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method.
Effective October 2021, the Company entered into an asset purchase agreement. The Company evaluated the acquisition under ASC 805, Business Combinations. The acquisition included the purchase of an assembled workforce to support certain of the Company’s business development efforts. The Company determined that there were no substantive assets outside of the assembled workforce, which was performing services for the Company prior to the acquisition. The Company determined that the acquisition did not qualify as a business. Therefore, the Company accounted for the $0.7 million acquisition of the assembled workforce as an asset acquisition, which is included in intangible assets as of December 31, 2021.
Intangible assets consisted of the following, which are included within other non-current assets on the Consolidated Balance Sheets.

	June 30, 2022	December 31, 2021
Assembled workforce	$700	$700
Domain names	318	318
Patents	37	37
Other intangibles	4	4
Intangible assets	1,059	1,059
Less: accumulated amortization	(371)	(213)
Total intangible assets, net	$688	$846
Total amortization expense related to intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and zero for both of the three and six months ended June 30, 2021. Total intangible impairment expense was zero for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021.
The estimated useful life of intangible assets is as follows:

Useful life in years
Assembled workforce	3
Domain names	3 - 13
Patents	12
Other intangibles	5

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Leases
On January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) using a modified retrospective approach, recording a cumulative-effect adjustment to retained earnings. The Company elected to adopt the practical expedients that permit it to combine lease and non-lease components for all lease contracts and also elected not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms of 12 months or less.
The Company determines if an arrangement contains a lease at the inception of the arrangement. As part of the lease determination process, the Company assesses several factors, including, but not limited to, whether there is a right to control and direct the use of the asset and whether the other party has a substantive substitution right. As the Company’s leases generally do not have identical or nearly identical contract provisions, the Company accounts for each of its leases at the contract level.
The Company has made the policy election to not separate lease and non-lease components for any of its leases within its existing classes of assets. The Company will evaluate this election for any new leases involving a new underlying class of asset. The Company has also made the policy election to not recognize a lease liability or an ROU asset for any leases with a term of 12 months or less. These lease payments are recognized on a straight-line basis over the lease term.
The Company has evaluated lease renewal options on a contract-by-contract basis to determine whether specific circumstances would result in the conclusion that any options are reasonably certain to be exercised. Generally, the Company does not enter into lease arrangements where the option to renew or terminate a lease is controlled by the lessor.
The Company cannot readily determine the interest rate implicit in leases where it is the lessee. As such, it uses its IBR to measure lease liabilities. The IBR is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of comparable value to the ROU asset in a similar economic environment. IBR therefore reflects what the Company “would have to pay,” which requires estimation when no observable rates are available or where the applicable rates need to be adjusted to reflect the terms and conditions of the lease. The Company estimates the IBR using observable inputs (such as market interest rates) when available and is required to make certain entity-specific estimates. The Company’s leases are generally not sensitive to changes in IBR due to their relatively short terms.
ROU assets represent the right to use an underlying asset for the term of the lease, and lease liabilities represent the obligation to make lease payments throughout the term of the lease. ROU assets and lease liabilities are recognized as of the commencement date of the lease based on the present value of contractual lease payments due over the term of the lease. The Company uses an incremental borrowing rate to determine the present value of the lease payments, as the leases do not state the rate implicit in the lease.
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the Condensed Consolidated Balance Sheets. The Company did not have any finance leases or subleases as of June 30, 2022 and December 31, 2021.
Rent expense is allocated among cost of revenue, research and development, sales and marketing, and general and administrative, based on headcount and the use of the underlying leased property.
Equity Issuance Costs
Costs incurred in connection with the issuance of the Company’s series preferred stock have been recorded as a direct reduction against redeemable convertible preferred stock within the Consolidated Balance Sheets.
Additionally, certain transaction costs incurred in connection with the Merger Agreement that are direct and incremental to the Business Combination (see Note 1. Description of Business) have been recorded as a component of additional paid-in capital within the Consolidated Balance Sheets.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC 606 and its related amendments (collectively known as ASC 606, Revenue from Contracts with Customers). Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company currently generates its revenues from three primary sources: (1) sales of hardware devices, (2) licenses of software products and (3) installation services related to the hardware devices.
Performance Obligations
The Company enters into contracts that contain multiple distinct performance obligations: hardware, software and installation services. The hardware performance obligation includes the delivery of hardware, the software performance obligation allows the customer access to the software during the contracted-use term when the promised service is transferred to the customer and the installation services obligation includes the delivery of activation and installation of the hardware. The Company has determined that the hardware, software and installation services are individual distinct performance obligations because they can be and generally are sold by the Company on a standalone basis, and because other vendors sell similar technologies and services on a standalone basis.
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
Hardware
The Company generates hardware revenue primarily from the sale of its portfolio of devices. The Company sells hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through its channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when there is evidence a contract exists and control has been transferred to the customer.
The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three and six months ended June 30, 2022, the reserve recorded for hardware warranties was approximately 2% and 2%, respectively, of cost of hardware revenue. For the three and six months ended June 30, 2021, the reserve recorded for hardware warranties was approximately 2% and 2%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and six months ended June 30, 2022, the allowance for returns reduced revenue by zero and $0.4 million, respectively. For the three and six months ended June 30, 2021, the allowance for returns reduced revenue by $0.4 million and $0.2 million, respectively.
Software
The Company generates software revenue primarily through the license of its SaaS cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $1.4 million and $2.4 million for the three and

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

six months ended June 30, 2022, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively.
The SaaS licenses provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue generally is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Installation Services
The Company generates revenues by facilitating hardware installation and activation services. These revenues are recognized over time on a percentage of completion basis. The Company recognized installation services revenue of $1.9 million and $3.4 million for the three and six months ended June 30, 2022, respectively, and $0.2 million for both the three and six months ended June 30, 2021.
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2022 (restated)	$1,237
Additions to deferred contract costs	711
Amortization of deferred contract costs	(111)
Balance as of June 30, 2022	$1,837
Contract Assets and Contract Liabilities

	June 30, 2022	December 31, 2021
		(restated)

Contract assets (unbilled receivables)	$1,182	$713
Contract liabilities (deferred revenue)	$40,722	$30,468
The Company enters into contracts with its customers, which may give rise to contract assets (unbilled receivables) and contract liabilities (deferred revenue) due to revenue recognition differing from the timing of billing to customers. The Company recognizes unbilled receivables when the performance obligation precedes the invoice date. The Company reports unbilled receivables within prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company records contract liabilities as deferred revenue when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The Company recognized $5.2 million of prior year deferred software revenue during the six months ended June 30, 2022 and $4.5 million during the year ended December 31, 2021.
As of June 30, 2022, total deferred revenue was $40.7 million. The current amount, which is expected to be recognized over the next 12 months, of $9.9 million is comprised of $14.6 million, which will be recognized as revenue, and $4.6 million, which will be recognized as interest expense related to the significant financing component. The non-current amount of $30.8 million is comprised of $41.7 million, which will be recognized as revenue, and $10.9 million, which will be recognized as interest expense related to the significant financing component.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Increase in deferred revenue for the three and six months ended June 30, 2022 primarily resulted from growth of contracts with new and existing customers.
Cost of Revenue
Cost of hardware revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importation costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs including personnel-related expenses associated with supply chain logistics. Costs of hardware revenue also include charges related to lower of cost or market adjustments and reserves for excess inventory and non-cancellable purchase commitments.
Cost of software revenue consists primarily of outsourced hosting costs and personnel-related expenses associated with monitoring and managing outsourced hosting service providers.
Cost of installation services revenue consists primarily of third-party installation labor costs, parts and materials and personnel-related expenses associated with deployment of hardware.
Cost of revenue excludes depreciation and amortization shown in operating expenses.
Research and Development
Research and development (“R&D”) expense consists primarily of personnel and related expenses for employees working on product design and engineering teams, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Also included are non-personnel costs such as amounts paid to third-party contract manufacturers for tooling, engineering and prototype costs of hardware products, fees paid to third-party consultants, R&D supplies, rent and restructuring costs. R&D costs that do not meet the criteria for capitalization are expensed as incurred.
Sales and Marketing
Sales and marketing expense consists primarily of personnel and related expenses for employees working on sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and advertising), professional fees, rent, restructuring costs and customer support. Advertising expense was $1.2 million and $2.1 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.
General and Administrative
General and administrative expense consists primarily of personnel and related expenses for executive, legal, human resources, finance and IT functions, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Additional expenses included in this category are non-personnel costs such as legal fees, rent, professional fees, audit fees, investigation and restatement costs, restructuring costs, bad debt expense and insurance costs.
Depreciation and Amortization
Depreciation and amortization expense consists primarily of depreciation expense related to investments in property and equipment, internally-developed software and intangible assets.
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 350, Goodwill and Other, and ASC 360, Property, Plant and Equipment. Long-lived assets, such as property and equipment and internally-developed software costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the three and six months ended

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

June 30, 2022, the Company recorded $0.1 million and $0.4 million of impairment of internally-developed software costs. The Company did not record any impairment charges for the three and six months ended June 30, 2021.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company recorded a full valuation allowance against its deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in estimate occurs.
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method. The fair value of RSUs is determined using the closing trading price on the grant date. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock options, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:
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
Cash Settled RSUs
The Company grants cash settled RSUs that are classified as liability awards as defined in ASC 718, Compensation - Stock Compensation. Cash settlement is required (no election for share settlement) and the cash settlement is not contingent on the occurrence of an event. These awards are recorded as a share-based liability, and fair value is remeasured quarterly. Each vested award is released for cash equal to the trading value of the Company’s common stock.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The levels of the fair value hierarchy are as follows:

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
Convertible Notes and Derivatives
The Company accounts for convertible notes, net using an amortized cost model pursuant to ASC 835, Interest. Convertible notes are classified as liabilities measured at amortized cost, net of debt discounts from debt issuance costs, lender fees and the initial fair value of bifurcated derivatives, which reduce the initial carrying amount of the notes. The carrying value is accreted to the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense pursuant to ASC 835. Debt discounts are presented on the balance sheet as a direct deduction from the carrying amount of the related debt.
The Company accounts for its derivatives in accordance with ASC 815-10, Derivatives and Hedging, or ASC 815-15, Embedded Derivatives, depending on the nature of the derivative instrument. ASC 815 requires each contract that is not a derivative in its entirety to be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if (i) the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings, (ii) the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract and (iii) a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument. Embedded derivatives are measured at fair value and re-measured at each subsequent reporting period and recorded within convertible notes, net on the consolidated balance sheets and changes in fair value recorded in other income (expense), net within the statements of operations and comprehensive loss.
Earnings per Share
The calculation of earnings per share is based on the weighted average number of shares of common stock or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include convertible preferred stock, common stock options, common stock warrants and RSUs.
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in the Company’s losses. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities (see Note 4. Investments).
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of June 30, 2022, the Company had one customer that accounted for $3.0 million, or 19%, of gross accounts receivable. As of December 31, 2021, the Company had one customer that accounted for $2.7 million, or 19%, of gross accounts receivable. For the three and six months ended June 30, 2022, the Company had one customer that accounted for $2.2 million and $6.6 million, or 22% and 28%, of total revenue, respectively. For the three months ended June 30, 2021, the Company had two customers that accounted for $2.4 million, or 35%, of total revenue. For the six months ended June 30, 2021, the Company had one customer that accounted for $1.9 million, or 16%, of total revenue.
Segment Information
As of June 30, 2022, the Company had one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC 842, which requires lessees to recognize most leases on the balance sheet as a right of use asset and related lease liability. On January 1, 2022, the Company adopted ASC 842 using a modified retrospective approach, recording a cumulative-effect adjustment to retained earnings. The Company elected to adopt the practical expedients that permit it to combine lease and non-lease components for all lease contracts and also elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less. Upon adoption, the Company recognized (i) $0.4 million of operating lease ROU assets recorded in other non-current assets on the Condensed Consolidated Balance Sheets and (ii) operating lease liabilities of $0.2 million recorded in other current liabilities and $0.2 million recorded in other non-current liabilities on the Condensed Consolidated Balance Sheets. The adoption of ASC 842 did not materially impact the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of equity and condensed consolidated statements of cash flows.
In June 2016, the FASB issued ASU 2016-13, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company determined that available-for-sale securities, accounts receivable and contract assets are the applicable financial assets that are subject to this ASU and adopted the guidance on January 1, 2022. The Company modified the impairment model related to the available-for-sale securities from the “other-than-temporary” impairment model to the “current expected credit losses” model and determined that an allowance for credit loss is not needed as of January 1, 2022 based on various factors, including the length of time and extent to which fair value has been lower than the cost basis, the financial condition and near-term prospects of the issuer and forecasted economic data. The Company adopted the new guidance on a modified retrospective basis through a cumulative-effect adjustment to the accumulated deficit on January 1, 2022.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The update also simplifies GAAP for other areas of ASC 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The Company has completed its assessment of this ASU and determined that it does not have a material impact on the Company’s consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

4.INVESTMENTS
Available-for-Sale Securities (Marketable Securities)
The Company’s investments in marketable securities are classified and accounted for as available-for-sale and consist of high quality asset-backed securities, commercial paper, corporate bonds and U.S. government agency debt securities. The Company’s marketable securities with remaining effective maturities of 12 months or less from the balance sheet date are classified as current; otherwise, they are classified as non-current on the Consolidated Balance Sheets. Unrealized gains and losses on marketable securities classified as available-for-sale are recognized in other comprehensive income (loss).
The Company’s marketable securities by security type are summarized as follows:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$8,034	$(210)	$7,824
Commercial paper and corporate bonds	178,285	(1,904)	176,381
U.S. government agency debt securities	23,632	(461)	23,171
Total available-for-sale securities	$209,951	$(2,575)	$207,376

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset-backed securities	$11,101	$(56)	$11,045
Commercial paper and corporate bonds	234,497	(551)	233,946
U.S. government agency debt securities	16,929	(69)	16,860
Total available-for-sale securities	$262,527	$(676)	$261,851
As of June 30, 2022 and December 31, 2021, the Company recorded $2.6 million and $0.7 million, respectively, of gross unrealized losses in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of June 30, 2022
	Amortized Cost	Estimated Fair Value
Due in less than one year	$181,014	$177,995
Due in one to five years	33,437	32,431
Total investments	$214,451	$210,426
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
As of June 30, 2022, the Company had not identified any impairment indicators in its investments.
During the three and six months ended June 30, 2022, the Company received $55.8 million and $95.4 million, respectively, of proceeds from maturities and call redemptions. The Company received $20.6 million and $28.7 million of proceeds from sales of money market funds, which are classified as cash and cash equivalents, for the three and six months ended June 30, 2022, respectively. The Company recorded minimal realized losses from the sale of available-for-sale securities. Gains and losses are determined using the first-in first-out method. The Company did not sell or redeem marketable securities during the three and six months ended June 30, 2021.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Trading Securities (Convertible Promissory Note)
In July 2021, the Company purchased a convertible promissory note (the “Note”) from a counterparty for $4.0 million. In November 2021 and March 2022, the Company executed additional convertible promissory notes in the amounts of $0.3 million and $0.3 million, respectively, under the same terms as the initial Note (collectively referred to as the “Notes”). The outstanding principal of the Notes, together with unpaid and accrued interest, was originally due and payable on September 30, 2022. The maturity date was extended to November 15, 2022. The Notes contained certain embedded features, including: acceleration in the event of default; automatic conversion into the equity of the counterparty upon a subsequent equity financing by the counterparty; optional conversion into equity upon the sale of preferred stock by the counterparty; and optional acceleration or conversion into equity upon certain corporate transactions by the counterparty. Interest accrued at 6% per annum. The Notes met the definition of a debt security under the provisions of ASC 320, Investments - Debt Securities.
During the three and six months ended June 30, 2022, the Company recorded a loss on the Notes of $2.5 million and $1.5 million, respectively. The Company did not have Level 3 investments during the three and six months ended June 30, 2021. The change in fair value of the Notes is recorded on the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2022, the fair value of the Notes was $3.1 million and classified as trading securities and presented in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
5.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of June 30, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$38,759	$—	$—	$38,759
Money market funds and other cash equivalents	35,341	6,498	—	41,839
Total cash and cash equivalents	74,100	6,498	—	80,598
Available-for-sale securities	—	207,376	—	207,376
Trading securities	—	—	3,050	3,050
Total assets	$74,100	$213,874	$3,050	$291,024

Liabilities
Warrant liability	—	821	—	821
Total liabilities	$—	$821	$—	$821

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	As of December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$8,983	$—	$—	$8,983
Money market funds	76,701	39,098	—	115,799
Total cash and cash equivalents	85,684			124,782
Available-for-sale securities	—	261,851	—	261,851
Trading securities	—	—	4,300	4,300
Total assets	$85,684	$300,949	$4,300	$390,933

Liabilities
Warrant liability	—	9,787	—	9,787
Total liabilities	$—	$9,787	$—	$9,787
The Company’s investments in money market funds backed by U.S. government securities have been classified as Level 1 as they are valued utilizing quoted prices (unadjusted) in active markets for identical assets. Investments in asset-backed securities, commercial paper, corporate bonds and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources for the reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available.
The Company’s investments in the Notes were classified as Level 3 in the fair value hierarchy because they relied significantly on inputs that are unobservable in the market. The conversion price was dependent on varying events and equity value and therefore has been estimated using a Monte Carlo model to simulate the various future events. Significant assumptions included: (i) the timing and amount of a subsequent equity financing, if any; (ii) the equity value of the counterparty as of June 30, 2022; (iii) once converted into equity, the timing of any liquidity event; (iv) the counterparty undergoing a dissolution if the new equity financing did not occur before the maturity of the Notes; and (v) an assumed recovery rate in a dissolution event. The Notes were measured at fair value using a Monte Carlo simulation model at each measurement date. The Company elected to apply the fair value option and account for the hybrid instrument containing the Notes and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value being reported in earnings.
As of June 30, 2022, Level 3 fair value measurement inputs were (i) volatility, 80%; (ii) risk free rate, U.S. Constant Maturity Treasury Yields, and (iii) term, 0.24 years. During the three and six months ended June 30, 2022, there were no transfers of financial assets between Level 1 and Level 2.
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the TSIA IPO that Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the Condensed Consolidated Balance Sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the consolidated statements of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing price of the public warrants was $0.15 and $1.84 as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Private Placement Warrants was $0.8 million and $9.8 million as of June 30, 2022 and December 31, 2021, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table represents the activity of the Level 3 instruments:

Trading Securities

Balance at December 31, 2021	$4,300
Purchases	250
Change in fair value(a)	(1,500)
Balance at June 30, 2022	$3,050

(a)Recorded in other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company purchased trading securities during the six months ended June 30, 2022, which are categorized as Level 3 in the fair value hierarchy. Except as discussed in Note 4. Investments in relation to the conversion of the Notes and as shown in the table above, there were no sales of Level 3 instruments during the three and six months ended June 30, 2022. There were no transfers of instruments into or out of Level 3 during the three and six months ended June 30, 2022.
6.INVENTORIES, NET
Inventories, net consisted of the following:

	June 30, 2022	December 31, 2021
		(restated)

Raw materials	$3,851	$2,513
Finished goods	17,897	9,843
Channel inventory	7,284	11,109
Excess and obsolete inventory reserve	(340)	(390)
Total current inventories, net	28,692	23,075
Finished goods - non-current	8,425	—
Total inventories, net	$37,117	$23,075
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Inventories, net are stated at the lower of cost or net realizable value at their cost being determined using the average cost method. Inventories, net are written down to their net realizable value if they have a cost basis in excess of expected net realizable value. The Company did not write down channel inventory for the three and six months ended June 30, 2022 and did not experience any significant inventory write-downs for the three and six months ended June 30, 2021. There was no charge on channel partner inventory to the lower of cost or net realizable value for the three and six months ended June 30, 2022. As of June 30, 2022, net inventories in excess of one year of historical sales are classified as other non-current assets on the Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

7.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	June 30, 2022	December 31, 2021
		(restated)

Internally-developed software	$13,321	$9,667
Software-in-development	6,233	4,853
Less: Accumulated amortization	(5,206)	(3,515)
Total internally-developed software, net	$14,348	$11,005
During the three and six months ended June 30, 2022, the Company capitalized $2.7 million and $5.1 million, respectively, in internally-developed software. During the three and six months ended June 30, 2021, the Company capitalized $2.1 million and $3.5 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized into amortization expense until the related assets are put into service.
Total amortization expense related to internally-developed software for the three and six months ended June 30, 2022 was $0.9 million and $1.7 million, respectively. Total amortization expense related to internally-developed software for the three and six months ended June 30, 2021 was $0.5 million and $1.0 million, respectively.
Impairment expense was $0.1 million and $0.4 million for the three and six months ended June 30, 2022, which is included in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Impairment expense was zero and zero for the three and six months ended June 30, 2021, which is included in amortization expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.
8.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
		(restated)

Accrued compensation	$4,580	$5,985
Accrued warranties	659	774
Accrued purchases	4,050	1,701
Accrued non-cancellable purchase commitments	3,981	549
Accrued operating expense	6,560	8,214
Accrued litigation costs	6,750	6,750
Accrued restructuring costs	2,426	—
Other accrued expenses	367	336
Total accrued expenses	$29,373	$24,309
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of June 30, 2022, the Company had unfunded non-cancellable purchase commitments of approximately $26.3 million.
The Company records a liability for non-cancellable orders to the extent it does not expect to be able to use the inventory related to such orders. As of June 30, 2022 and the year ended December 31, 2021, the Company accrued $4.0 million and $0.5 million, respectively, for non-cancellable inventory purchase commitments. See Note 8. Accrued Expenses.
Registration Rights Agreement
In connection with the execution of the Merger Agreement, the Company and certain stockholders of Legacy Latch and TSIA entered into an amended and restated registration rights agreement (the “2021 Registration Rights Agreement”). Pursuant to the 2021 Registration Rights Agreement, in June 2021, the Company filed a registration statement on Form S-1 with respect to the registrable securities under the 2021 Registration Rights Agreement. Certain Legacy Latch stockholders and TSIA stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $75.0 million. The Company also agreed to provide certain demand and “piggyback” registration rights. The 2021 Registration Rights Agreement also provides that the Company pays certain expenses relating to such registrations and indemnifies the stockholders against certain liabilities. The Company bears the expenses incurred in connection with the filing of any such registration statements. The 2021 Registration Rights Agreement does not provide for any penalties connected with delays in registering the Company’s common stock.
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The settlement remains subject to approval by the court, and a preliminary hearing has been set for January 16, 2025. Under the terms of the proposed settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. Latch does not expect insurers to contribute to the settlement amount. Because the complaint was filed in the quarter ended September 30, 2022, the amount of the proposed settlement is not reflected in the accompanying condensed consolidated financial statements.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. At this time, the Company is unable to estimate potential losses, if any, related to this action. The Company does not believe the allegations are meritorious and intends to vigorously defend against them. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The settlement remains subject to a final stipulation of settlement and approval by the court.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

On May 9, 10, and 19, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0504 (together, the “Fiduciary Lawsuits”). On July 6, 2023, the court consolidated the Fiduciary Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, LLC Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Fiduciary Lawsuits allege that TSIA and certain of its former members and directors breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA. The Fiduciary Lawsuits include claims for unjust enrichment, damages, and an award of costs and attorneys’ fees to the putative class. Pursuant to the January 24, 2021 Merger Agreement between the Sponsor and Legacy Latch, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Fiduciary Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages, or liabilities incurred in connection with these actions. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal of all claims against the defendants and the Company. The settlement remains subject to approval by the court. Latch and TS Innovation Acquisitions Sponsor, LLC agreed to share the costs of the settlement amount equally. Latch expects insurers to pay $10.0 million of Latch’s $14.875 million share of the settlement amount. Because the complaints were filed in 2023, neither the amount of the proposed settlement nor any expected insurance contributions are reflected in the accompanying condensed consolidated financial statements.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-07473 (the “Gottlieb Action”). The complaints generally allege that that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. At this time, the Company is unable to estimate potential losses, if any, related to these actions. The Company does not believe the allegations are meritorious and intends to vigorously defend against them. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273. The parties agreed to stay the action until 21 days following the resolution of any and all motions to dismiss both the Brennan Action and the Schwartz Action.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of June 30, 2022 and December 31, 2021, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
SEC Investigation
In March 2023, the staff of the SEC (the “SEC Staff”) requested a meeting with the Company’s outside counsel to discuss the findings of the Investigation and related matters (the “SEC Investigation”). The SEC Staff also asked that the Company voluntarily provide certain documents in advance of the meeting, which the Company did. In April 2023, outside counsel and advisors conducted an initial meeting with the SEC Staff to discuss the findings of the Investigation. In August 2023, the SEC Staff requested the Company voluntarily provide additional documents and information relating to the Investigation and related matters. The Company has continued to communicate with the SEC Staff, and the Company has continued to

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

voluntarily produce documents and information. The Company may receive additional requests for documents and information from the SEC Staff. The Company has cooperated fully with the SEC Investigation and will continue to do so.
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2022 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
10.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share; and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
As of June 30, 2022 and December 31, 2021, the Company’s reserved shares for future issuance included the following:

	June 30, 2022	December 31, 2021(1)

Stock options issued and outstanding	13,365,270	15,009,656
Restricted stock units issued and outstanding	12,380,472	6,498,869
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares	17,093,100	16,731,819
Total	58,172,143	53,573,645

(1) As adjusted for the Exchange Ratio.

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
Fair Valuation Methodology - Private Placement Warrants
The Private Placement Warrants, which Legacy Latch assumed as part of the Closing of the Business Combination, are recorded as warrant liabilities. See Note 5. Fair Value Measurements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

11.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
		(restated)		(restated)

Net loss	$(51,616)	$(41,485)	$(98,448)	$(80,041)
Basic weighted-average common shares	143,253,837	51,256,111	142,615,560	30,960,173
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares	143,253,837	51,256,111	142,615,560	30,960,173
Basic and diluted net loss per common share	$(0.36)	$(0.81)	$(0.69)	$(2.59)
The table below sets forth the number of potential common shares underlying outstanding common stock options, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses for the six months ended June 30, 2022 and twelve months ended December 31, 2021, and their inclusion would be anti-dilutive:

	June 30, 2022	December 31, 2021
		(restated)

Stock options	13,365,270	15,009,656
Restricted stock units(1)	12,397,845	6,498,869
Warrants	15,333,301	15,333,301
Total	41,096,416	36,841,826
(1) Amount includes 17,373 and 21,356 liability-based RSUs as of June 30, 2022 and December 31, 2021, respectively, that the Company settled in cash. As a result, the shares of common stock underlying the liability-based RSUs upon vesting were not issued and were returned to the 2021 Incentive Award Plan as available shares.
12.INCOME TAXES
The income tax provision for the three and six months ended June 30, 2022 was $0.02 million and $0.03 million, respectively. The income tax provision for both the three and six months ended June 30, 2021 was $0.03 million.
For the three and six months ended June 30, 2022 and 2021, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of June 30, 2022, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more than likely than not that these assets will not be fully realized.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

13.STOCK-BASED COMPENSATION
For the years ended June 30, 2022 and 2021, the components of stock-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
		(restated)		(restated)

Stock options	$340	$552	$1,825	$15,003
Restricted stock units	7,500	—	19,090	—
Capitalized costs (1)	(682)	16	(1,639)	(51)
Total stock-based compensation expense	$7,158	$568	$19,276	$14,952

(1) Included in internally-developed software on the Consolidated Balance Sheets.
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
		(restated)		(restated)

Cost of revenue	$170	$19	$362	$33
Research and development	3,471	176	8,197	4,162
Sales and marketing	1,448	52	3,990	214
General and administrative	2,069	321	6,727	10,543
Total stock-based compensation expense	$7,158	$568	$19,276	$14,952
Stock Incentive Plans
In January 2016, Legacy Latch adopted the Latch, Inc. 2016 Stock Plan (the “2016 Plan” and, together with the Latchable, Inc. 2014 Stock Incentive Plan, the “Prior Plans”). Under the 2016 Plan, Legacy Latch’s board of directors was authorized (i) to grant either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”) to purchase shares of the Company’s common stock to its employees and (ii) to grant NSOs to purchase shares of the Company’s common stock to outside directors and consultants. When the 2021 Plan (defined below) became effective, 22,797,955 shares (adjusted for the Exchange Ratio) had been authorized for issuance under the 2016 Plan. Stock options under the 2016 Plan were granted with an exercise price equal to the stock’s fair market value at the grant date. Stock options outstanding under the 2016 Plan generally have ten-year terms and vest over a four-year period starting from the date specified in each award agreement. Since the effectiveness of the 2021 Plan, no additional awards have been or will be granted under the 2016 Plan. Upon the effectiveness of the Business Combination, all outstanding stock options under the Prior Plans, whether vested or unvested, converted into options to purchase a number of shares of common stock of the Post-Combination Company based on the Exchange Ratio. Awards previously granted under a Prior Plan remain subject to the provisions of such Prior Plan.
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders at the Special Meeting on June 3, 2021 and became effective upon the Closing. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board. Effective January 1, 2022, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177 shares. As of June 30, 2022, 24,359,792 shares had been granted under the 2021 Plan. Effective January 1, 2023 and January 1, 2024, the number of shares reserved for future issuance under the 2021 Plan increased by 7,267,376 shares and 8,810,007 shares, respectively.
Stock Options
A summary of the status of employee and non-employee stock options as of June 30, 2022, and changes during 2022, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2021(1)	15,009,656	$0.75
Options forfeited	(640,214)	$1.14
Options expired	(2,283)	$2.56
Options exercised	(1,001,889)	$0.84
Balance at June 30, 2022	13,365,270	$0.72	6	$6,724
Exercisable at June 30, 2022	11,470,516	$0.64	6	$6,384

(1) Options outstanding and weighted average exercise price have been retroactively adjusted to give effect to the Exchange Ratio.
The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $1.60. No stock options were granted during the quarter ended June 30, 2022.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2022, total compensation expense not yet recognized related to unvested stock options was $1.0 million, which was expected to be recognized over a weighted-average period of 1.5 years. Additionally, the Company records forfeitures as they occur.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
Restricted Stock Units
During 2022 and 2021, the Company granted RSUs to employees, independent directors and consultants under the 2021 Plan. The equity-based RSUs are settled in shares of common stock upon vesting and the liability-based RSUs are settled in cash upon vesting. The RSUs vest over a period of one to four years. The Company has the option, but not the obligation, to treat a participant’s failure to provide timely payment of any withholding tax arising in connection with RSUs as such participant’s election to satisfy all or any portion of the withholding tax by requesting the Company retain shares otherwise issuable pursuant to the RSU. As noted above, in connection with the Restatement, the Company suspended use of its registration statement on Form S-8 under the Securities Act on August 10, 2022. Since such date, the Company has not granted any RSUs.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Equity-based
A summary of equity-based RSU activity for the six months ended June 30, 2022 is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)

Balance at December 31, 2021	6,477,513	$12.14
Granted	12,166,276	$4.14
Vested	(2,322,733)	$10.84
Forfeited	(3,940,584)	$7.15
Balance at June 30, 2022	12,380,472	$6.12
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $66.8 million as of June 30, 2022 and will be expensed over a weighted-average period of 2.2 years. In addition, approximately 0.1 million and 0.2 million RSUs vested during the three and six months ended June 30, 2022, respectively, but were not released at the time of vesting due to the suspension of the S-8 Registration Statement.
Liability-based
A summary of liability-based RSU activity for the six months ended June 30, 2022 is presented below.

Number of RSUs

Balance at December 31, 2021	21,356
Granted	—
Vested	(3,983)
Forfeited	—
Balance at June 30, 2022	17,373
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the quarter ended June 30, 2022, the Company recognized $0.003 million of bonus expense within cost of hardware revenue in the Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.02 million as of June 30, 2022 and will be expensed over a weighted-average period of 2.0 years. The Company settled 1,992 liability-based RSUs for $0.01 million in cash for the three months ended June 30, 2022.
Modification of Stock Options and RSUs
In the six months ended June 30, 2022, the Company completed a reduction in force (the “May 2022 RIF”). In connection with the May 2022 RIF, the Company modified the option and RSU awards of approximately 70 employees to accelerate the vesting of 505,451 unvested RSUs that were improbable of vesting as of the modification date. The modification was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. This led to the reversal of previously recognized share-based compensation expense amounting to $4.0 million, offset by the fair value of the new award of $0.7 million as of the modification date, resulting in a net reversal of $3.3 million to the share-based compensation expense.
Secondary Purchase
On January 19, 2021, one of Legacy Latch’s existing equity holders acquired an additional 2.8 million shares (as adjusted based on the Exchange Ratio) of Legacy Latch’s common stock from certain employees and non-employee service providers at a price per share of $9.92 (as adjusted based on the Exchange Ratio). This price was determined based on the pre-money equity valuation ascribed to the Post-Combination Company by TSIA and the estimated conversion ratio at the time of the sales. The foregoing sales were consummated directly among the equity holders to satisfy the acquiring equity holder’s

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

demand for additional shares of Legacy Latch’s common stock without increasing the size of the PIPE Investment and causing incremental dilution to investors in the Post-Combination Company. Legacy Latch determined that the price per share paid by the equity holder was in excess of fair value. The Company recorded $13.8 million during the year ended December 31, 2021 in stock-based compensation expense related to the transaction, which was allocated to research and development, sales and marketing, and general and administrative in the Consolidated Statements of Operations and Comprehensive Loss.
Cash Election
Prior to the Business Combination, Legacy Latch’s holders of vested stock options were given an election to cancel up to 25% of the vested stock options in exchange for $10.00 per share less the exercise price applicable to each share. An aggregate amount of approximately 0.3 million options were cancelled (adjusted for the Exchange Ratio). Payment for the cash election in the amount of $2.6 million was funded as part of the PIPE Investment and 0.3 million newly issued shares of common stock were granted (see Note 1. Description of Business).
14.RELATED-PARTY TRANSACTIONS
Throughout the Company’s history, the Company has obtained equity funding from strategic partners with whom the Company transacts through the ordinary course of business. As such, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of June 30, 2022 and December 31, 2021, the Company had $0.2 million and $0.4 million, respectively, of receivables due from these customers, which are included within accounts receivable on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2022, the Company had $0.01 million and $0.01 million, respectively, of hardware revenue from these customers, and $0.04 million and $0.1 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2021, the Company had $0.2 million and $0.3 million, respectively, of hardware revenue from these customers, and $0.1 million and $0.3 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In January 2021, one of the Company’s existing equity holders acquired shares of Legacy Latch’s common stock from certain employees and non-employee service providers. See Note 13. Stock-Based Compensation.
15.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of these financial statements and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements, except for the following:
HDW Acquisition
On May 15, 2023, the Company, LS Key Merger Sub 1, Inc., a wholly-owned subsidiary of the Company (“Merger Sub I”), and LS Key Merger Sub 2, LLC, a wholly-owned subsidiary of the Company (“Merger Sub II”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Honest Day’s Work, Inc. (“HDW”). On July 3, 2023 (the “Closing Date”), (i) Merger Sub I merged with and into HDW, with HDW continuing as the surviving corporation (the “First Merger”), and subsequently, (ii) HDW merged with and into Merger Sub II, with Merger Sub II continuing as the surviving entity and a wholly-owned subsidiary of the Company (together with the First Merger, the “Mergers”) (the “HDW Acquisition”).
On the Closing Date, the Company issued to HDW’s stockholders as merger consideration (i) $22.0 million aggregate principal amount of unsecured promissory notes (the “Promissory Notes”) and (ii) approximately 29.0 million shares of the Company’s common stock (the “Consideration Shares”). Certain of HDW’s stockholders (the “Ineligible Holders”) that were not eligible to receive unregistered shares of the Company’s common stock received $0.76 in lieu of each Consideration Share such stockholder would otherwise have received as merger consideration, with the total cash consideration paid to all Ineligible Holders equaling approximately $0.02 million. Upon the Closing Date, Latch indirectly acquired all of HDW’s assets, including its intellectual property and $8.0 million in cash. Additionally, approximately 35 HDW team members joined Latch.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Consideration Shares were originally non-transferable until July 3, 2028 (the “Restricted Period”), subject to certain accelerated releases. As a result of the Company’s delisting from Nasdaq, the Restricted Period now terminates on April 15, 2027. In the event the Company’s 60 trading day VWAP exceeds the price thresholds set forth in the table below (the “Share Price Thresholds”), the applicable portion of the Consideration Shares set forth below will be released from transfer restrictions:

Share Price Threshold	Percent of Consideration Shares Released
$2.00	25%
$3.00	25%
$4.00	25%
$5.00	25%
In addition, there may be accelerated releases of the Consideration Shares in connection with a change of control of the Company.
In connection with the Mergers, the Company and Jamie Siminoff entered into a stock restriction agreement, dated May 15, 2023 (the “Original Siminoff Stock Restriction Agreement”). Pursuant to the Original Siminoff Stock Restriction Agreement, in the event Mr. Siminoff ceased to be an employee of the Company prior to July 3, 2028, the Company had the right to repurchase all of Mr. Siminoff’s Consideration Shares that had not already been released from transfer restriction, subject to certain exceptions. In the event Mr. Siminoff was terminated without Cause or resigned for Good Reason (each as defined in the Siminoff Employment Agreement (as defined below)), or upon his death or disability (each, an “Exit”), his Consideration Shares would accelerate in an amount equal to the greater of (i) the number of Consideration Shares to which he was entitled pursuant to the Share Price Thresholds (with linear interpolation of Consideration Shares based on the 60 trading day VWAP as of the date of Exit) and (ii) the number of Consideration Shares equal to the product of (a) his total Consideration Shares multiplied by (b) the quotient of (x) the number of calendar days between July 3, 2023 and his Exit divided by (y) 1,825; provided, however, that in no event would the number of Mr. Siminoff’s Consideration Shares that accelerate in connection with an Exit be less than 40% of the total number of his Consideration Shares.
The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
On the Closing Date, in connection with the consummation of the Mergers and as contemplated by the Merger Agreement, the Company and certain of HDW’s stockholders (the “Holders”) entered into that certain Registration Rights Agreement (the “2023 Registration Rights Agreement”), pursuant to which the Company agreed to file a shelf registration statement registering the resale of the Registrable Securities (as defined in the 2023 Registration Rights Agreement) as promptly as reasonably practicable after the date on which the Company files its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and no later than the 20th business day following the filing date of such Quarterly Report). Up to twice in any 12-month period, the Holders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. The Company also agreed to provide customary “piggyback” registration rights to certain Holders designated as “Major Equityholders,” subject to certain requirements and customary conditions. The 2023 Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.
In connection with the Mergers, the Company and Mr. Siminoff entered into an employment agreement, dated May 15, 2023 (the “Siminoff Employment Agreement”). Pursuant to the Siminoff Employment Agreement, on the Closing Date, Mr. Siminoff was appointed as the Company’s Chief Strategy Officer. At the time, Mr. Siminoff was expected to be appointed as Chief Executive Officer of the Company following the completion of the Restatement. As described below under “— November 2024 Executive Transition,” Mr. Siminoff will no longer be appointed as the Company’s Chief Executive Officer upon completion of the Restatement.
2023 RIFs and Severance Payments
In July 2023, the Company commenced a reduction in force (the “July 2023 RIF”) in order to streamline its business operations, reduce costs and complexities in the business and create further operating efficiencies. The July 2023 RIF,

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

substantially completed in the fourth quarter of 2023, impacted approximately 95 employees, or approximately 70% of the Company’s full-time employees at the time.
In connection with the January 2023 resignation of Luke Schoenfelder, Chief Executive Officer, and Barry Schaeffer, Interim Chief Financial Officer, (i) Mr. Schoenfelder was entitled to receive severance compensation of $708,000 and the extension of the post-termination exercise window applicable to Mr. Schoenfelder’s stock options granted on May 11, 2016 and (ii) Mr. Schaeffer was entitled to receive severance compensation of $403,200.
In connection with the July 2023 Transition and Separation Agreement entered into between Brian Jones, Chief Technology Officer, and the Company, Mr. Jones was entitled to receive severance compensation of $406,250, the acceleration of the vesting of 50,000 of his outstanding RSUs and the extension of his post-termination exercise window for certain of his outstanding stock options.
Delisting
On August 8, 2023, the Company received a notice from Nasdaq stating that it had determined to suspend trading of the Company’s securities on August 10, 2023 and commence delisting procedures because of the Company’s failure to regain compliance with its periodic filing obligations by the August 4, 2023 deadline previously set by Nasdaq. On March 21, 2024, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq. The delisting was effective April 1, 2024.
Headquarters
Effective November 1, 2023, the Company relocated its headquarters to Olivette, Missouri occupying approximately 49,000 square feet of leased warehouse and office space. In January 2024, the Company entered into an amendment to the lease agreement, expanding the premises by approximately 13,000 square feet. The term of the lease agreement commenced March 1, 2024 and continues through June 1, 2029. The total commitment of approximately $2.1 million and is payable monthly with escalating rental payments over the approximate five year lease term.
HelloTech Merger and Loan Agreement
On June 21, 2024, the Company and LS HT Merger Sub, Inc., a wholly-owned subsidiary of the Company (“HT Merger Sub”), entered into an Agreement and Plan of Merger (the “HelloTech Merger Agreement”) with HelloTech, Inc. (“HelloTech”). On July 1, 2024, HT Merger Sub merged with and into HelloTech, with HelloTech continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “HelloTech Merger”).
As consideration for the HelloTech Merger, the Company (i) as further specified below, assumed HelloTech’s outstanding borrowings under its existing term loan, which had outstanding borrowings of approximately $6.9 million as of July 1, 2024 (the “Prior Loan”) with Customers Bank and (ii) paid $250,000 of HelloTech’s merger-related expenses. HelloTech’s stockholders or other equity holders (including option holders, warrant holders or holders of simple agreements for future equity) did not receive any consideration in connection with the HelloTech Merger.
On July 15, 2024, the Company, Latch Systems, Inc., a wholly-owned subsidiary of the Company (“Latch Systems”), and HelloTech (collectively with the Company and Latch Systems, the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Customers Bank.
Pursuant to the Loan Agreement, Customers Bank issued the Borrowers a term loan in the principal amount of $6.0 million (the “New Loan”). The Loan Agreement, which amended and restated the terms of the Prior Loan, did not result in the Borrowers receiving any additional loan proceeds. Interest is payable on the New Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%. The New Loan matures on July 15, 2029 (the “Maturity Date”).
The Borrowers are required to pay interest on the New Loan monthly until January 15, 2025. Thereafter, the Borrowers are required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the New Loan.
Pursuant to the Loan Agreement, the Borrowers have granted Customers Bank security interests in substantially all of the Borrowers’ assets, other than intellectual property. HelloTech is required to maintain an operating account with Customers Bank with a sufficient balance to support monthly payments. Additionally, the Borrowers are collectively required to maintain a liquidity ratio of at least 4.00, tested monthly, which is calculated as the quotient of unrestricted cash and cash

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

equivalents of the Company and its subsidiaries (subject to certain limitations with respect to cash of foreign subsidiaries), divided by all outstanding indebtedness owed to Customers Bank.
Compensation Program and Executive Officer Appointment
On August 11, 2024 (the “Program Effective Date”), the Board approved an extension of its temporary cash-based leadership compensation program that was established in 2023 to provide certain cash compensation to the Company’s officers and key employees during the course of the Restatement. The leadership compensation program is described in more detail below.
In addition, on the Program Effective Date, the Board approved a performance-based equity incentive program (the “Performance Equity Program”) pursuant to which awards of performance-vesting stock options (“Performance Options”) and performance-vesting restricted stock units (“PSUs”) will be granted to Company officers and service providers, and the Company granted Performance Options to certain officers and key service providers. The Performance Equity Program is described in more detail below.
On the Program Effective Date, the Board also appointed Jason Mitura as the Company’s Chief Product Officer beginning August 16, 2024. On August 12, 2024, the Company entered into an employment agreement with Mr. Mitura in connection with his appointment.
Under the Company’s cash-based leadership compensation program, Company officers and other participants receive an additional amount of cash compensation, payable in semi-monthly installments alongside their regular base salary, and are not eligible for any other cash incentive compensation or annual bonuses while the leadership compensation program is in place. On the Program Effective Date, the Board extended this program, originally scheduled to expire on July 31, 2024, until the earlier of (i) the listing of the Company on a national securities exchange or (ii) the date the Board determines in its discretion to terminate it. The annualized amounts payable under the program to Mr. Siminoff, David Lillis, Senior Vice President of Finance, and Mr. Mitura are $1,550,000, $475,000 and $650,000, respectively.
The Performance Equity Program provides for the Company to grant awards under the 2021 Plan that will become eligible to vest based on the Company’s common stock reaching specified market trading prices (based on a trailing 60-day daily volume weighted average trading price) within seven years after the Program Effective Date. The Company expects that substantially all of its eligible employees will participate in the Performance Equity Program. Awards under the Performance Equity Program will generally be granted 50% in the form of PSUs that will become eligible to vest, or “earned,” in three equally-sized tranches upon attaining a $1, $2 and $3 stock price hurdle, and 50% in the form of Performance Options that will become earned in three equally-sized tranches upon attaining a $4, $5 and $6 stock price hurdle. Upon attainment of a stock price hurdle, 25% of the earned tranche of PSUs and Performance Options will vest, with the remaining 75% of such earned tranche vesting in three equal annual installments over the next three years, subject to the applicable participant’s continued service through the vesting date.
On the Program Effective Date, the Board granted Performance Options under the Performance Equity Program and the 2021 Plan to certain officers and key service providers, including to Messrs. Siminoff, Mitura and Lillis covering the following numbers of shares: Mr. Siminoff: 8,000,000 shares; Mr. Mitura: 7,500,000 shares; and Mr. Lillis: 3,000,000 shares (the “Initial Option Grant”). The Performance Options granted to Messrs. Siminoff and Mitura will be, or were, forfeited on the executives’ respective separation dates.
As described above, the Performance Options are eligible to be earned in three tranches based on the Company’s common stock reaching market trading prices (based on a trailing 60-day daily volume weighted average trading price) before the seventh anniversary of the Program Effective Date, as set forth in the following table:

Earned Tranche	Shares Subject to the Performance Option	Share Price Hurdle
1	33.33% of award	$4.00
2	33.33% of award	$5.00
3	33.34% of award	$6.00
Upon attainment of a stock price hurdle, 25% of each earned tranche of Performance Options will vest, with the remaining 75% of such earned tranche vesting in three equal annual installments over the next three years, subject to the applicable participant’s continued service through the vesting date. The Performance Options have an exercise price of $0.41 and a ten year term; however, any portion of the Performance Option corresponding to a tranche that has not become earned based on the achievement of a share price hurdle within seven years after the Program Effective Date will be cancelled and forfeited.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

In addition to the performance-based and service-based vesting requirements described above, (i) the first tranche of the Performance Option will, to the extent vested, only become exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the Program Effective Date, (ii) the second tranche of the Performance Option will, to the extent vested, only become exercisable in four equal installments on the third, fourth, fifth and sixth anniversaries of the Program Effective Date, and (iii) the third tranche of the Performance Option will, to the extent vested, only become exercisable in four equal installments on the fourth, fifth, sixth and seventh anniversaries of the Program Effective Date.
On September 13, 2024, the Company granted approximately 8.6 million Performance Options under the Performance Equity Program to service providers, none of whom participated in the Initial Option Grant. Such Performance Options have an exercise price of $0.48 and are otherwise substantially identical to those granted in the Initial Option Grant.

November 2024 Executive Transitions
On November 18, 2024 (the “Siminoff Agreement Date”), the Company and Mr. Siminoff mutually agreed that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024 (the “Siminoff Separation Date”). Mr. Siminoff will remain in his current role through the Siminoff Separation Date, after which he will serve in an advisory role through December 31, 2026 (such advisory services, the “Advisory Services,” and such date, the “Advisory End Date”). Mr. Siminoff will cease to serve as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act on the Siminoff Separation Date. Upon the Company’s request, in performing the Advisory Services, Mr. Siminoff is expected to, among other services, (i) meet with customers and stakeholders, (ii) assist or advise on product development, (iii) assist or advise on corporate development or strategic transactions and (iv) provide transition services. In addition, Mr. Siminoff will no longer be appointed as the Company’s Chief Executive Officer upon completion of the Restatement.
In connection with Mr. Siminoff’s transition to the advisory role described above, on the Siminoff Agreement Date, Mr. Siminoff and the Company entered into a Separation and Advisory Agreement and Release (the “Siminoff Transition Agreement”). Pursuant to the Siminoff Transition Agreement, the Company and Mr. Siminoff agreed to amend and restate the Original Siminoff Stock Restriction Agreement. In addition, under the Siminoff Transition Agreement, the Company agreed to reimburse Mr. Siminoff for certain legal expenses.
Pursuant to an amended and restated common stock restriction agreement, which was entered into between Mr. Siminoff and the Company on the Siminoff Agreement Date (the “Restated Restriction Agreement”), and in accordance with the terms of the Original Siminoff Stock Restriction Agreement, the Company exercised its repurchase option with respect to 15,260,540 shares of the Consideration Shares held by Mr. Siminoff (the “Repurchased Shares”) for $0.00005080 per share (the “Repurchase Price”), or a total payment of $775.24. The Repurchased Shares represent 80% of the 19,075,675 shares of the Consideration Shares received by Mr. Siminoff in connection with the HDW Acquisition.
Pursuant to the Restated Restriction Agreement, the 3,815,135 Consideration Shares that were not repurchased by the Company (the “Remaining Shares”) are subject to transfer restrictions and an amended repurchase option (the “Amended Repurchase Option”) pursuant to which the Company has a right to repurchase the Remaining Shares at the Repurchase Price to the extent not released from the transfer restrictions and the Amended Repurchase Option by the fifth anniversary of the effective date of the Restated Restriction Agreement (the “Repurchase Trigger Date”).
The Remaining Shares are split into two tranches with different provisions governing their release from the transfer restrictions and the Amended Repurchase Option: the Separation Shares and the Advisory Shares (each as hereafter defined).
The “Separation Shares” consist of 2,861,351 shares (representing 75% of the Remaining Shares) and will be released from the transfer restrictions and the Amended Repurchase Option in equal tranches (each, a “Release Tranche”) as follows:
i.20% of the Separation Shares will be released when the average final trading price of the Company’s common stock for any 60-trading day period prior to the Repurchase Trigger Date (the “Threshold Price”) is equal to or exceeds $1.00 (the “First Tier”);
ii.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $2.00 (the “Second Tier”);
iii.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $3.00 (the “Third Tier”);
iv.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $4.00 (the “Fourth Tier”); and

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

v.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $5.00 (the “Fifth Tier” and, collectively with the other respectively named tiers, the “Price Tiers”).
The Restated Restriction Agreement also includes provisions governing the impact of a change in control on the release of certain Separation Shares.
The “Advisory Shares” consist of 953,784 shares (representing 25% of the Remaining Shares) and will be released from the transfer restrictions and the Amended Repurchase Option as follows:
i.All of the Advisory Shares will be released on the Advisory End Date, provided that a termination of the Advisory Services has not occurred prior to such date.
ii.In the event of a termination of the Advisory Services by Mr. Siminoff prior to the Advisory End Date other than due to the Company’s breach of its ongoing contractual obligations to Mr. Siminoff, subject to notice requirements, the Amended Repurchase Option will immediately apply to all of the Advisory Shares as of the date of such termination (the “Advisory Termination Date”), and the Company will be deemed to have automatically exercised such Amended Repurchase Option with respect thereto.
iii.In the event of a termination of the Advisory Services by the Company as a result of Mr. Siminoff’s willful failure or refusal to perform the Advisory Services in good faith in accordance with the terms of the Siminoff Transition Agreement (a “Termination for Cause”), subject to notice requirements, the Amended Repurchase Option will immediately apply to all of the Advisory Shares as of the Advisory Termination Date, and the Company will be deemed to have automatically exercised such Amended Repurchase Option with respect thereto.
iv.In the event of a termination of the Advisory Services by the Company other than a Termination for Cause or a change in control prior to the Advisory End Date, or in the event Mr. Siminoff terminates the Advisory Services as a result of the Company’s breach of its ongoing contractual obligations to Mr. Siminoff, the Amended Repurchase Option will immediately apply to the portion of the Advisory Shares represented by the solution to the following equation:
(1 – X/730) * 953,784, with “X” equaling the number of days elapsed between the Siminoff Separation Date and the Advisory Termination Date, and the Company will be deemed to have automatically exercised such Amended Repurchase Option with respect thereto.
With respect to the Advisory Shares to which the Amended Repurchase Option does not apply, such Advisory Shares will be released from the Amended Repurchase Option and the Transfer Restrictions on the Advisory Termination Date.
On November 26, 2024, the Company and Mr. Mitura mutually agreed that Mr. Mitura would step down as the Company’s Chief Product Officer effective as of such date, at which time Mr. Mitura ceased to serve as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act. Also on November 26, 2024, the Company and Mr. Mitura entered into a Separation and Transition Agreement and Release (the “Mitura Separation Agreement”). The Mitura Separation Agreement provides that the Company and Mr. Mitura will enter into a consulting agreement pursuant to which Mr. Mitura will continue to assist the Company in product development. In addition, under the Mitura Separation Agreement, the Company agreed to reimburse Mr. Mitura for certain legal expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in our 2022 Annual Report filed concurrently herewith, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch” and the “Company” refer to the business and operations of Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the Business Combination and to Latch, Inc. (formerly known as TS Innovation Acquisitions Corp.) and its consolidated subsidiaries following the consummation of the Business Combination.
Restatement of Prior Financial Information
The Company has restated certain of its historical financial statements and financial information. See the “Explanatory Note” above and Note 2. Restatement of Prior Period Financial Statements and Information in Part I, Item 1, “Financial Statements.”
Overview
Latch is a technology company primarily serving the multifamily rental home market segment of the smart building industry deploying hardware and software technology to digitize otherwise manual processes, including building and unit access and in-unit device control.
We combine hardware, software and services into a system that enables smart access for users of a multifamily building, enabling easier, more modernized experiences for residents and visitors, more efficient operations for building owners and property managers and more convenient interaction for service providers. We designed and developed a cloud-based software-as-a-service (“SaaS”) platform (the “Latch Platform”) to address the access requirements of modern multifamily buildings. Our customers include real estate developers, builders, building owners and property managers in the multifamily market segment in the United States and Canada.
Key Factors Affecting Our Performance
We believe that our future success is dependent on many factors, including those further discussed below. While these areas represent opportunities for Latch, they also represent challenges and risks that we must successfully address in order to operate and grow our business.
Evolving our go-to-market strategy. Our performance is dependent on evolving our go-to-market strategy to address the needs of our customers and facilitate efficient internal motions. We must continue to develop a go-to-market strategy that scales and allows higher sales volumes at lower incremental costs. Our ability to generate operating profits and grow our business depends, in part, on the success of our go-to-market strategy.
Investing in research and development (“R&D”) and enhancing our customer experience. Our performance is dependent on the investments we make in research and development, including our ability to attract and retain highly skilled research and development personnel. We believe we must continually develop and introduce innovative new hardware products, software applications and other offerings. If we fail to innovate and enhance our brand and our products, our market position and revenue will likely be adversely affected.
Category adoption, expansion of our total addressable market and market growth. Our future growth depends in part on the continued consumer adoption of hardware and software products that improve resident experience and the growth of this market.
Key Business Metrics
In the first quarter of 2022, to align our key business metrics with our internal priorities and business plans at the time, we reported two key business metrics: Annual Recurring Revenue (“ARR”) and “Spaces.” Since that time, the Company has undergone significant changes, including fundamental organizational and management changes and the consummation of the HDW Acquisition and HelloTech Merger. In light of these significant organizational and management changes, we do not believe ARR or Spaces, as defined and presented in the first quarter of 2022, represent key business metrics for the Company at the time of this Form 10-Q. Accordingly, we are not presenting those metrics in this Form 10-Q. We are continuing to present software revenue (prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”)), total revenue (GAAP), net loss (GAAP) and Adjusted EBITDA (non-GAAP) as key business metrics, as we believe each of those metrics is important in measuring our performance, identifying trends affecting our business, formulating business plans and making strategic decisions that will impact our future operational results.
Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended June 30,
	2022	2021	$ Change	% Change(a)
		(restated)
GAAP Measures:
Software revenue	$3,239	$1,627	$1,612	99%
Total revenue	$9,830	$6,745	$3,085	46%
Net loss	$(51,616)	$(41,485)	$(10,131)	24%
Non-GAAP Measure:
Adjusted EBITDA	$(35,584)	$(18,543)	$(17,041)	(92%)

	Six months ended June 30,
	2022	2021	$ Change	% Change(a)
		(restated)
GAAP Measures:
Software revenue	$5,946	$3,104	$2,842	92%
Total revenue	$23,386	$11,719	$11,667	100%
Net loss	$(98,448)	$(80,041)	$(18,407)	23%
Non-GAAP Measure:
Adjusted EBITDA	$(75,214)	$(33,116)	$(42,098)	(127%)

(a) Percentage changes represented with parentheses represent unfavorable changes.
Adjusted EBITDA
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we have presented in this Form 10-Q Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.
We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, provision for income taxes, restructuring, non-ordinary course legal fees and settlement reserves, loss on extinguishment of debt, gain or loss on change in fair value of derivative instruments, warrant liabilities and trading securities and transaction-related expenses. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Form 10-Q, Adjusted EBITDA because it is a key measure used by our management and Board to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.
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
In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
		(restated)		(restated)

Net loss	$(51,616)	$(41,485)	$(98,448)	$(80,041)
Depreciation and amortization	1,381	678	2,511	1,345
Interest expense, net(a)	1,263	2,864	2,100	6,177
Provision for income taxes	17	34	34	34
Loss on extinguishment of debt	—	1,469	—	1,469
Change in fair value of derivative liabilities	—	8,991	—	12,512
Change in fair value of warrant liability	(2,699)	4,795	(8,966)	4,795
Change in fair value of trading securities	2,500	—	1,500	—
Restructuring costs(b)	6,226	—	6,226	—
Transaction-related costs(c)	156	3,543	510	5,641
Non-ordinary course legal fees and settlement reserves(d)	30	—	43	—
Stock-based compensation expense(e)	7,158	568	19,276	14,952
Adjusted EBITDA	$(35,584)	$(18,543)	$(75,214)	$(33,116)

(a)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Interest expense associated with the significant financing component included in interest (income) expense, net was $1.4 million and $2.4 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively.
(b)Restructuring costs related to the May 2022 reduction in force (the “May RIF”).
(c)Transaction costs related to the Business Combination. These costs are included in research and development, sales and marketing, and general and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(d)Non-ordinary course legal fees and settlement reserves incurred in connection with non-ordinary course litigation and disputes, including $6.8 million related to an estimated liability recorded in connection with a dispute with a service provider during the year ended December 31, 2021. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal and recurring operating expenses. See Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(e)See Note 13. Stock-Based Compensation, in Part I, Item 1. “Financial Statements” for details.
Components of Results of Operations
Revenue

Hardware Revenue. We generate hardware revenue primarily from the sale of our portfolio of devices for our smart access and smart apartment solutions. We sell hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through our channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when there is evidence a contract exists and control has been transferred to the customer. The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices.
From time-to-time, industry-wide supply chain disruptions have created shortages of certain construction materials and other products. Additionally, our customers have also experienced trade labor availability constraints and delays. These factors have caused our customers to experience construction delays, which have and may continue to delay the timing of the installation of our products and our recognition of hardware and software revenue.
Software Revenue. We generate software revenue primarily through the license of our SaaS over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers. SaaS arrangements generally have term lengths between one and ten years. The SaaS provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue is generally recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Installation Services Revenue. We generate revenue by facilitating hardware installation and activation services to select customers. This revenue is recognized over time on a percentage of completion basis.
Cost of Revenue
Cost of hardware revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging costs, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs, including personnel-related expenses associated with supply chain logistics and direct deployment and outsourced labor costs. We expect hardware cost of revenue to move in-line with our hardware revenue. Our hardware costs have been and may continue to be impacted by any supply chain constraints, shipping cost volatility and changes in import tariffs.
Cost of software revenue consists primarily of outsourced hosting costs, other outsourced cloud-based service costs and personnel-related expenses associated with monitoring and managing outsourced hosting service providers.
Cost of installation services revenue consists primarily of third-party installation labor costs, parts and materials and personnel-related expenses associated with deployment of our hardware.
Cost of revenue excludes depreciation and amortization shown in operating expenses.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses.
R&D Expenses. R&D expenses consist primarily of personnel and related expenses for our employees working on our product, design and engineering teams, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Also included are non-personnel costs such as amounts paid to our third-party contract manufacturers for tooling, engineering and prototype costs of our hardware products, fees paid to third-party consultants, R&D supplies and rent. We expect our R&D expenses to decrease for 2023 as a result of restructuring initiatives, including the May RIF, the August 2022 reduction in force (together with the May RIF, the “2022 RIFs”) and the July 2023 reduction in force (the “July 2023 RIF”).

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related expenses for our employees working on our sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and digital advertising), professional fees, rent and customer support. We expect our sales and marketing expenses to decrease for 2023 as a result of restructuring initiatives, including the 2022 RIFs and the July 2023 RIF.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related expenses for our executive, legal, human resources, finance and IT functions, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Additional expenses included in this category are non-personnel costs such as legal fees, rent, professional fees, audit fees, bad debt expense and insurance costs. We expect our general and administrative expenses to increase at least through 2024, due to professional services costs related to the Investigation, the SEC Investigation, the Restatement and remediation activities.

Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation expenses related to investments in property and equipment and internally-developed capitalized software.

Other Income (Expense), Net
Other income (expense), net consists of interest expense associated with the significant financing component of our longer-term software contracts, interest expense associated with our previous debt financing arrangements, interest income on highly liquid short-term investments, gain or loss on extinguishment of debt and gain or loss on change in fair value of derivative liabilities, warrant liabilities and trading securities.
Income Taxes
The provision for income taxes consists primarily of income taxes related to state and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables set forth our historical operating results for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.
Comparison of three months ended June 30, 2022 and June 30, 2021

	Three months ended June 30,
	2022	2021	$ Change	% Change
(in thousands, except share and per share data)		(restated)(a)
Revenue:
Hardware	$4,710	$4,948	$(238)	(4.8%)
Software	3,239	1,627	1,612	99.1%
Installation services	1,881	170	1,711	1006.5%
Total revenue	9,830	6,745	3,085	45.7%
Cost of revenue(b):
Hardware	11,003	6,001	5,002	83.4%
Software	334	174	160	92.0%
Installation services	1,743	502	1,241	247.2%
Total cost of revenue	13,080	6,677	6,403	95.9%
Operating expenses:
Research and development	16,710	7,063	9,647	136.6%
Sales and marketing	16,824	5,097	11,727	230.1%
General and administrative	12,341	10,585	1,756	16.6%
Depreciation and amortization	1,381	678	703	103.7%
Total operating expenses	47,256	23,423	23,833	101.8%
Loss from operations	(50,506)	(23,355)	(27,151)	116.3%
Other income (expense), net
Change in fair value of derivative liabilities	—	(8,991)	8,991	(100.0%)
Change in fair value of warrant liability	2,699	(4,795)	7,494	156.3%
Change in fair value of trading securities	(2,500)	—	(2,500)	N.M.
Loss on extinguishment of debt	—	(1,469)	1,469	N.M.
Interest expense, net	(1,263)	(2,864)	1,601	(55.9%)
Other income (expense), net	(29)	23	(52)	N.M.
Total other income (expense), net	(1,093)	(18,096)	17,003	(94.0%)
Loss before income taxes	(51,599)	(41,451)	(10,148)	(24.5%)
Provision for income taxes	17	34	(17)	(50.0%)
Net loss	$(51,616)	$(41,485)	$(10,131)	24.4%
Other comprehensive loss
Unrealized loss on available-for-sale securities	(281)	—	(281)	N.M.
Foreign currency translation adjustment	(1)	2	(3)	(150.0%)
Comprehensive loss	$(51,898)	$(41,483)	$(10,415)	25.1%
Net loss per common share
Basic and diluted net loss per common share	$(0.36)	$(0.81)	$0.45	(55.6%)
Weighted average shares outstanding
Basic and diluted	143,253,837	51,256,111

(a)Restated amounts, including any adjustments to originally-presented amounts, are reported in the Company’s 2022 Annual Report filed concurrently herewith.
(b)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $3.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven by increases of $1.6 million in software revenue and $1.7 million in installation services revenue partially offset by a $0.2 million decrease in hardware revenue. Increased software revenue reflects an increase in building software access provided to customers. The increase in installation services revenue is due to it being a new offering released in the second quarter of 2021 and the expansion of the offering. The decrease in hardware revenue is primarily attributable to decreased hardware deliveries recognized.
Cost of Revenue
Cost of revenue increased by $6.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily a result of an increase in cost of hardware revenue of $5.0 million, driven by a $2.9 million reserve for non-cancellable purchase commitments. The increase in cost of installation services revenue of $1.2 million reflects increased facilitation of installations.
Research and Development Expenses
Research and development expenses increased by $9.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to: (i) $7.3 million increase in personnel-related expenses, comprised of $4.2 million of increased compensation expenses and $3.2 million of increased stock-based compensation due to increased headcount to invest in expanding the functionality of our Latch Platform, net of a reduction in connection with the May RIF; (ii) restructuring costs of $1.3 million related to the May RIF; (iii) $0.5 million increase in software license expense and (iv) $0.4 million increase in development costs related to new product development.
Sales and Marketing Expenses
Sales and marketing expenses increased by $11.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to: (i) $5.1 million increase in personnel-related expenses comprised of $3.7 million in increased compensation expenses due to expansion of our sales force and demand generation team, partially offset by the May RIF, and a $1.4 million increase in stock-based compensation; (ii) restructuring costs of $4.4 million related to the May RIF; (iii) $0.9 million increase in marketing expense; (iv) $0.7 million increase in software license expense; (v) $0.4 million increase in travel expenses and (vi) $0.1 million increase in professional fees related to outsourced brand and website refresh initiatives.
General and Administrative Expenses
General and administrative expenses increased by $1.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to: (i) $3.3 million increase in personnel-related expenses, comprised of $1.5 million in increased stock-based compensation and $1.7 million in increased compensation expenses driven by increased headcount related to public company operational requirements; (ii) $0.7 million increase in public company insurance expense and (iii) restructuring costs of $0.6 million related to the May RIF. These increases were partially offset by a $2.8 million decrease in professional and consulting fees related to the occurrence of the Business Combination in 2021.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Expense, net
Total other expense, net increased by $17.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to: (i) a $9.0 million favorable change in other income related to the extinguishment of derivatives in June 2021 as part of the Business Combination; (ii) a greater decrease in the price of our common stock during the three months ended June 30, 2022 than during the three months ended June 30, 2021, which resulted in a $7.5 million period-over-period decrease in the fair value of the Private Placement Warrants liability during these periods; (iii) a $1.5 million favorable change on the extinguishment of debt due to the extinguishment of debt in June 2021 as part of the Business Combination and (iv) a $1.6 million decrease in interest expense primarily related to the conversion of the Convertible Notes and the repayment of the term loan in June 2021 as part of the Business Combination. These increases were partially offset by a $2.5 million unfavorable change in fair value of trading securities driven by increasing interest rates.

Results of Operations for the six months ended June 30, 2022 and 2021
The following tables set forth our historical operating results for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Six months ended June 30,
	2022	2021	$ Change	% Change
(in thousands, except share and per share data)		(restated)(a)
Revenue:
Hardware	$13,998	$8,445	$5,553	65.8%
Software	5,946	3,104	2,842	91.6%
Installation services	3,442	170	3,272	1924.7%
Total revenue	23,386	11,719	11,667	99.6%
Cost of revenue(b):
Hardware	22,852	10,825	12,027	111.1%
Software	661	308	353	114.6%
Installation services	3,511	502	3,009	599.4%
Total cost of revenue	27,024	11,635	15,389	132.3%
Operating expenses:
Research and development	35,532	16,905	18,627	110.2%
Sales and marketing	34,247	8,872	25,375	286.0%
General and administrative	27,821	28,100	(279)	(1.0)%
Depreciation and amortization	2,511	1,345	1,166	86.7%
Total operating expenses	100,111	55,222	44,889	81.3%
Loss from operations	(103,749)	(55,138)	(48,611)	88.2%
Other income (expense), net
Change in fair value of derivative liabilities	—	(12,512)	12,512	(100.0)%
Change in fair value of warrant liability	8,966	(4,795)	13,761	287.0%
Change in fair value of trading securities	(1,500)	—	(1,500)	N.M.
Loss on extinguishment of debt	—	(1,469)	1,469	(100.0)%
Interest expense, net	(2,100)	(6,177)	4,077	(66.0)%
Other income (expense), net	(31)	84	(115)	(136.9)%
Total other income (expense), net	5,335	(24,869)	30,204	(121.5)%
Loss before income taxes	(98,414)	(80,007)	(18,407)	23.0%
Provision for income taxes	34	34	—	—%
Net loss	$(98,448)	$(80,041)	$(18,407)	23.0%
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1,899)	—	(1,899)	N.M.
Foreign currency translation adjustment	1	(5)	6	120.0%
Comprehensive loss	$(100,346)	$(80,046)	$(20,300)	25.4%
Net loss per common share
Basic and diluted net loss per common share	$(0.69)	$(2.59)	$1.90	(73.4)%
Weighted average shares outstanding
Basic and diluted	142,615,560	30,960,173

(a)Restated amounts, including any adjustments to originally-presented amounts, are reported in the Company’s 2022 Annual Report filed concurrently herewith.
(b)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Comparison of six months ended June 30, 2022 and June 30, 2021
Revenue
Revenue increased by $11.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was driven by a $5.6 million increase in hardware revenue, $3.3 million increase in installation services revenue and $2.8 million increase in software revenue. Increased hardware revenue was primarily driven by increased hardware deliveries recognized. Increased software revenue reflects an increase in building software access provided to customers. The increase in installation services revenue is due to it being a new offering released in the second quarter of 2021 and the expansion of the offering.
Cost of Revenue
Cost of revenue increased by $15.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by a $12.0 million increase in cost of hardware revenue and $3.0 million increase in cost of installation services revenue. The increase in cost of hardware revenue was driven by (i) a $3.6 million reserve for non-cancellable purchase commitments and (ii) an increase in cost of hardware revenue driven by increased hardware installation. The increase in cost of installation services revenue reflects increased facilitation of installations.
Research and Development Expenses
Research and development expenses increased by $18.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to: (i) $15.1 million increase in personnel-related expenses, comprised of $11.2 million of increased compensation expenses and $3.8 million of increased stock-based compensation due to increased headcount to invest in expanding the functionality of the Latch Platform, net of a reduction in connection with the May RIF; (ii) restructuring costs of $1.3 million related to the May RIF; (iii) $1.1 million increase in software license expense and (iv) $0.9 million increase in development costs related to new product development.

Sales and Marketing Expenses
Sales and marketing expenses increased by $25.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to: (i) $15.7 million increase in personnel-related expenses, comprised of $11.9 million of increased compensation expenses and $3.8 million of increased stock-based compensation due to expansion of our sales force and demand generation team, partially offset by the May RIF; (ii) restructuring costs of $4.4 million in 2022 related to the May RIF; (iii) $2.2 million increase in marketing expense; (iv) $1.4 million increase in software license expense; (v) $1.1 million increase in travel expenses and (vi) $0.5 million increase in professional fees related to outsourced brand and website refresh initiatives.
General and Administrative Expenses
General and administrative expenses decreased by $0.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to a $3.8 million decrease in professional and consulting fees related to the occurrence of the Business Combination in 2021. This decrease was partially offset by (i) $0.3 million increase in personnel-related expenses, comprised of $4.1 million in increased compensation expenses driven by increased headcount related to public company operational requirements partially offset by a $3.8 million decrease in stock-based compensation as a result of a non-recurring stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers; (ii) $1.8 million increase in public company insurance expense; (iii) restructuring costs of $0.6 million related to the May RIF and (iv) $0.1 million increase in taxes and license fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $1.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the increased amortization of capitalized internally-developed software.

Total Other Income (Expense), Net
Total other income (expense), net increased by $30.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to: (i) a greater decrease in the price of our common stock during the six months ended June 30, 2022 than during the six months ended June 30, 2021, which resulted in a $13.8 million period-over-period decrease in the fair value of the Private Placement Warrants liability during these periods; (ii) a $12.5 million favorable change in other income related to the extinguishment of derivatives in June 2021 as part of the Business Combination; (iii) a $4.1 million decrease in interest expense primarily related to the conversion of the Convertible Notes and the repayment of the term loan in June 2021 as part of the Business Combination and (iv) a $1.5 million favorable change on the extinguishment of debt due to the extinguishment of debt in June 2021 as part of the Business Combination. These increases were partially offset by a $1.5 million unfavorable change in fair value of trading securities driven by increasing interest rates.
Liquidity and Capital Resources
We have incurred losses since our inception. As of June 30, 2022 and September 30, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $288.0 million, and $91.4 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
Historically, our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development as well as component inventory purchases from our contract manufacturers.
To better align staffing and expense levels with sales volumes and the macroeconomic environment and create operating efficiencies, we incurred $6.2 million in restructuring costs during the six months ended June 30, 2022 related to the May RIF (excluding the impact of stock-based compensation). In 2023, we conducted the July 2023 RIF in order to further streamline our business operations, reduce costs and complexities in the business and create additional operating efficiencies.
Beginning in the second quarter of 2022 and continuing through 2024, we incurred, and may continue to incur, significant professional fees primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and our Financial Statement Review. Additionally, we have incurred significant costs in connection with various pending litigation. See Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.

In connection with the HDW Acquisition, in July 2023 the Company issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of unsecured Promissory Notes. The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.

We contract with third-parties to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a demand plan. During the six months ended June 30, 2022, we materially reduced our original demand plan and started engaging in discussions with our contract manufacturers regarding our obligation to purchase the inventory based on our original demand plan. In 2022, we purchased and received excess inventory for certain products based on our original demand plan. Additionally, as a result of these discussions, we agreed to prepay certain contract manufacturers approximately $12.3 million for material and component obligations. As of June 30, 2022, the Company had unfunded non-cancellable purchase commitments of approximately $26.3 million.

Our future capital requirements will depend on many factors, including our business plans, our levels of revenue, the expansion of sales and marketing activities, market acceptance of our products, the results of business initiatives, the timing of new product introductions and overall economic conditions.

Based on our current business plan, we expect to be able to use our current cash and cash equivalents and available-for-sale securities to fund our operational cash requirements for at least one year from the date of this Form 10-Q.
Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.”
Indebtedness
Revolving Credit Facility
On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility with a freight forwarding and customs brokerage company. The revolving credit facility, which was subsequently amended in May 2022, had a credit limit of $6.0 million with no stated maturity date. Installment plan agreements were executed for each financing request, which included the interest rate. The revolving credit facility had no financial or other covenants. As of June 30, 2022, $0.2 million was outstanding under the revolving credit facility, which the Company cancelled in January 2023.
Promissory Notes
As discussed above, in July 2023 in connection with the HDW Acquisition, the Company issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of Promissory Notes. The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.

Term Loan with Customers Bank
Following the closing of the HelloTech Merger, on July 15, 2024, Latch Systems and HelloTech, as the Borrowers, entered into the Loan Agreement with Customers Bank.
Pursuant to the Loan Agreement, Customers Bank issued the Borrowers the New Loan, a term loan in the principal amount of $6.0 million. The Loan Agreement did not result in the Borrowers receiving any additional loan proceeds. Interest is payable on the New Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the Maturity Date is July 15, 2029.
The Borrowers are required to pay interest on the New Loan monthly until January 15, 2025. Thereafter, the Borrowers are required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the New Loan.
Pursuant to the Loan Agreement, the Borrowers have granted Customers Bank security interests in substantially all of the Borrowers’ assets, other than intellectual property. HelloTech is required to maintain an operating account with Customers with a sufficient balance to support monthly payments. Additionally, the Borrowers are collectively required to maintain a liquidity ratio of at least 4.00, tested monthly, which is calculated as the quotient of unrestricted cash and cash equivalents of the Company and its subsidiaries (subject to certain limitations with respect to cash of foreign subsidiaries), divided by all outstanding indebtedness owed to Customers Bank.
The Loan Agreement contains various covenants that, among other things, limit the Borrowers’ ability to:
•    engage in certain asset dispositions;
•    permit a change in control;
•    merge or consolidate;
•    incur indebtedness or grant liens on its assets;
•    declare or pay dividends, distributions or redemptions;
•    make loans or investments; and
•    engage in certain transactions with affiliates.

If an event of default exists under the Loan Agreement, Customers Bank will be able to accelerate the maturity of the New Loan and exercise other rights and remedies. Events of default include, but are not limited to, the following events:

•    failure to pay any principal or interest within three business days of the due date;
•    failure to perform or otherwise comply with the covenants and obligations in the Loan Agreement, subject, in certain instances, to certain grace periods;
•    bankruptcy or insolvency events involving the Borrowers; or
•    the rendering of judgments against a Borrower that remain undischarged, unvacated, unbonded, unsatisfied or unstayed for a certain period.

Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021
		(restated)
Net cash used in operating activities	$(83,464)	$(33,187)
Net cash provided by (used in) investing activities	44,883	(4,040)
Net cash (used in) provided by financing activities	(5,596)	448,702
Effect of exchange rates on cash	(7)	(5)
Net change in cash and cash equivalents	$(44,184)	$411,470
Operating Activities. Net cash used in operating activities for the six months ended June 30, 2022 increased by $50.3 million compared to June 30, 2021 primarily as a result of an increase in net loss, after adjusting for non-cash items of $40.3 million, an increase in inventories, net at June 30, 2022 of $12.6 million compared to June 30, 2021, an increase in other non-current assets of $0.7 million and an increase of $4.0 million in prepaid expenses and other current assets. These increases were offset by a $3.9 million increase in deferred revenue due to revenue recognition differing from the timing of billing to customers, a decrease in accrued expenses and accounts payable of $2.8 million at June 30, 2022 compared to the prior year, and a net increase in accounts receivable collections of $1.9 million during the six months ended June 30, 2022.
Investing Activities. Net cash provided by investing activities increased by $48.9 million to $44.9 million for the six months ended June 30, 2022 from $4.0 million of net cash used in investing activities for the six months ended June 30, 2021 primarily due to proceeds from the sales or maturities of available-for-sale securities of $95.4 million, partially offset by an increase in purchases of available-for-sale securities of $44.5 million and higher capitalization of internally developed software costs reflecting increased headcount as well as incremental new functionality being added to our Latch Platform for future product releases.
Financing Activities. For the six months ended June 30, 2022, net cash provided by financing activities decreased by $454.3 million primarily due to net proceeds of $450.0 million from the Business Combination for the six months ended June 30, 2021, a $3.9 million net repayment of our Revolving Facility in the six months ended June 30, 2021 and $3.2 million of payments for tax withholding on net settlements of restricted stock units (“RSUs”), partially offset by the $5.0 million repayment of the term loan in June 2021.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2022 and December 31, 2021 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our 2022 Annual Report filed concurrently herewith.

Recent Accounting Pronouncements
See Note 3. Summary of Significant Accounting Policies, in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Background
As described more fully in the Explanatory Note to this Form 10-Q, the Audit Committee, with the assistance of independent legal and accounting advisors, conducted an internal investigation of matters relating to the Company’s key performance indicators and revenue recognition practices for certain transactions, including the accounting treatment, financial reporting and internal controls related to such transactions.
As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on the Company’s current and historical financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 would be restated. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements. As a result, the Company restated those financial statements to correct the errors identified. As further detailed below, the Company identified errors related to, among other items: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, (v) stock based compensation and (vi) errors in certain key performance indicators, including “bookings” and related metrics.
Evaluation of Disclosure Controls and Procedures
Our current management, including our interim CEO and interim CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our interim CEO and interim CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to June 30, 2022, management believes that the consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). During 2021 and 2022, with the oversight of the Audit Committee, the Company began implementing a remediation plan to address the 2021 Material Weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis. During the six months ended June 30, 2022, the Company completed the May 2022 RIF that impacted approximately 130 employees or approximately 26% of the Company’s full-time employees. The Company also experienced management changes, including the March 2022 transition of the Company’s Chief Financial Officer. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness and contributed to additional material weaknesses identified as of June 30, 2022.
While we believe that our efforts described below have improved our internal control over financial reporting, further validation and testing of the design and effectiveness of the relevant internal controls over a sustained period is necessary before we can determine whether the 2021 Material Weakness has been remediated.

Material Weaknesses Identified
As noted above, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
The Company did not maintain controls to execute the criteria established in the COSO Framework for (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring activities.
Each of the control deficiencies identified below constitute material weaknesses, either individually or in the aggregate.
Control Environment. The Company did not maintain an effective control environment and identified the following material weaknesses: (i) the tone from executive management was insufficient to create the proper environment for effective internal control over financial reporting; and (ii) the Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters timely and accurately.
These control environment material weaknesses also contributed to the other material weaknesses identified below.
Risk Assessment. The Company did not design and implement an effective risk assessment and identified a material weakness relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities. The Company did not design and implement effective control activities and identified the following material weaknesses, which are in addition to the 2021 Material Weakness:

•Ineffective design and operation of certain control activities to respond to potential risks of material misstatement of revenue. In particular, the Company failed to: (i) ensure that relevant terms sales representatives had negotiated with customers were identified and communicated to the accounting department, resulting in a failure to properly account for such terms, (ii) fully consider the impact of certain terms of sales agreements on the amount and timing of revenue to be recognized and (iii) identify and account for extended payment terms. As a result of these control design deficiencies, the policies and controls related to revenue recognition were not effective in ensuring that (a) revenue was recorded at the correct amount and in the correct period and (b) the accounting department was informed of all elements and deliverables of certain arrangements. These design deficiencies led to inaccuracies in amounts and timing of revenue recognition and allowances for uncollectible accounts that contributed to material accounting errors in 2022 and prior years.
•Ineffective design and operation of certain control activities due to the significant 2022 personnel changes discussed above. Control deficiencies, which aggregate to a material weakness, occurred within the following areas: order to cash, inventory, financial close, sales commissions, procure-to-pay, capitalized software and information and technology general controls.

Information and Communication. The Company did not design and implement effective information and communication activities and identified the following material weakness: the Company did not have adequate processes and controls for communicating information among the accounting, finance and sales departments, including the customer success team, necessary to support the proper functioning of internal controls impacting revenue-related accounts.

Monitoring Activities. The Company did not design and implement effective monitoring activities and identified the following material weaknesses: (i) failure to adequately monitor compliance with accounting policies, procedures and controls related to revenue recognition, including accounts receivable and reserves; and (ii) failure to properly select, develop and perform ongoing evaluations of various components of internal controls.
These material weaknesses described in the paragraphs above contributed to material accounting errors identified and corrected as indicated in the financial statements included in this Form 10-Q. If we fail to adequately remediate these material weaknesses, there could be additional material misstatements that may not be prevented or detected.
Remediation Plan and Status. The Company is committed to remediating the material weaknesses identified above, fostering continuous improvement in internal controls and enhancing its overall internal control environment. Since identifying the above material weaknesses, the Company has corrected the errors in the financial statements for 2022 and prior and has begun implementing the remediation activities described below. The Company believes that these activities, when fully implemented, should remediate the identified material weaknesses and strengthen its internal control over financial reporting. These remediation efforts remain ongoing, and additional remediation initiatives may be necessary.
A material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time such that management can conclude, through testing, that the controls are operating effectively. If not remediated, material weaknesses or control deficiencies could result in further material misstatements.
Accordingly, as management continues to monitor the effectiveness of our internal control over financial reporting, the Company will continue to perform additional procedures prescribed by management, including the use of certain manual mitigating control procedures and the employment of additional tools and resources deemed necessary, to ensure that our future consolidated financial statements are fairly stated in all material respects. The following remediation activities highlight the Company’s commitment to remediating the identified material weaknesses:
•In January 2023, appointed an interim Chief Executive Officer and an interim Chief Financial Officer to improve tone from executive management, reinforce our commitment to integrity and promote accurate record keeping, ethical values and proper business practices. We also undertook various personnel changes, including voluntary and involuntary terminations within the Company’s sales and finance departments.
•In June and July 2023, established a new leadership team and transitioned to a St. Louis-based, in-person, sales department. All remaining remotely working salespersons were terminated as part of this new strategy. As of July 2023, substantially all of the sales and accounting department members were co-located in our St. Louis office.
•Hired finance and accounting professionals with the appropriate level of experience and training necessary to develop, maintain and improve our accounting policies, procedures and internal controls and continue to hire other qualified finance and accounting professionals.
•Provided, and continue to provide, training for employees regarding their responsibilities related to the performance or oversight of internal controls.
•Reinforced the importance of communication between the sales, accounting and finance departments regarding key terms of, and changes or modifications to, sales transactions, including by establishing controls requiring finance department approval of certain non-standard terms.
•Updated operative sales contracts to clarify that no transactional terms exist outside of the signed agreements and no oral agreements are valid and enforceable.
•Developed an intranet for employees to reference, which includes an organizational chart and access to Company-wide policies and other resources, including the Code of Business Conduct and Ethics, the Whistleblower Policy and access information for our anonymous reporting hotline.
•Began implementation of a process to reevaluate, revise and improve our Sarbanes-Oxley compliance program, including governance, risk assessment, testing methodologies and corrective action. The Company plans to enhance our risk assessment procedures and conduct a comprehensive risk assessment with a particular focus on the issues identified in the Investigation.
•Implemented an internal control compliance software to assist with the ongoing monitoring of control performance, streamline internal control management and allow for enhanced reporting of the status of our Sarbanes-Oxley compliance program.
•Developed, and continue to develop, internal control documentation over certain financial processes and related disclosures. The Company plans to continue to design and implement control activities to mitigate risks identified and test the operating effectiveness of such controls.
•Revised policies and procedures related to our revenue recognition process, including revisions to the assessment, approval matrix and exception handling processes. The Company intends to conduct a similar review annually, including review and assessment of revenue recognition-related controls and information technology system configurations.

Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see Part I, Item 1A. “Risk Factors” in our 2022 Annual Report filed concurrently herewith.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended June 30, 2022 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub (filed herewith).
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Form of Promissory Note.	8-K	4.1	5/16/2023
4.2	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ Jason Keyes
Jason Keyes
Interim Chief Executive Officer

December 19, 2024

By:	/s/ Marc Landy
Marc Landy
Interim Chief Financial Officer

December 19, 2024