Form 10-Q
period 2022-09-30
Latch, Inc.
filed 2024-12-19
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Additionally, to reflect the impact of the restatement, the 2022 Annual Report includes selected financial data described in the “Explanatory Note” of the 2022 Annual Report (collectively, the “Adjusted Financial Data”). Of such Adjusted Financial Data, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Form 10-Q”) only includes the financial data as of and for the quarters and year-to-date periods ended March 31, 2022 and September 30, 2021 (unaudited, restated). The reissued consolidated financial statements for the Restated Financial Statement Periods and the Adjusted Financial Data are referred to collectively in this Form 10-Q as the “Restatement.”
We are filing this Form 10-Q concurrently with the 2022 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. These reports are our first periodic reports filed with the Securities and Exchange Commission (“SEC”) since our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. Because of the delay in our periodic reporting and the changes that have occurred in our business since our last periodic filing, the information contained in this Form 10-Q reflects, where appropriate, more recent information about our business.
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
We have not filed, and do not intend to file, amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q covering the Restated Financial Statement Periods or 2019. Accordingly, with respect to such periods, investors and others should rely only on the financial information and other disclosures contained in this Form 10-Q, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, the 2022 Annual Report or our future filings with the SEC, and not on the financial statements of any previously issued or filed reports, earnings releases or similar communications relating to the Restated Financial Statement Periods and 2019.
Financial information related to the quarter ended September 30, 2022 is being presented in this Form 10-Q for the first time and is not subject to the Restatement. However, financial information related to the quarter ended September 30, 2021 and any other Restated Financial Statement Period is being presented in this Form 10-Q on a restated basis and marked as “Restated.” If a period presented in this Form 10-Q includes financial information that is both restated and being presented in this Form 10-Q for the first time, such as the nine month period ended September 30, 2022, it is not marked as “Restated.”
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

Latch, Inc. and Subsidiaries
Form 10-Q
Table of Contents

Page
Part I - Financial Information	7
Item 1. Financial Statements	7
Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	7
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2022 and 2021	8
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2022 and 2021	9
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021	11
Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3. Quantitative and Qualitative Disclosures About Market Risk	65
Item 4. Controls and Procedures	65
Part II - Other Information	69
Item 1. Legal Proceedings	69
Item 1A. Risk Factors	69
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3. Defaults Upon Senior Securities	69
Item 4. Mine Safety Disclosures	69
Item 5. Other Information	69
Item 6. Exhibits	70
Signatures	71

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)	(restated)(a)
Assets
Current assets
Cash and cash equivalents	$112,320	$124,782
Available-for-sale securities, current	136,807	158,973
Accounts receivable, net	7,608	11,888
Inventories, net current	33,095	23,075
Prepaid expenses and other current assets	12,948	12,705
Total current assets	302,778	331,423
Available-for-sale securities, non-current	7,665	102,878
Internally developed software, net	14,273	11,005
Inventories, net non-current	10,504	—
Property and equipment, net	2,741	2,039
Other non-current assets	2,756	2,256
Total assets	$340,717	$449,601
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,253	$6,517
Accrued expenses	27,141	24,309
Deferred revenue, current	10,443	7,259
Other current liabilities	1,906	4,528
Total current liabilities	45,743	42,613
Deferred revenue, non-current	31,213	23,209
Warrant liability	432	9,787
Other non-current liabilities	228	—
Total liabilities	77,616	75,609
Commitments and contingencies (see Note 9)
Stockholders’ Equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 144,609,513 and 141,585,530 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively(b)	16	15
Additional paid-in-capital	729,897	705,865
Accumulated other comprehensive loss	(2,305)	(676)
Accumulated deficit	(464,507)	(331,212)
Total stockholders’ equity	263,101	373,992
Total liabilities and stockholders’ equity	$340,717	$449,601

(a)Restated amounts, including any adjustments to previously reported amounts, are presented in Note 2. Restatement of Prior Period Financial Statements and Information.
(b)Shares issued and outstanding as of September 30, 2022 and December 31, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
		(restated)(a)		(restated)(a)
Revenue:
Hardware	$4,027	$4,312	$18,025	$12,757
Software	3,403	1,965	9,349	5,069
Installation services	1,409	573	4,851	743
Total revenue	8,839	6,850	32,225	18,569
Cost of revenue(b):
Hardware	4,739	6,377	27,591	17,202
Software	462	202	1,123	510
Installation services	1,604	857	5,115	1,359
Total cost of revenue	6,805	7,436	33,829	19,071
Operating expenses:
Research and development	10,991	11,689	46,523	28,594
Sales and marketing	7,028	9,108	41,275	17,980
General and administrative	15,077	11,479	42,898	39,579
Depreciation and amortization	1,386	784	3,897	2,129
Total operating expenses	34,482	33,060	134,593	88,282
Loss from operations	(32,448)	(33,646)	(136,197)	(88,784)
Other income (expense), net
Change in fair value of derivative liabilities	—	—	—	(12,512)
Change in fair value of warrant liability	389	1,067	9,355	(3,728)
Change in fair value of trading securities	(1,960)	—	(3,460)	—
Loss on extinguishment of debt	—	—	—	(1,469)
Interest expense, net	(702)	(769)	(2,802)	(6,946)
Other expense, net	(78)	(89)	(109)	(5)
Total other income (expense), net	(2,351)	209	2,984	(24,660)
Loss before income taxes	(34,799)	(33,437)	(133,213)	(113,444)
Provision for income taxes	10	13	44	47
Net loss	$(34,809)	$(33,450)	$(133,257)	$(113,491)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	257	(60)	(1,642)	(60)
Foreign currency translation adjustment	12	(1)	13	(6)
Comprehensive loss	$(34,540)	$(33,511)	$(134,886)	$(113,557)
Net loss per common share
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.93)	$(1.67)
Weighted average shares outstanding
Basic and diluted	144,590,030	140,675,490	143,280,949	67,933,833

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

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Nine months ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
January 1, 2021 (restated)	71,069	$160,605	9,106	$—	$8,127	$9	$(164,066)	$(155,930)
Retroactive application of Exchange Ratio	(7,313)	—	(937)	—	—	—	—	—
January 1, 2021 as adjusted	63,756	160,605	8,169	—	8,127	9	(164,066)	(155,930)
Exercises of common stock options	—	—	5,428	—	2,816	—	—	2,816
Stock-based compensation	—	—	—	—	14,451	—	—	14,451
Foreign currency translation adjustment	—	—	—	—	—	(7)		(7)
Net loss	—	—	—	—	—	—	(38,556)	(38,556)
March 31, 2021 (restated)	63,756	160,605	13,597	—	25,394	2	(202,622)	(177,226)
Exercises of common stock options	—	—	—	—	34	—	—	34
Conversion of Convertible Notes	—	—	6,925	—	69,252	—	—	69,252
Conversion of Legacy Latch warrants	—	—	233	—	2,143	—	—	2,143
Conversion of redeemable convertible preferred stock to common shares	(63,756)	(160,605)	63,756	1	160,604	—	—	160,605
Reverse recapitalization, net of transaction costs(a)	—	—	56,011	14	434,877	—	—	434,891
Stock-based compensation	—	—	—	—	552	—	—	552
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(41,485)	(41,485)
June 30, 2021 (restated)	—	—	140,522	15	692,856	4	(244,107)	448,768
Exercises of common stock options	—	—	645	—	206	—	—	206
Issuance of common stock upon settlement of restricted stock units	—	—	12	—	—	—	—	—
Tax withholdings on settlement of equity awards	—	—	(66)	—	(377)	—	—	(377)
Transaction costs related to reverse recapitalization	—	—	—	—	(253)	—	—	(253)
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	6,596	—	—	6,596
Unrealized loss on marketable securities	—	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	—	(33,450)	(33,450)
September 30, 2021 (restated)	—	$—	141,113	$15	$699,028	$(57)	$(277,557)	$421,429

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Unaudited
(in thousands)

	Nine months ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
January 1, 2022 (restated)	—	$—	141,586	$15	$705,865	$(676)	$(331,212)	$373,992
Cumulative effect adjustment of adopting ASC 326	—	—	—	—	—	—	(38)	(38)
Exercises of common stock options	—	—	365	—	177	—	—	177
Issuance of common stock upon settlement of restricted stock units	—	—	490	—	—	—	—	—
Tax withholdings on settlement of equity awards	—	—	(202)	—	(1,292)	—	—	(1,292)
Transaction costs related to reverse capitalization	—	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	13,075	—	—	13,075
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	—	—	—	(46,832)	(46,832)
March 31, 2022 (restated)	—	—	142,239	15	717,800	(2,292)	(378,082)	337,441
Exercises of common stock options	—	—	637	—	528	—	—	528
Issuance of common stock upon settlement of restricted stock options	—	—	1,833	1	—	—	—	1
Tax withholdings on settlement of equity awards	—	—	(622)	—	(1,883)	—	—	(1,883)
Stock-based compensation	—	—	—	—	7,840	—	—	7,840
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	—	—	(51,616)	(51,616)
June 30, 2022	—	—	144,087	16	724,285	(2,574)	(429,698)	292,029
Exercises of common stock options	—	—	50	—	17	—	—	17
Issuance of common stock upon settlement of restricted stock units	—	—	706	—	—	—	—	—
Tax withholdings on settlement of equity awards	—	—	(233)	—	(218)	—	—	(218)
Foreign translation adjustment	—	—	—	—	—	12	—	12
Stock-based compensation	—	—	—	—	5,813	—	—	5,813
Unrealized gain on marketable securities	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	(34,809)	(34,809)
September 30, 2022	—	$—	144,610	$16	$729,897	$(2,305)	$(464,507)	$263,101

(a)     Excludes 738,000 shares subject to vesting requirements. See Note 1. Description of Business.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine months ended September 30,
	2022	2021
		(restated)(a)
Operating activities
Net loss	$(133,257)	$(113,491)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,897	2,129
Non-cash interest expense	2,086	3,492
Change in fair value of derivative liabilities	—	12,512
Change in fair value of warrant liability	(9,355)	3,728
Change in fair value of trading securities	3,460	—
Realized gains/losses on available-for-sale securities	47	—
Impairment loss on intangible assets	458	—
Impairment loss on internally developed software	428	—
Loss on extinguishment of debt	—	1,469
Provision for non-cancellable purchase commitments and excess and obsolete inventory	70	(40)
Provision for doubtful accounts	993	686
Stock-based compensation	24,352	21,034
Changes in assets and liabilities
Accounts receivable	3,287	(7,308)
Inventories, net	(20,594)	(5,025)
Prepaid expenses and other current assets	(3,491)	(2,384)
Other non-current assets	(1,150)	(418)
Accounts payable	(257)	2,253
Accrued expenses	3,284	5,897
Other current liabilities	758	358
Other non-current liabilities	238	1,158
Deferred revenue	11,188	9,899
Net cash used in operating activities	(113,558)	(64,051)
Investing activities
Purchase of available-for-sale securities	(57,613)	(193,135)
Proceeds from maturities and call redemptions	171,212	—
Purchases of trading securities	(250)	(4,000)
Purchase of property and equipment	(2,160)	(1,055)
Development of internal software	(4,000)	(6,068)
Net cash provided by (used in) investing activities	107,189	(204,258)
Financing activities
Proceeds from Business Combination and private offering, net of issuance costs	—	448,001
Repayment of term loan	—	(5,000)
Proceeds from issuance of common stock	724	3,056
Payments for tax withholding on net settlement of equity awards	(3,394)	(332)
Proceeds from revolving credit facility	1,345	3,682
Repayment of revolving credit facility	(4,714)	(1,316)
Net cash (used in) provided by financing activities	(6,039)	448,091
Effect of exchange rate on cash	(54)	(5)
Net change in cash and cash equivalents	(12,462)	179,777
Cash and cash equivalents
Beginning of period	124,782	60,529
End of period	$112,320	$240,306
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$2,376	$565
Accrued fixed assets	$—	$354
Prepaid expenses received as part of business combination	$—	$510
Private placement warrants received as part of business combination	$—	$13,872
Accrued taxes related to net share settlement of equity awards	$—	$46

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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, par value $0.0001 per share, issued to Legacy Latch’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Latch redeemable convertible preferred stock and Legacy Latch common stock prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of established in the Business Combination.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	Three months ended	Three months ended	Nine months ended
	March 31, 2022	September 30, 2021	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)

Adjustments to hardware revenue:
Adjustments to hardware revenue excluding channel partner discounts	$1,012	$(2,988)	$(4,580)
Adjustments to hardware revenue - channel partner discounts	(779)	(1,174)	(3,183)
Total	$233	$(4,162)	$(7,763)

Adjustments to cost of hardware revenue:
Adjustments to cost of hardware revenue excluding channel partner discounts	$1,688	$(2,693)	$(3,637)
Adjustments to cost of hardware revenue - channel partner discounts	(779)	(1,174)	(3,183)
Total	$909	$(3,867)	$(6,820)
In addition to the impact of these adjustments on hardware revenue and cost of hardware revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss, additional accounts impacted by the Financial Statement Review include:
•General and administrative;
•Accounts receivable, net;
•Inventories, net;
•Accrued expenses;
•Deferred revenue - current;
•Deferred revenue - non-current;
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
The adjustments associated with these corrections primarily impact software revenue on the previously reported Condensed Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended	Three months ended	Nine months ended
	March 31, 2022	September 30, 2021	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)

Access related	$(296)	$(180)	$(473)
Other	(36)	(5)	(33)
Total	$(332)	$(185)	$(506)
In addition to the impact of these adjustments on software revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss, additional accounts impacted by the Financial Statement Review include:
•General and administrative;
•Other income / (expense);
•Accounts receivable, net;
•Prepaid expenses and other current assets;
•Deferred revenue - current;
•Deferred revenue - non-current; and
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
In connection with the Financial Statement Review, the Company determined that, due to flawed operating procedures, the Company did not (i) begin to amortize certain amounts that had been recorded as software-in-development during 2020, 2021 and 2022 when the asset was ready for its intended use or (ii) expense certain amounts when the Company determined that the planned feature was discontinued. The adjustments associated with this correction had a net impact that increased the loss before income taxes by $0.4 million, $0.3 million and $0.5 million for the three months ended March 31, 2022, the three months ended September 30, 2021 and the nine months ended September 30, 2021, respectively. The restated amounts presented in the tables below reflect corrections of internally-developed software, amortization expense and accumulated amortization.
The adjustments associated with these corrections impact the following accounts on the previously reported Condensed Consolidated Financial Statements:
•Research and development;
•Depreciation and amortization; and
•Internally-developed software, net.
4.Stock-based compensation
The Company accounts for stock-based compensation expense ratably over the service period. Historically, the Company accelerated a portion of the restricted stock units’ (“RSUs”) fair value at grant date instead of recognizing

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
that amount ratably over the award’s requisite service period. The adjustments associated with this correction, along with other stock-based compensation expense corrections, had a net impact that increased the loss before income taxes by $0.3 million, decreased the loss before income taxes by $1.1 million and decreased the loss before income taxes by $1.1 million for the three months ended March 31, 2022, the three months ended September 30, 2021 and the nine months ended September 30, 2021, respectively. The restated amounts presented in the tables below reflect stock-based compensation expense recognized ratably over the service period beginning at the grant date.
5.Other corrections
In connection with the Financial Statement Review, the Company determined that certain historical amounts did not meet the recognition criteria due to errors in amounts and/or the timing of recognition on the financial statements. The adjustments associated with these corrections had a net impact that increased the loss before income taxes by $0.4 million, decreased the loss before income taxes by $0.1 million and increased the loss before income taxes by $0.3 million for the three months ended March 31, 2022, the three months ended September 30, 2021 and the nine months ended September 30, 2021, respectively. The restated amounts presented in the tables below reflect amounts in the periods they were incurred.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Balance Sheet

	As of December 31, 2021
	Previously Reported	Adjustments	Category Reference(a)	Restated
Assets
Current assets
Cash and cash equivalents	$124,782	$—		$124,782
Available-for-sale securities, current	158,973	—		158,973
Accounts receivable, net	25,642	(13,754)	HW1, SW1, RC1	11,888
Inventories, net	11,615	11,460	HW2, OC2	23,075
Prepaid expenses and other current assets	11,606	1,099	HW3, SW3, OC3, RC3	12,705
Total current assets	332,618	(1,195)		331,423
Available-for-sale securities, non-current	102,878	—		102,878
Property and equipment, net	2,039	—		2,039
Internally-developed software, net	12,475	(1,470)	IDS	11,005
Other non-current assets	2,294	(38)	OC	2,256
Total assets	$452,304	$(2,703)		$449,601
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,229	$288	HW4, OC4	$6,517
Accrued expenses	24,184	125	HW5, OC5	24,309
Deferred revenue, current	6,016	1,243	HW6, SW6	7,259
Other current liabilities	4,342	186	OC	4,528
Total current liabilities	40,771	1,842		42,613
Deferred revenue, non-current	24,190	(981)	HW7, SW7	23,209
Warrant liability	9,787	—		9,787
Total liabilities	74,748	861		75,609
Commitments and contingencies (see Note 9)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 141,585,530 shares issued and outstanding as of December 31, 2021(b)	25	(10)	OC	15
Additional paid-in capital	706,713	(848)	HW8, SBC[8]	705,865
Accumulated other comprehensive loss	(676)	—		(676)
Accumulated deficit	(328,506)	(2,706)		(331,212)
Total stockholders’ equity	377,556	(3,564)		373,992
Total liabilities and stockholders’ equity	$452,304	$(2,703)		$449,601

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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30, 2021				Nine months ended September 30, 2021
	(unaudited)				(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$8,474	$(4,162)	HW	$4,312	$20,520	$(7,763)	HW	$12,757
Software	2,150	(185)	SW	1,965	5,575	(506)	SW	5,069
Installation services	573	—		573	743	—		743
Total revenue	11,197	(4,347)		6,850	26,838	(8,269)		18,569
Cost of revenue(b)
Hardware	10,095	(3,718)	HW1, OC1, SBC[1]	6,377	23,690	(6,488)	HW6, OC6, SBC[6]	17,202
Software	201	1	SW2, OC2	202	508	2	SW7, OC7	510
Installation services	857	—		857	1,359	—		1,359
Total cost of revenue	11,153	(3,717)		7,436	25,557	(6,486)		19,071
Operating expenses
Research and development	11,798	(109)	OC3, IDS[3], SBC[3]	11,689	28,402	192	OC8, IDS[8], SBC[8]	28,594
Sales and marketing	9,797	(689)	OC4, SBC[4]	9,108	18,602	(622)	OC9, SBC[9]	17,980
General and administrative	11,971	(492)	HW5, SW5, OC5, SBC[5]	11,479	39,660	(81)	HW10, SW10, OC10, SBC[10]	39,579
Depreciation and amortization	825	(41)	IDS	784	2,167	(38)	IDS	2,129
Total operating expenses	34,391	(1,331)		33,060	88,831	(549)		88,282
Loss from operations	(34,347)	701		(33,646)	(87,550)	(1,234)		(88,784)
Other income (expense), net
Change in fair value of derivative liabilities	—	—		—	(12,588)	76	OC	(12,512)
Change in fair value of warrant liability	1,067	—		1,067	(3,728)	—		(3,728)
Loss on extinguishment of debt	—	—		—	(1,469)	—		(1,469)
Interest income (expense), net	(780)	11	SW	(769)	(6,971)	25	SW	(6,946)
Other income, net	(89)	—		(89)	(5)	—		(5)
Total other income (expense), net	198	11		209	(24,761)	101		(24,660)
Loss before income taxes	(34,149)	712		(33,437)	(112,311)	(1,133)		(113,444)
Provision for income taxes	90	(77)	OC	13	100	(53)	OC	47
Net loss	$(34,239)	$789		$(33,450)	$(112,411)	$(1,080)		$(113,491)

Other comprehensive loss

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Unrealized loss on available-for-sale securities	(60)	—	(60)	(60)	—	(60)
Foreign currency translation adjustment	(1)	—	(1)	(6)	—	(6)
Comprehensive loss	$(34,300)	$789	$(33,511)	$(112,477)	$(1,080)	$(113,557)
Net loss per common share:
Basic and diluted net loss per common share	$(0.24)	$—	$(0.24)	$(1.66)	$(0.01)	$(1.67)
Weighted average shares outstanding:
Basic and diluted	140,675,490		140,675,490	67,933,833		67,933,833

(a)Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(3,867); OC1 $157; SBC1 $(8);
SW2 $2; OC2 $(1);
OC3 $(40); IDS3 $336; SBC3 $(405);
OC4 $73; SBC4 $(762);
HW5 $(238); SW5 $(68); OC5 $(262); SBC5 $76;
HW6 $(6,820); OC6 $336; SBC6 $(4);
SW7 $4; OC7 $(2);
OC8 $(47); IDS8 $584; SBC8 $(345);
OC9 $129; SBC9 $(751);
HW10 $(95); SW10 $28; OC10 $(46); SBC10 $32
(b)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2021
	(unaudited)
	Previously Reported	Adjustments	Restated
Operating activities
Net loss	$(112,411)	$(1,080)	$(113,491)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,167	(38)	2,129
Non-cash interest expense	3,527	(35)	3,492
Change in fair value of derivative liabilities	12,588	(76)	12,512
Change in fair value of warrant liability	3,728	—	3,728
Loss on extinguishment of debt	1,469	—	1,469
Provision for excess and obsolete inventory	(328)	288	(40)
Provision for doubtful accounts	753	(67)	686
Stock-based compensation expense	21,865	(831)	21,034
Changes in assets and liabilities
Accounts receivable	(11,174)	3,866	(7,308)
Inventories, net	(1,355)	(3,670)	(5,025)
Prepaid expenses and other current assets	(1,576)	(808)	(2,384)
Other non-current assets	(431)	13	(418)
Accounts payable	2,150	103	2,253
Accrued expenses	5,969	(72)	5,897
Other current liabilities	358	—	358
Other non-current liabilities	1,185	(27)	1,158
Deferred revenue	7,837	2,062	9,899
Net cash used in operating activities	(63,679)	(372)	(64,051)
Investing activities
Purchase of available-for-sale securities	(193,135)	—	(193,135)
Purchases of trading securities	(4,000)	—	(4,000)
Purchase of property and equipment	(993)	(62)	(1,055)
Capitalized internally-developed software	(6,480)	412	(6,068)
Net cash used in investing activities	(204,608)	350	(204,258)
Financing activities
Proceeds from Business Combination and private offering, net of issuance costs	448,035	(34)	448,001
Repayment of term loan	(5,000)	—	(5,000)
Proceeds from issuance of common stock	3,040	16	3,056
Payments for tax withholding on net settlement of equity awards	(372)	40	(332)
Proceeds from revolving credit facility	3,682	—	3,682
Repayment of revolving credit facility	(1,316)	—	(1,316)
Net cash provided by financing activities	448,069	22	448,091
Effect of exchange rates on cash	(5)	—	(5)
Net change in cash and cash equivalents	179,777	—	179,777
Cash and cash equivalents
Beginning of year	60,529	—	60,529
End of period	$240,306	$—	$240,306
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$803	$(238)	$565
Accrued fixed assets	$416	$(62)	$354
Private placement warrants received as part of Business Combination	$13,872	$—	$13,872
Prepaid expense received as part of Business Combination	$510	$—	$510
Accrued taxes related to net share settlement of equity awards	$24	$22	$46

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries as of September 30, 2022, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications would not have a material effect on the reported financial results.
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
The Company’s significant accounting policies for its Condensed Consolidated Financial Statements as of September 30, 2022 are summarized below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2022 and December 31, 2021, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
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
As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts contains an estimate of credit losses for outstanding invoices related to (1) hardware accounts receivable when revenue was recognized for consideration received from the related software contract and (2) invoices related to software accounts receivable. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for doubtful accounts:

Balance as of January 1, 2022 (restated)	$1,241
Provision for doubtful accounts	993
Balance as of September 30, 2022	$2,234
Inventories, Net
Inventories consist of finished goods and component parts. Finished goods are manufactured by the Company or purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value with cost being determined using the average cost method. The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, when necessary. As of September 30, 2022, net inventories in excess of one year of historical sales are classified as other non-current assets on the Consolidated Balance Sheets.
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
Intangible assets consisted of the following, which are included within other non-current assets on the Consolidated Balance Sheets.

	September 30, 2022	December 31, 2021
Assembled workforce	$—	$700
Domain names	318	318
Patents	37	37
Other intangibles	4	4
Intangible assets	359	1,059
Less: accumulated amortization	(206)	(213)
Total intangible assets, net	$153	$846
Total amortization expense related to intangible assets was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, and zero and $0.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the assembled workforce intangible had been fully impaired and included in depreciation and amortization expense on the Consolidated Statement of Operations and Comprehensive Loss. Total intangible impairment expense was $0.5 million for both the three and nine months ended September 30, 2022, respectively, and zero for both the three and nine months ended September 30, 2021.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Domain names	3 - 13
Patents	12
Other intangibles	5

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
Leases
On January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) using a modified retrospective approach recording a cumulative-effect adjustment to retained earnings. The Company elected to adopt the practical expedients that permit it to combine lease and non-lease components for all lease contracts and also elected not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms of 12 months or less.
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
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the Condensed Consolidated Balance Sheets. The Company did not have any finance leases or subleases as of September 30, 2022 and December 31, 2021.
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
The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three and nine months ended September 30, 2022, the reserve recorded for hardware warranties was approximately 2% and 2%, respectively, of cost of hardware revenue. For the three and nine months ended September 30, 2021, the reserve recorded for hardware warranties was approximately 2% and 2%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and nine months ended September 30, 2022, the allowance for returns reduced revenue by $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2021, the allowance for returns increased revenue by $0.3 million and $0.1 million, respectively.
Software
The Company generates software revenue primarily through the license of its SaaS) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $1.3 million and $3.7 million for the three and

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
nine months ended September 30, 2022, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2021, respectively.
The SaaS licenses provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue generally is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Installation Services
The Company generates revenues by facilitating hardware installation and activation services. These revenues are recognized over time on a percentage of completion basis. The Company recognized installation services revenue of $1.4 million and $4.8 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2022 (restated)	$1,237
Additions to deferred contract costs	1,040
Amortization of deferred contract costs	(164)
Balance as of September 30, 2022	$2,113
Contract Assets and Contract Liabilities

	September 30, 2022	December 31, 2021
		(restated)
Contract assets (unbilled receivables)	$1,159	$713
Contract liabilities (deferred revenue)	$41,656	$30,468
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
The Company records contract liabilities as deferred revenue when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The Company recognized $7.3 million of prior year deferred software revenue during the nine months ended September 30, 2022 and $4.5 million during the year ended December 31, 2021.
As of September 30, 2022, total deferred revenue was $41.7 million. The current amount, which is expected to be recognized over the next 12 months, of $10.4 million is comprised of $15.1 million, which will be recognized as revenue, and $4.7 million, which will be recognized as interest expense related to the significant financing component. The non-current amount of $31.2 million is comprised of $41.8 million, which will be recognized as revenue, and $10.6 million, which will be recognized as interest expense related to the significant financing component.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
Increase in deferred revenue for the three and nine months ended September 30, 2022 primarily resulted from growth of contracts with new and existing customers.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel and related expenses for employees working on sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and advertising), professional fees, rent, restructuring costs and customer support. Advertising expense was $0.4 million and $2.4 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.
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
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 350, Goodwill and Other, and ASC 360, Property, Plant and Equipment. Long-lived assets, such as property and equipment and internally-developed software costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As noted above, as of September 30, 2022, the assembled workforce intangible had been fully impaired. During the three and nine months ended September 30, 2022, the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
Company recorded zero and $0.4 million, respectively, of impairment of internally-developed software costs. The Company did not record any impairment charges for the three and nine months ended September 30, 2021.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company recorded a full valuation allowance against its deferred tax assets.
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of September 30, 2022, the Company had one customer that accounted for $2.5 million, or 22%, of gross accounts receivable. As of December 31, 2021, the Company had one customer that accounted for $2.7 million, or 19%, of gross accounts receivable. For the three months ended September 30, 2022, the Company had one customer that accounted for $1.4 million, or 16%, of total revenue. For the nine months ended September 30, 2022, the Company had one customer that accounted for $8.0 million, or 25%, of total revenue. For the three months ended September 30, 2021, the Company had one customer that accounted for $1.8 million, or 27%, of total revenue. For the nine months ended September 30, 2021, the Company had two customers that accounted for $5.1 million, or 28%, of total revenue.
Segment Information
As of September 30, 2022, the Company had one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.
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
4.    INVESTMENTS
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
The Company’s marketable securities by security type are summarized as follows:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$5,018	$(207)	$4,811
Commercial paper and corporate bonds	121,021	(1,687)	119,334
U.S. government agency debt securities	20,751	(424)	20,327
Total available-for-sale securities	$146,790	$(2,318)	$144,472

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset-backed securities	$11,101	$(56)	$11,045
Commercial paper and corporate bonds	234,497	(551)	233,946
U.S. government agency debt securities	16,929	(69)	16,860
Total available-for-sale securities	$262,527	$(676)	$261,851
As of September 30, 2022 and December 31, 2021, the Company recorded $2.3 million and $0.7 million, respectively, of gross unrealized losses in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of September 30, 2022
	Amortized Cost	Estimated Fair Value
Due in less than one year	$143,272	$137,897
Due in one to five years	8,019	7,665
Total investments	$151,291	$145,562
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
As of September 30, 2022, the Company had not identified any impairment indicators in its investments.
During the three and nine months ended September 30, 2022, the Company received $75.8 million and $171.2 million, respectively, of proceeds from maturities and call redemptions. The Company received $3.0 million and $31.7 million of proceeds from sales of money market funds, which are classified as cash and cash equivalents, for the three and nine months ended September 30, 2022, respectively. The Company recorded minimal realized losses from the sale of available-for-sale

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
securities. Gains and losses are determined using the first-in first-out method. The Company did not sell or redeem marketable securities during the three and nine months ended September 30, 2021.
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
During the three and nine months ended September 30, 2022, the Company recorded a loss on the Notes of $2.0 million and $3.5 million, respectively. There were no gains or losses on the Company’s Level 3 investments during the three and nine months ended September 30, 2021. The change in fair value of the Notes is recorded on the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2022, the fair value of the Notes was $1.1 million and classified as trading securities and presented in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
5.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of September 30, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$12,678	$—	$—	$12,678
Money market funds and other cash equivalents	97,645	1,997	—	99,642
Total cash and cash equivalents	110,323	1,997	—	112,320
Available-for-sale securities	—	144,472	—	144,472
Trading securities	—	—	1,090	1,090
Total assets	$110,323	$146,469	$1,090	$257,882

Liabilities
Warrant liability	—	432	—	432
Total liabilities	$—	$432	$—	$432

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	As of December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$8,983	$—	$—	$8,983
Money market funds	76,701	39,098	—	115,799
Total cash and cash equivalents	85,684	39,098	—	124,782
Available-for-sale securities	—	261,851	—	261,851
Trading securities	—	—	4,300	4,300
Total assets	$85,684	$300,949	$4,300	$390,933

Liabilities
Warrant liability	—	9,787	—	9,787
Total liabilities	$—	$9,787	$—	$9,787
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
The Company’s investments in the Notes were classified as Level 3 in the fair value hierarchy because they relied significantly on inputs that are unobservable in the market. The conversion price was dependent on varying events and equity value and therefore has been estimated using a Monte Carlo model to simulate the various future events. Significant assumptions included: (i) the timing and amount of a subsequent equity financing, if any; (ii) the equity value of the counterparty as of September 30, 2022; (iii) once converted into equity, the timing of any liquidity event; (iv) the counterparty undergoing a dissolution if the new equity financing did not occur before the maturity of the Notes; and (v) an assumed recovery rate in a dissolution event. The Notes were measured at fair value using a Monte Carlo simulation model at each measurement date. The Company elected to apply the fair value option and account for the hybrid instrument containing the Notes and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value being reported in earnings.
As of September 30, 2022, Level 3 fair value measurement inputs were (i) volatility, 80%; (ii) risk free rate, U.S. Constant Maturity Treasury Yields, and (iii) term, 0.24 years. During the three and nine months ended September 30, 2022, there were no transfers of financial assets between Level 1 and Level 2.
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the TSIA IPO that Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the Condensed Consolidated Balance Sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the consolidated statements of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing price of the public warrants was $0.08 and $1.84 as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Private Placement Warrants was $0.4 million and $9.8 million as of September 30, 2022 and December 31, 2021, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
The following table represents the activity of the Level 3 instruments:

Trading Securities
Balance at December 31, 2021	$4,300
Purchases	250
Change in fair value(a)	(3,460)
Balance at September 30, 2022	$1,090

(a)Recorded in other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company purchased trading securities during the nine months ended September 30, 2022, which are categorized as Level 3 in the fair value hierarchy. Except as discussed in Note 4. Investments in relation to the conversion of the Notes and as shown in the table above, there were no sales of Level 3 instruments during the three and nine months ended September 30, 2022. There were no transfers of instruments into or out of Level 3 during the three and nine months ended September 30, 2022.
6.    INVENTORIES, NET
Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
		(restated)

Raw materials	$4,814	$2,513
Finished goods	23,056	9,843
Channel inventory	5,685	11,109
Excess and obsolete inventory reserve	(460)	(390)
Total current inventories, net	33,095	23,075
Finished goods - non-current	10,504	—
Total inventories, net	$43,599	$23,075
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Inventories, net are stated at the lower of cost or net realizable value at their cost being determined using the average cost method. Inventories, net are written down to their net realizable value if they have a cost basis in excess of expected net realizable value. The Company did not write down channel inventory for the three and nine months ended September 30, 2022 and did not experience any significant inventory write-downs for the three and nine months ended September 30, 2021. There was no charge on channel partner inventory to the lower of cost or net realizable value for the three and nine months ended September 30, 2022. As of September 30, 2022, net inventories in excess of one year of historical sales are classified as other non-current assets on the Condensed Consolidated Balance Sheets.
7.    INTERNALLY-DEVELOPED SOFTWARE, NET
Internally developed software, net consisted of the following:

	September 30, 2022	December 31, 2021
		(restated)

Internally-developed software	$14,655	$9,667
Software-in-development	5,813	4,853
Less: Accumulated amortization	(6,195)	(3,515)
Total internally-developed software, net	$14,273	$11,005

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
During the three and nine months ended September 30, 2022, the Company capitalized $0.9 million and $5.9 million, respectively, in internally-developed software and $3.2 million and $6.6 million for the three and nine months ended September 30, 2021, respectively. Capitalized costs associated with software-in-development are not amortized into amortization expense until the related assets are put into service.
Total amortization expense related to internally-developed software for the three and nine months ended September 30, 2022 was $1.0 million and $2.7 million, respectively. Total amortization expense related to internally-developed software for the three and nine months ended September 30, 2021 was $0.6 million and $1.6 million, respectively.
Impairment expense was zero and $0.4 million for the three and nine months ended September 30, 2022, which is included in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Impairment expense was zero and zero for the three and nine months ended September 30, 2021, which is included in amortization expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.
8.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
		(restated)

Accrued compensation	$2,257	$5,985
Accrued warranties	723	774
Accrued purchases	2,092	1,701
Accrued non-cancellable purchase commitments	3,353	549
Accrued operating expense	9,778	8,214
Accrued litigation costs	6,750	6,750
Accrued restructuring costs	1,685	—
Other accrued expenses	503	336
Total accrued expenses	$27,141	$24,309
9.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of September 30, 2022, the Company had unfunded non-cancellable purchase commitments of approximately $19.4 million.
The Company records a liability for non-cancellable orders to the extent it does not expect to be able to use the inventory related to such orders. As of September 30, 2022 and the year ended December 31, 2021, the Company accrued $3.4 million and $0.5 million, respectively, for non-cancellable inventory purchase commitments. See Note 8. Accrued Expenses.
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
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The settlement remains subject to approval by the court, and a preliminary hearing has been set for January 16, 2025. The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2022. Under the terms of the proposed settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. Latch does not expect insurers to contribute to the settlement amount.
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
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of September 30, 2022 and December 31, 2021, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
SEC Investigation
In March 2023, the staff of the SEC (the “SEC Staff”) requested a meeting with the Company’s outside counsel to discuss the findings of the Investigation and related matters (the “SEC Investigation”). The SEC Staff also asked that the Company voluntarily provide certain documents in advance of the meeting, which the Company did. In April 2023, outside counsel and advisors conducted an initial meeting with the SEC Staff to discuss the findings of the Investigation. In August 2023, the SEC Staff requested the Company voluntarily provide additional documents and information relating to the Investigation and related matters. The Company has continued to communicate with the SEC Staff, and the Company has continued to voluntarily produce documents and information. The Company may receive additional requests for documents and information from the SEC Staff. The Company has cooperated fully with the SEC Investigation and will continue to do so.
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2022 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
10.    EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share; and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
As of September 30, 2022 and December 31, 2021, the Company’s reserved shares for future issuance included the following:

	September 30, 2022	December 31, 2021(1)

Stock options issued and outstanding	12,960,843	15,009,656
Restricted stock units issued and outstanding	12,981,926	6,498,869
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares	16,390,215	16,731,819
Total	57,666,285	53,573,645

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
11.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
		(restated)		(restated)

Net loss	$(34,809)	$(33,450)	$(133,257)	$(113,491)
Basic weighted-average common shares	144,590,030	140,675,490	143,280,949	67,933,833
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares	144,590,030	140,675,490	143,280,949	67,933,833
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.93)	$(1.67)
The table below sets forth the number of potential common shares underlying outstanding common stock options, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, and their inclusion would be anti-dilutive:

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021(1)
		(restated)

Stock options	12,960,843	15,009,656
Restricted stock units(1)	12,981,926	6,498,869
Warrants	15,333,301	15,333,301
Total	41,276,070	36,841,826

(1)     Amount includes 6,224 and 21,356 liability-based RSUs as of September 30, 2022 and December 31, 2021, respectively, that the Company settled in cash. As a result, the shares of common stock underlying the liability-based RSUs upon vesting were not issued and were returned to the 2021 Incentive Award Plan as available shares.
12.     INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2022 was $0.01 million and $0.04 million, respectively. The income tax provision for the three and nine months ended September 30, 2021 was $0.01 million and $0.05 million, respectively.
For the three and nine months ended September 30, 2022 and 2021, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of September 30, 2022, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more than likely than not that these assets will not be fully realized.
13.     STOCK-BASED COMPENSATION
For the years ended September 30, 2022 and 2021, the components of stock-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(restated)		(restated)

Stock options	$261	$520	$2,086	$15,523
Restricted stock units	5,552	6,076	24,642	6,076
Capitalized costs(1)	(737)	(514)	(2,376)	(565)
Total stock-based compensation expense	$5,076	$6,082	$24,352	$21,034

(1) Included in internally-developed software on the Consolidated Balance Sheets.
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the Consolidated Statements of Operations and Comprehensive Loss as follows:

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(restated)		(restated)

Cost of revenue	$107	$172	$469	$205
Research and development	2,095	2,532	10,292	6,694
Sales and marketing	916	1,142	4,906	1,356
General and administrative	1,958	2,236	8,685	12,779
Total stock-based compensation expense	$5,076	$6,082	$24,352	$21,034
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders at the Special Meeting on June 3, 2021 and became effective upon the Closing. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board. Effective January 1, 2022, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177 shares. As of September 30, 2022, 24,359,792 shares had been granted under the 2021 Plan. Effective January 1, 2023 and January 1, 2024, the number of shares reserved for future issuance under the 2021 Plan increased by 7,267,376 shares and 8,810,007 shares, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
Stock Options
A summary of the status of employee and non-employee stock options as of September 30, 2022, and changes during 2022, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2021(1)	15,009,656	$0.75
Options forfeited	(969,441)	$1.14
Options expired	(27,359)	$1.11
Options exercised	(1,052,013)	$0.84
Balance at September 30, 2022	12,960,843	$0.71	6	$4,469,718
Exercisable at September 30, 2022	11,903,049	$0.65	5	$4,456,563

(1) Options outstanding and weighted average exercise price have been retroactively adjusted to give effect to the Exchange Ratio.
The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $1.60. No stock options were granted during the quarter ended September 30, 2022.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2022, total compensation expense not yet recognized related to unvested stock options was $0.7 million, which was expected to be recognized over a weighted-average period of 1.6 years. Additionally, the Company records forfeitures as they occur.
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
Equity-based
A summary of equity-based RSU activity for the nine months ended September 30, 2022 is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2021	6,477,513	$12.14
Granted	17,230,418	$3.26
Vested	(3,028,579)	$10.06
Forfeited	(7,703,650)	$6.58
Balance at September 30, 2022	12,975,702	$4.14
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $43.5 million as of September 30, 2022

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
and will be expensed over a weighted-average period of 1.6 years. In addition, approximately 0.2 million and 0.4 million RSUs vested during the three and nine months ended September 30, 2022, respectively, but were not released at the time of vesting due to the suspension of the S-8 Registration Statement.
Liability-based
A summary of liability-based RSU activity for the nine months ended September 30, 2022 is presented below.

Number of RSUs
Balance at December 31, 2021	21,356
Granted	—
Vested	(5,974)
Forfeited	(9,158)
Balance at September 30, 2022	6,224
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the three months ended September 30, 2022, the Company recognized $0.001 million of bonus expense within cost of hardware revenue in the Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.01 million as of September 30, 2022 and will be expensed over a weighted-average period of 1.6 years. The Company settled 1,991 liability-based RSUs for $0.002 million in cash for the three months ended September 30, 2022.
Modification of Stock Options and RSUs
In the nine months ended September 30, 2022, the Company completed two reductions in force (the “2022 RIFs”). In connection with the 2022 RIFs, the Company modified the option and RSU awards of approximately 130 employees to accelerate the vesting of 1,101,021 unvested RSUs that were improbable of vesting as of the modification date and to extend the post-termination exercise window of 64,591 vested options. The modification was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. This led to the reversal of previously recognized share-based compensation expense amounting to $5.4 million, offset by the fair value of the new award of $0.9 million as of the modification date, resulting in a net reversal of $4.5 million to the share-based compensation expense.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
14.     RELATED-PARTY TRANSACTIONS
Throughout the Company’s history, the Company has obtained equity funding from strategic partners with whom the Company transacts through the ordinary course of business. As such, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of September 30, 2022 and December 31, 2021, the Company had zero and $0.4 million, respectively, of receivables due from these customers, which are included within accounts receivable on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2022, the Company had $0.01 million and $0.02 million, respectively, of hardware revenue from these customers, and $0.04 million and $0.1 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2021, the Company had $0.1 million and $0.4 million, respectively, of hardware revenue from these customers, and $0.1 million and $0.4 million, respectively, of software revenue from these customers, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In January 2021, one of the Company’s existing equity holders acquired shares of Legacy Latch’s common stock from certain employees and non-employee service providers. See Note 13. Stock-Based Compensation.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)
15.    SUBSEQUENT EVENTS
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
2023 RIFs and Severance Payments
In July 2023, the Company commenced a reduction in force (the “July 2023 RIF”) in order to streamline its business operations, reduce costs and complexities in the business and create further operating efficiencies. The July 2023 RIF, substantially completed in the fourth quarter of 2023, impacted approximately 95 employees, or approximately 70% of the Company’s full-time employees at the time.
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
Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended September 30,
	2022	2021	$ Change	% Change(a)
		(restated)
GAAP Measures:
Software revenue	$3,403	$1,965	$1,438	73%
Total revenue	$8,839	$6,850	$1,989	29%
Net loss	$(34,809)	$(33,450)	$(1,359)	4%
Non-GAAP Measure:
Adjusted EBITDA	$(21,502)	$(26,560)	$5,058	19%

	Nine months ended September 30,
	2022	2021	$ Change	% Change(a)
		(restated)
GAAP Measures:
Software revenue	$9,349	$5,069	$4,280	84%
Total revenue	$32,225	$18,569	$13,656	74%
Net loss	$(133,257)	$(113,491)	$(19,766)	17%
Non-GAAP Measure:
Adjusted EBITDA	$(96,716)	$(59,676)	$(37,040)	(62%)

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
In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
		(restated)		(restated)

Net loss	$(34,809)	$(33,450)	$(133,257)	$(113,491)
Depreciation and amortization	1,386	784	3,897	2,129
Interest income, net(a)	702	769	2,802	6,946
Provision for income taxes	10	13	44	47
Loss on extinguishment of debt	—	—	—	1,469
Change in fair value of derivative liabilities	—	—	—	12,512
Change in fair value of warrant liability	(389)	(1,067)	(9,355)	3,728
Change in fair value of trading securities	1,960	—	3,460	—
Restructuring costs(b)	2,606	—	8,832	—
Transaction-related costs(c)	6	309	516	5,950
Non-ordinary course legal fees and settlement reserves(d)	1,950	—	1,993	—
Stock-based compensation expense(e)	5,076	6,082	24,352	21,034
Adjusted EBITDA	$(21,502)	$(26,560)	$(96,716)	$(59,676)

(a)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense associated with the significant financing component included in interest (income) expense, net was $1.3 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2021, respectively.
(b)Restructuring costs related to the May 2022 reduction in force (the “May RIF”) and the August 2022 reduction in force (the “August RIF” and, together with the May RIF, the “2022 RIFs”).
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
R&D Expenses. R&D expenses consist primarily of personnel and related expenses for our employees working on our product, design and engineering teams, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Also included are non-personnel costs such as amounts paid to our third-party contract manufacturers for tooling, engineering and prototype costs of our hardware products, fees paid to third-party consultants, R&D supplies and rent. We expect our R&D expenses to decrease for 2023 as a result of restructuring initiatives, including the 2022 RIFs and the July 2023 reduction in force (the “July 2023 RIF”).

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

Comparison of three months ended September 30, 2022 and September 30, 2021

	Three months ended September 30,
	2022	2021	$ Change	% Change
(in thousands, except share and per share data)		(restated)(a)
Revenue
Hardware	$4,027	$4,312	$(285)	(6.6%)
Software	3,403	1,965	1,438	73.2%
Installation services	1,409	573	836	145.9%
Total revenue	8,839	6,850	1,989	29.0%
Cost of revenue(b)
Hardware	4,739	6,377	(1,638)	(25.7%)
Software	462	202	260	128.7%
Installation services	1,604	857	747	87.2%
Total cost of revenue	6,805	7,436	(631)	(8.5%)
Operating expenses
Research and development	10,991	11,689	(698)	(6.0%)
Sales and marketing	7,028	9,108	(2,080)	(22.8%)
General and administrative	15,077	11,479	3,598	31.3%
Depreciation and amortization	1,386	784	602	76.8%
Total operating expenses	34,482	33,060	1,422	4.3%
Loss from operations	(32,448)	(33,646)	1,198	(3.6%)
Other income (expense), net
Change in fair value of warrant liability	389	1,067	(678)	(63.5%)
Change in fair value of trading securities	(1,960)	—	(1,960)	N.M.
Interest expense, net	(702)	(769)	67	(8.7%)
Other expense, net	(78)	(89)	11	(12.4%)
Total other income (expense), net	(2,351)	209	(2,560)	N.M.
Loss before income taxes	(34,799)	(33,437)	(1,362)	4.1%
Provision for income taxes	10	13	(3)	(23.1%)
Net loss	$(34,809)	$(33,450)	$(1,359)	4.1%
Other comprehensive loss
Unrealized loss on available-for-sale securities	257	(60)	317	N.M.
Foreign currency translation adjustment	12	(1)	13	N.M.
Comprehensive loss	$(34,540)	$(33,511)	$(1,029)	3.1%
Net loss per common share:
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$—	—%
Weighted average shares outstanding:
Basic and diluted	144,590,030	140,675,490

(a)Restated amounts, including any adjustments to originally-presented amounts, are reported in the Company’s 2022 Annual Report filed concurrently herewith.
(b)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful
Revenue
Revenue increased by $2.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven by $1.4 million increase in software revenue and $0.8 million increase in installation services revenue, partially offset by $0.3 million decrease in hardware revenue. Increased software revenue reflects an increase in building software access provided to customers. Installation services revenue growth reflects expansion of the direct deployment program. The decrease in hardware revenue is primarily attributable to decreased hardware deliveries recognized.

Cost of Revenue
Cost of revenue decreased by $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Cost of hardware revenue decreased by $1.6 million, driven by a $1.0 million increase in the reserve for excess and obsolete inventory offset by the following: (i) a $0.9 million decrease in hardware inventory costs due to the improvement of global supply chain challenges that had occurred in 2021, as described above; (ii) a $0.8 million decrease in cost of hardware revenue driven by decreased hardware sales; (iii) a $0.5 million decrease in the lower of cost or market adjustment and (iv) a $0.2 million decrease in inventory carrying cost amortization. The decrease in cost of hardware revenue was partially offset by $0.7 million increase in installation services revenue and a $0.3 million increase in cost of software revenue attributable to the increased growth of those offerings.
Research and Development Expenses
Research and development expenses decreased by $0.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to: (i) $1.2 million decrease in personnel-related expenses, comprised of $0.7 million decrease in compensation expenses and $0.5 million decrease in stock-based compensation resulting from the 2022 RIFs, and (ii) $0.9 million decrease in product development costs resulting from the 2022 RIFs. These decreases were partially offset by: (i) restructuring costs of $1.1 million in 2022 related to the August RIF and (ii) $0.4 million increase in software license expense.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $2.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to: (i) $3.7 million decrease in personnel-related expenses, comprised of $3.5 million decrease in compensation expenses and $0.2 million decrease in stock-based compensation resulting from the 2022 RIFs and (ii) $0.3 million decrease in travel expenses. These decreases were partially offset by: (i) restructuring costs of $0.9 million in 2022 related to the August RIF; (ii) $0.5 million increase in software license expense; (iii) $0.5 million increase in professional fees related to outsourced brand and website refresh initiatives and (iv) $0.2 million increase in marketing expense.
General and Administrative Expenses
General and administrative expenses increased by $3.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to: (i) $4.5 million increase in professional fees primarily related to the Investigation and litigation reserves, partially offset by a reduction in fees incurred related to the Business Combination in 2021; (ii) impairment loss on intangible assets of $0.5 million; (iii) restructuring costs of $0.6 million related to the August RIF and (iv) $0.1 million increase in taxes and license fees. These increases were partially offset by (i) $1.6 million decrease in personnel-related expenses, comprised of (a) $1.3 million decrease in compensation expense and (b) $0.3 million decrease in stock-based compensation resulting from the 2022 RIFs; (ii) $0.1 million decrease in bad debt expense and (iii) $0.3 million decrease in recruiting expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income (expense), net decreased by $2.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to: (i) $2.0 million unfavorable change in fair value of the trading securities and (ii) a smaller decrease in the price of our common stock during the three months ended September 30, 2022 than during the three months ended September 30, 2021, which resulted in a $0.7 million period-over-period decrease in the fair value of the Private Placement Warrants liability during these periods.

Comparison of nine months ended September 30, 2022 and September 30, 2021

	Nine months ended September 30,
	2022	2021	$ Change	% Change
(in thousands, except share and per share data)		(restated)(a)
Revenue
Hardware	$18,025	$12,757	$5,268	41.3%
Software	9,349	5,069	4,280	84.4%
Installation services	4,851	743	4,108	552.9%
Total revenue	32,225	18,569	13,656	73.5%
Cost of revenue(b)
Hardware	27,591	17,202	10,389	60.4%
Software	1,123	510	613	120.2%
Installation services	5,115	1,359	3,756	276.4%
Total cost of revenue	33,829	19,071	14,758	77.4%
Operating expenses
Research and development	46,523	28,594	17,929	62.7%
Sales and marketing	41,275	17,980	23,295	129.6%
General and administrative	42,898	39,579	3,319	8.4%
Depreciation and amortization	3,897	2,129	1,768	83.0%
Total operating expenses	134,593	88,282	46,311	52.5%
Loss from operations	(136,197)	(88,784)	(47,413)	53.4%
Other income (expense), net
Change in fair value of derivative liabilities	—	(12,512)	12,512	(100.0%)
Change in fair value of warrant liability	9,355	(3,728)	13,083	350.9%
Change in fair value of trading securities	(3,460)	—	(3,460)	N.M.
Loss on extinguishment of debt	—	(1,469)	1,469	(100.0%)
Interest expense, net	(2,802)	(6,946)	4,144	(59.7%)
Other expense, net	(109)	(5)	(104)	N.M.
Total other income (expense), net	2,984	(24,660)	27,644	112.1%
Loss before income taxes	(133,213)	(113,444)	(19,769)	17.4%
Provision for income taxes	44	47	(3)	(6.4%)
Net loss	$(133,257)	$(113,491)	$(19,766)	17.4%
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1,642)	(60)	(1,582)	N.M.
Foreign currency translation adjustment	13	(6)	19	316.7%
Comprehensive loss	$(134,886)	$(113,557)	$(21,329)	18.8%
Net loss per common share:
Basic and diluted net loss per common share	$(0.93)	$(1.67)	$0.74	(44.3%)
Weighted average shares outstanding:
Basic and diluted	143,280,949	67,933,833

(a)Restated amounts, including any adjustments to originally-presented amounts, are reported in the Company’s 2022 Annual Report filed concurrently herewith.
(b)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $13.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was driven by increases of $5.3 million in hardware revenue, $4.3 million in software revenue and $4.1 million in installation services revenue. The increase in hardware revenue was primarily driven by increased hardware deliveries recognized. Increased software revenue reflects an increase in building software access provided to customers. Installation services revenue growth reflects expansion of the direct deployment program.

Cost of Revenue
Cost of revenue increased by $14.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Cost of hardware revenue increased by $10.4 million, driven by (i) a $4.6 million reserve for excess and obsolete inventory and (ii) a $4.2 million increase in cost of hardware revenue driven by increased hardware sales. The increase was also a result of a $3.8 million increase in cost of installation services revenue, which reflects increased facilitation of installations, and a $0.6 million increase in cost of software revenue. The increases in cost of software and installation services revenue are attributable to the increased growth of those offerings.
Research and Development Expenses
Research and development expenses increased by $17.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to: (i) $13.8 million increase in personnel-related expenses, comprised of $10.5 million of increased compensation expenses and $3.3 million of increased stock-based compensation due to increased headcount to invest in expanding the functionality of the Latch Platform, partially offset by the impact of the 2022 RIFs; (ii) restructuring costs of $2.4 million in 2022 resulting from the 2022 RIFs and (iii) $1.5 million increase in software license expense.
Sales and Marketing Expenses
Sales and marketing expenses increased by $23.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to: (i) $11.9 million increase in personnel-related expenses, comprised of $8.4 million of increased compensation expense and $3.5 million of increased stock-based compensation related to expansion of our sales force and demand generation team, partially offset by the 2022 RIFs; (ii) restructuring costs of $5.3 million in 2022 resulting from the 2022 RIFs; (iii) $2.4 million increase in marketing expense; (iv) $1.9 million increase in software license expense; (v) $1.3 million increase in professional fees related to outsourced brand and website refresh initiatives and (vi) $0.8 million increase in travel expenses.
General and Administrative Expenses
General and administrative expenses increased by $3.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to: (i) $1.8 million increase in public company insurance expense; (ii) restructuring costs of $1.1 million in 2022 resulting from the 2022 RIFs; (iii) $0.7 million net increase in professional fees; (iv) impairment loss on intangible assets of $0.5 million; (v) impairment loss on internally developed software of $0.4 million; (vi) $0.3 million increase in bad debt; (vii) $0.2 million increase in travel expenses and (viii) $0.2 million increase in taxes and license fees. These increases were partially offset by (i) $1.3 million decrease in personnel-related expenses, comprised of (a) $4.1 million decrease in stock-based compensation resulting from the 2022 RIFs and (b) $2.8 million increase in compensation expenses; and (ii) $0.8 million decrease in recruiting fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $1.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net

Total other income (expense), net increased by $27.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to: (i) a greater decrease in the price of our common stock during the nine months ended September 30, 2022 than during the nine months ended September 30, 2021, which resulted in a $13.1 million period-over-period decrease in the fair value of the Private Placement Warrants liability; (ii) $12.5 million favorable change related to the extinguishment of derivatives in June 2021 as part of the Business Combination;

(iii) $1.5 million favorable change of extinguishment of debt due to the extinguishment of debt in June 2021 as part of the Business Combination and (iv) $4.1 million decrease in interest expense driven by the conversion of the Convertible Notes to common stock, partially offset by an increase in interest expense associated with software sales with upfront payments. These increases were partially offset by a $3.5 million unfavorable change in the fair value of trading securities driven by increasing interest rates.
Liquidity and Capital Resources
We have incurred losses since our inception. As of September 30, 2022 and September 30, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $256.8 million, and $91.4 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
Historically, our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development as well as component inventory purchases from our contract manufacturers.
To better align staffing and expense levels with sales volumes and the macroeconomic environment and create operating efficiencies, we incurred $2.6 million in restructuring costs during the three months ended September 30, 2022 related to the August RIF (excluding the impact of stock-based compensation) and $8.8 million in restructuring costs during the nine months ended September 30, 2022 attributable to the 2022 RIFs (excluding the impact of stock-based compensation). In 2023, we conducted the July 2023 RIF in order to further streamline our business operations, reduce costs and complexities in the business and create additional operating efficiencies.
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
We contract with third parties to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a demand plan. During the nine months ended September 30, 2022, we materially reduced our original demand plan and started engaging in discussions with our contract manufacturers regarding our obligation to purchase the inventory based on our original demand plan. In 2022, we purchased and received excess inventory for certain products based on our original demand plan. Additionally, as a result of these discussions, we agreed to prepay certain contract manufacturers approximately $12.3 million for material and component obligations. As of September 30, 2022, the Company had unfunded non-cancellable purchase commitments of approximately $19.4 million.
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
Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 9. Commitments and Contingencies in Part I, Item 1. “Financial Statements.”

Indebtedness
Revolving Credit Facility
On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility with a freight forwarding and customs brokerage company. The revolving credit facility, which was subsequently amended in May 2022, had a credit limit of $6.0 million with no stated maturity date. Installment plan agreements were executed for each financing request, which included the interest rate. The revolving credit facility had no financial or other covenants. As of September 30, 2022, no amount was outstanding under the revolving credit facility, which the Company cancelled in January 2023.
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

Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
		(restated)

Net cash used in operating activities	$(113,558)	$(64,051)
Net cash provided by (used in) investing activities	107,189	(204,258)
Net cash (used in) provided by financing activities	(6,039)	448,091
Effect of exchange rates on cash	(54)	(5)
Net change in cash and cash equivalents	$(12,462)	$179,777
Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2022 increased by $49.5 million compared to the nine months ended September 30, 2021 primarily as a result of the $38.3 million increase in net loss, after adjusting for non-cash items, a higher increase in inventory, net of $15.6 million related to (i) securing inventory for the remainder of 2022 in light of the uncertainty in the global supply chain environment and (ii) higher inventory driven by lower hardware revenue than expected in the second and third quarters of 2022, an increase in accrued expenses and accounts payable of $5.1 million, an increase in prepaid expense and other current assets of $1.1 million, and increase of $0.9 million in other non-current liabilities and an increase in other non-current assets of $0.7 million. These increases were partially offset by net accounts receivable collections of $10.6 million and a $1.3 million increase in deferred revenue during the nine months ended September 30, 2022.
Investing Activities. Net cash provided by investing activities of $107.2 million for the nine months ended September 30, 2022 increased by $311.4 million from $204.3 million of net cash used in investing activities for the nine months ended September 30, 2021 primarily due to proceeds of $171.2 million from maturities of marketable securities, a decrease of $139.3 million from the purchase of available-for-sale and trading securities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Financing Activities. For the nine months ended September 30, 2022, net cash provided by financing activities decreased by $454.1 million primarily due to net proceeds of $448.0 million from the Business Combination for the nine months ended September 30, 2021, a $3.4 million net repayment of our revolving facility, a $3.1 million payment for tax withholding on net settlements of RSUs and a decrease in proceeds from issuance of common stock of $2.3 million, partially offset by the $5.0 million repayment of the term loan in June 2021.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2022 and December 31, 2021 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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
Evaluation of Disclosure Controls and Procedures
Our current management, including our interim CEO and interim CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our interim CEO and interim CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to September 30, 2022, management believes that the consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis. During the nine months ended September 30, 2022, the Company completed multiple reductions in force that impacted approximately 245 employees or approximately 51% of the Company’s full-time employees. The Company also experienced management changes, including the March 2022 transition of the Company’s Chief Financial

Officer. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness and contributed to additional material weaknesses identified as of September 30, 2022.
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

Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see Part I, Item 1A. “Risk Factors” in our 2022 Annual Report filed concurrently herewith.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended September 30, 2022 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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