Form 10-K
period 2022-12-31
Latch, Inc.
filed 2024-12-19
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common stock, par value $0.0001 per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $130.1 million (based upon the closing sales price of such stock as reported by Nasdaq on such date). As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $161.0 million (based upon the closing sales price of such stock as reported by Nasdaq on such date). As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44.7 million (based upon the last trading price of such stock as reported by the OTC Markets on such date).
As of December 17, 2024, there were 160,958,647 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Introduction
During the quarter ended June 30, 2022, the audit committee (the “Audit Committee”) of Latch, Inc.’s (“Latch,” the “Company,” “we” or “our”) board of directors (the “Board”) commenced an investigation (the “Investigation”) of certain of the Company’s key performance indicators and revenue recognition practices, including the accounting treatment, financial reporting and internal controls related thereto. On August 19, 2022, based on the preliminary findings of the Investigation, the Audit Committee determined that the Company’s consolidated financial statements for the year ended December 31, 2021 and the quarter ended March 31, 2022 should no longer be relied upon as a result of material errors and possible irregularities relating to, among other things, the manner in which the Company recognized revenue associated with the sale of hardware devices, primarily through third-party channel partners. Based on the preliminary findings of the Investigation, the Audit Committee expanded the scope of the Investigation to include prior periods and all customers (as described below). On January 17, 2023, upon substantial completion of the Investigation, the Audit Committee determined that the Company’s consolidated financial statements for the years ended December 31, 2019 and 2020 also should no longer be relied upon.
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
As a result of the Investigation and Financial Statement Review, the Company is restating the financial statements (i) as of and for the period ended December 31, 2021 and (ii) for the period ended December 31, 2020 (collectively, the “Restated Financial Statement Periods”), as presented in the audited financial statements as of and for the period ended December 31, 2022 in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”). The impact of the errors for the period ended December 31, 2019 has been adjusted through opening equity as of January 1, 2020 in the audited consolidated financial statements presented herein.
These financial statements include audited consolidated financial statements covering the following periods:
•As of and for the year ended December 31, 2022;
•As of and for the year ended December 31, 2021 (restated); and
•For the year ended December 31, 2020 (restated), excluding the consolidated balance sheet.
Additionally, to reflect the impact of the restatement, this Form 10-K includes the selected financial data described below (collectively, the “Adjusted Financial Data”):
•The consolidated balance sheet as of December 31, 2020 (unaudited, restated) in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
•As of and for the year ended December 31, 2019 (unaudited, restated) in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•As of and for the quarters and year-to-date periods ended March 31, 2022, September 30, 2021, June 30, 2021 and March 31, 2021 (unaudited, restated) in Note 20. Quarterly Financial Information (Unaudited), in Part II, Item 8. “Financial Statements.”
The reissued consolidated financial statements for the Restated Financial Statement Periods and the Adjusted Financial Data are referred to collectively as the “Restatement.”
This Form 10-K also includes selected financial information as of and for the quarters and year-to-date periods ended June 30, 2022 (unaudited) and September 30, 2022 (unaudited) in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As the Company has not previously issued financial statements with respect to these periods, this selected financial information is not subject to restatement.
This Form 10-K includes more information than normally would be included in an Annual Report on Form 10-K in order to provide a complete presentation of information related to the Restatement. See Note 2. Restatement of Prior Period Financial Statements and Information and Note 20. Quarterly Financial Information (Unaudited), in Part II, Item 8. “Financial Statements,” and “Restated Annual Financial Information (unaudited),” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.
We are filing this Form 10-K concurrently with our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022 and September 30, 2022. These reports are our first periodic reports filed with the Securities and Exchange Commission (“SEC”) since our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. Because of the delay in our periodic reporting and the changes that have occurred in our business since our last periodic filing, the information contained in this Form 10-K reflects, where appropriate, more recent information about our business.
The delay in periodic reporting resulted, in part, from the Company’s decision to conduct the Financial Statement Review before the Company could finalize the Restatement. The Company believed the Financial Statement Review was necessary to ensure that the financial statements and information included in this Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented. The Financial Statement Review covered, among other areas, the following:
•Revenue recognition for hardware, including accounting for channel partner discounts and the effect on other related accounts such as accounts receivable, inventory and costs of goods sold;
•Software accounts receivable, including the underlying software contracts and the allowance for doubtful accounts;
•Software revenue recognition related to software provisioning;
•Inventories, including purchase commitments;
•Capitalized and in-process internally-developed software;
•Stock-based compensation; and
•Accrued expenses.
We believe that the turnover in our accounting and finance departments and the resulting lack of institutional knowledge also contributed to the delay in periodic reporting.
We have not filed, and do not intend to file, amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q covering the Restated Financial Statement Periods or 2019. Accordingly, with respect to such periods, investors and others should rely only on the financial information and other disclosures contained in this Form 10-K or in our future filings with the SEC, and not on the financial statements of any previously issued or filed reports, earnings releases or similar communications relating to the Restated Financial Statement Periods and 2019.
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
Internal Control Considerations
Management has assessed the effectiveness of the Company’s internal control over financial reporting. Based on (i) the findings of the Investigation, (ii) the Financial Statement Review and (iii) internal control deficiencies that existed as of December 31, 2021, the Company determined there were material weaknesses in its internal control over financial reporting as of December 31, 2022 in addition to those that existed as of December 31, 2021. As a result, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. Management has taken steps towards remediating the material weaknesses in the Company’s internal control over financial reporting. For additional information related to the material weaknesses in internal control over financial reporting and the related remedial measures, see Part II, Item 9A. “Controls and Procedures.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under Part I, Item 1A. “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:
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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
You should read this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1. Business
Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch” and the “Company” refer to the business and operations of Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the Business Combination (as defined below) and to Latch, Inc. (formerly known as TS Innovation Acquisitions Corp.) and its consolidated subsidiaries following the consummation of the Business Combination.
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
The Latch Platform consists of features that our customers select to match their specific building’s or portfolio’s needs, with software bundles based on the specific features the customer selects. Customers separately purchase our hardware devices to complement the selected bundles.
There are three tiers of bundles based on property type and service level, as detailed below. A la carte options are also available for property owners looking to customize or create a bespoke experience based on their priorities and preferred resident experience. The three bundle tiers consist of the following:
•Base: Base-building and common area smart access solution with basic property management capabilities.
•Complete: Full-building smart access and property management solution with robust data, insights and analytics.
•Enterprise: Full-building solution with integrations, Software Development Kits (“SDKs”) and premium customer success and customer support.
After Latch devices have been installed and the Latch Platform has been set up at a building, property managers or channel partners add residents as users to the Latch Platform. Upon move-in, the resident-facing Latch application enables residents to unlock connected spaces in Latch buildings, such as primary or secondary entries, package rooms, common areas and unit doors. In June 2024, we announced the launch of the DOOR application, which provides similar functionalities as the Latch application while also enabling additional services for residents (such application, together with the Latch application, the “Latch App”). Within the Latch App, residents can also control smart thermostats or smart lighting, remotely view visitors at the front door and provide access. The average Latch App user interacts with the Latch App multiple times per day, and in the future, we believe that Latch has an opportunity to provide users with new offerings and services through the Latch App.
In addition to our core smart access business described above, we recently acquired certain property management and service-provider focused businesses, as described in more detail below under “Recent Developments.” The integration of these new businesses are at an early stage, and the impact of these businesses on our results of operations remains uncertain.
Market Opportunity
Real estate is the world’s largest asset class. We believe the market of large investor-owned and investor-managed buildings represents a significant opportunity for us. We expect to augment our existing product suite to fit the needs of customers and stakeholders across the real estate industry.
Currently, we primarily serve the multifamily rental home markets in the United States. Based on U.S. census data for 2022, there are approximately 28 million multifamily apartment units (in buildings with five or more home units) in the United States. Multifamily real estate ownership is highly fragmented, with the top 50 multifamily owners only holding approximately 10% of total home units in the United States. Within the multifamily rental home market, we target new construction and retrofits of existing buildings.

New Multifamily Construction
According to U.S. census data, between 2017 and 2021, an average of approximately 328,000 new multifamily rental home units were built each year, representing new construction completions for buildings with five or more home units.
Multifamily Retrofits
Smart access retrofit projects can be initiated as part of major or regular property maintenance, upon a building sale or as a stand-alone project. As adoption of smart access grows, we expect the retrofit market to become increasingly important. Since our launch, we have seen, and expect to continue to see, the share of our business coming from retrofit opportunities increasing. In order to meet the particular needs of this growing segment in a cost-effective way while providing customers and their residents with a high-quality experience, we may partner with other access hardware manufacturers to develop compatible products that serve the particular needs of retrofit buildings.
The Latch Platform
The Latch Platform is a full building software platform that brings together the elements that make up the modern building experience for building owners, property managers, residents, visitors and service providers. The Latch Platform is comprised of the following software products:
•Mission Control - Latch’s central, web-based application for building owners, property managers and channel partners. Our fully integrated system lets property managers support the resident experience from a single software application. From Mission Control, property managers can enable move-ins, control access sharing, resolve issues remotely, manage rental unit turnover and ensure their residents are secure. We also offer a mobile application version of Mission Control, the “Latch Manager App.”
•Latch App - Offered for iOS and Android devices and used by residents as the primary tool to unlock doors, give access to guests or service providers, control and manage smart home devices and interact and communicate with property managers or consumer services. Property managers can also use the Latch Manager App to manage access across buildings.
•Concierge Pro - The Latch Platform includes Concierge Pro, a 24 hours-a-day, seven-days-a-week, remote receptionist for deliveries. Available for spaces equipped with Latch Intercom or Latch Link (described below), Concierge Pro allows customers to augment their building staff with a flexible and on-demand resource to more efficiently operate their building and help improve resident experience.
•Open Kit - Latch partners, such as hospitality, delivery and other property technology platforms, can now build tightly integrated and differentiated experiences in concert with the Latch Platform using OpenKit to enable unlocking and other features directly within partner applications. OpenKit complements Latch’s platform support for third-party software workflows around resident move-in and move-out.
Hardware Devices
The Latch Platform operates with Latch hardware and hardware products manufactured by others. First-party hardware devices are Latch-branded devices that we manufacture or contract to manufacture according to our design and specifications.
•C, M and R Series - The Latch R is our building access device and the Latch C and M are our unit access devices. The Latch R modernizes traditional low-frequency radio transmitter and key card functionality in retrofit projects, while the Latch C and M replace traditional unit door locks. These hardware devices are door or wall mounted access control products that interface with industry-standard lock hardware. They are built to industry standards and compliant with building code requirements.
•Other Latch Devices - Latch Intercom and Latch Link allow audio and video calls for remote unlocking. Latch Link is a hardware-free intercom solution made possible by a simple QR code plaque that serves as a full building virtual intercom without wiring or connectivity requirements. Latch Camera is a dome camera that integrates seamlessly into Latch Intercom, Latch Link and the Latch Platform to allow for video calls for remote unlocking. Latch Field Station (previously known as Latch Hub), is an all-in-one connectivity solution that enables smart access, smart home and sensor devices by acting as an interface between the Latch Platform and smart home devices. In 2023, Latch began launching a number of smart home devices that interface with the Latch Field Station.

Third-Party Integration
Latch Lens enables third parties to connect their access devices and lock formats to the Latch Platform. Our Latch Lens Partnership Program allows partners to incorporate the Latch Lens into their hardware devices to integrate their best-in-class hardware products with the Latch Platform to set themselves apart by offering smart locks, without spending time and money to independently develop and maintain firmware, software and security features. One of our Latch Lens Partners is Townsteel, Inc. (“Townsteel”), with whom we have partnered to develop and sell Latch Platform-powered interconnect locks.
Software and Partnerships
Operating a multifamily building can be complex, and it can take many different processes, systems and tools to effectively manage a building. Many of our customers use property management software to manage back-office operations. As a result, we have forged partnerships with property management software companies such as Yardi, RealPage, Entrata and AppFolio and enabled integrations between their software and the Latch Platform so property managers can operate seamlessly between the two systems.
We also leverage the Latch Platform to unlock new use-cases with partners that serve buildings. The Latch Platform integrates with partners such as Tour24 and Pynwheel to enable unattended showings.
Core Channel Partners
We primarily distribute our hardware through Latch Core Channel Partners (“LCCPs”). When a customer would like to place an order for our hardware they contact a channel partner, a third-party service provider that sells, installs and implements our hardware and software solutions. When a customer purchases hardware from a channel partner, they separately license, directly from Latch, software with the Latch Platform capabilities they select.
We also sell hardware, license software and provide installation and implementation services directly to certain customers.
Competitive Strengths
SaaS Revenue Model
Each Latch customer must execute a software contract with Latch in order to utilize our suite of products and services through the Latch Platform. We believe the license fees related to these binding contracts provide Latch with a recurring revenue stream.
Unified Management Experience for Multifamily Residential Operators
The Latch Platform enables a unified management experience for building owners and property managers with a single interface to manage Latch experiences instead of requiring a separate interface for each vendor and solution. Latch also enables a unified resident experience with a single interface through the Latch App for resident-facing interactions and Latch experiences in our customers’ buildings. We believe devices that are part of the Latch Platform work better together because our curated set of partner devices and the Latch Platform seamlessly integrate unlike the alternative patchwork of devices from different vendors with varying standards and interfaces that create technology silos for multifamily building operators and limited experiences for its residents.
Network of Partners Acting as External Salesforce
Through our LCCP program, we believe we have a network of partners able to market, sell and install Latch products across the most significant U.S. markets. These partners are trained in our products to deliver a high-quality installation and implementation experience for our customers.
Our Intellectual Property Portfolio
Our intellectual property portfolio, which includes patents, trademarks, copyrights and trade secrets, enables us to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure. Specifically, we own several patents and pending patent applications in the United States that cover the material aspects of the Latch Platform, including smart access, delivery and guest management, smart home and sensors and resident experience. None of these patents are expected to expire prior to 2035. We also own patents and pending patent applications in the United States covering the ornamental design of our hardware products. None of such patents are expected to expire prior to 2025. We also own foreign counterparts related to the foregoing patents and pending patent applications. Additionally, our proprietary software and firmware are protected as trade secrets.
Our Go to Market and Growth Strategy
Our main objective is to increase the number of customers on the Latch Platform and increase utilization of our platform by customers and residents. To achieve this objective, we pursue the following strategies:
Further Penetration of North American Multifamily Rental Market
We plan to further expand in the North American multifamily rental market via three primary strategies. First, we aim to continue to acquire new customers through our in-house sales strategy. The Latch sales team engages directly with existing and potential customers with the goal of further penetrating the portfolio of existing customers and acquiring new customers. Second, we have established a network of channel partners, including LCCPs, that sell Latch hardware in their local markets. Third, we are leveraging an e-commerce platform to streamline sales processes by enabling customers to buy our products online.
New Products and Services
Our dedicated team of designers, engineers, software developers and product managers creates new and innovative products and features for the Latch Platform. Once a customer is using the Latch Platform, new software versions, features and modules can be activated over the air via the Latch Platform. Our goal is to make spaces better places to live, work, and visit by providing a full-building platform designed to help owners, residents, and third parties like guests, couriers and service providers seamlessly experience the modern building. By combining software, products and services into a holistic platform, we believe that we help make spaces more efficient, enjoyable and profitable.
Selling into a Growing Market
As adoption of smart access technology grows and initiatives to standardize smart home technology increase, we believe the market for our products and services will grow. We believe smart buildings will become the rule, not the exception, for Class A multifamily buildings and that smart device penetration will continue to increase in Class B and C buildings.
Competition
Given the emerging nature of the smart building industry, many companies are developing solutions that may be similar to the Latch Platform, or parts thereof. We expect competition to intensify as the adoption of smart access technology grows. Our success in the market depends on a number of factors, including:
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
•our ability to develop partnerships with other lock manufacturers;
•our name recognition and reputation;
•our ability to leverage artificial intelligence in our product offerings;
•our ability to recruit software engineers and sales and marketing personnel; and
•our ability to protect our intellectual property.
Manufacturing and Supply Chain
We outsource the manufacturing of our hardware products to multiple contract manufacturers in Asia and the United States. The majority of the components that go into the manufacturing of our products are sourced from third-party suppliers and are generally purchased on our behalf by our manufacturers, subject to certain supplier lists we approve. Our supply chain team coordinates the relationships between our contract manufacturers and component suppliers.
We purchase from our contract manufacturers on a purchase order basis. Under our governing agreements, our contract manufacturers must follow our established product design specifications, quality assurance programs and manufacturing standards. We pay for and own certain tooling and equipment specifically required to manufacture our products to have control of supply pipelines. To ensure adequate inventory supply and avoid excess inventory supply, we must forecast inventory needs and expenses and place orders in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services.
Government Regulation
We operate our business primarily in the United States, and our products are sold in the United States and Canada. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, export and import control laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.
Anti-Corruption and Export Laws
We are subject to the U.S. bribery of public officials statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and possibly other anti-bribery laws, including those designed to comply with the Organization for Economic Cooperation and Development (the “OECD”) Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other international conventions. Anti-corruption laws are often interpreted broadly and generally prohibit our company, employees and agents from authorizing, offering, promising or providing, directly or indirectly, improper payments of anything of value to recipients in the public sector to obtain or retain business or an unfair business advantage. Certain anti-corruption laws also prohibit us from soliciting or accepting bribes or kickbacks or from engaging in bribery involving private persons. We can be held liable in certain circumstances for the corrupt activities of our representatives, contractors, channel partners, LCCPs and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to promote compliance with applicable anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, channel partners, LCCPs and agents will comply with these laws and policies.
Because we primarily operate in the United States, import from Asia and export to Canada, we are subject to laws in various jurisdictions. We are subject to anti-money laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our products are subject to export and import control laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We also may be subject to import/export laws and regulations in other jurisdictions in which we conduct business or source our products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
United States
We and our business customers are subject to various federal, state and local regulations related to access control products, such as state and local building and fire codes, the Americans with Disabilities Act, and requirements for Underwriter Laboratories (“UL”) and Federal Communications Commission (“FCC”) certifications. We and our business customers may be subject to numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure and protection of personal information. Privacy and security laws, self-regulatory schemes, regulations, standards and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings or actions that may lead to significant civil and/or criminal penalties and restrictions on data processing. For example, the California Consumer Privacy Act went into effect on January 1, 2020 and was amended by the California Privacy Rights Act that went into effect on January 1, 2023 (together, the “CCPA”). The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information processing and sharing, and receive detailed information about how their personal information is used. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Pursuant to the CCPA, the California legislature also created a new California data protection agency specifically tasked to enforce the law, which has resulted in increased regulatory scrutiny of organizations conducting business in California in the areas of data protection and security. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In addition to state privacy bills, local regulation is also increasing. For instance, in 2021, New York City enacted the Tenant Data Privacy Act (the “TDPA”), regulating how building access data is collected, processed and disposed of by property managers and smart access system operators. The TDPA went into effect in July 2021, and we had to make certain adjustments to our retention of data collected from New York City users of the Latch Platform to comply with its requirements. Similar local legislation in other cities where we operate is likely, which will further increase the complexity and expense of ensuring that our privacy practices are compliant.
Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination and security of personal information adopted by the Federal Trade Commission (the “FTC”), state attorneys general, private plaintiffs and courts have evolved, and may continue to evolve, over time. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is deemed untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
Canada
In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and similar provincial laws impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent prior to collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent to the proposed processing. Failure to comply with PIPEDA and similar provincial laws could result in significant fines and penalties.
Human Capital
Our employees are critical to our success. As of December 31, 2023 and December 31, 2022, we had approximately 75 and 161 full-time employees in the United States and one and eight international employees primarily based in our Taiwan office, respectively. As a result of the July 2024 HelloTech Merger (as defined and described below), we have approximately 100 Philippines-based employees as of December 2024. We also engage consultants and contractors in the United States and internationally, including in Argentina, Romania and Spain, to supplement our permanent workforce. A majority of our employees are engaged in engineering, software and product development, sales and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.
We recognize the importance of inclusion and diversity and strive to foster an inclusive environment. We believe we offer competitive compensation including base pay, discretionary bonus and equity incentive opportunities, paid time off and a family-friendly benefits package, including paid parental leave, to ensure our team members have the flexibility and support for a healthy work/life balance. Other than our St. Louis-based employees, our workforce generally operates on a remote basis, which we believe is suitable for the conduct of our business.
Corporate History
TS Innovation Acquisitions Corp. (“TSIA”) was incorporated in Delaware on September 18, 2020 as a special purpose acquisition company formed to acquire one or more operating businesses through a business combination. On January 24, 2021, TSIA entered into an agreement and plan of merger (the “Merger Agreement”) by and among Latch Systems, Inc., a Delaware corporation formed in 2014 (“Legacy Latch”), TSIA and Lionet Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of TSIA (“Merger Sub”). On June 4, 2021 (the “Closing Date”), we consummated the merger, pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly-owned subsidiary of TSIA (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). In connection with the consummation of the Transactions (the “Closing”), the post-combination company, TSIA, changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. On June 7, 2021, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTCH” and “LTCHW,” respectively.
Organizational Developments
Latch completed a reduction in force (“RIF”) in May 2022 (the “May RIF”) to better align staffing and expense levels with sales volumes and the then-current macroeconomic environment. The May RIF impacted approximately 130 employees, or approximately 27% of the Company’s full-time employees at the time. We completed an additional RIF in August 2022 (the “August RIF” and, together with the May RIF, the “2022 RIFs”) to create further operating efficiencies. The August RIF impacted approximately 115 employees, or approximately 37% of the Company’s full-time employees at the time. In July 2023, we commenced an additional RIF (the “July 2023 RIF”) in order to streamline our business operations, reduce costs and complexities in the business and create further operating efficiencies. The July 2023 RIF, substantially completed in the fourth quarter of 2023, impacted approximately 95 employees, or approximately 70% of the Company’s full-time employees at the time.
In August 2022, we announced that the Audit Committee had commenced the Investigation of certain of the Company’s key performance indicators and revenue recognition practices, including the accounting treatment, financial reporting and internal controls related thereto. We subsequently announced the Restatement. On January 11, 2023, the Company appointed Jason Keyes and Marc Landy, each of AP Services, LLC, an affiliate of AlixPartners, LLP (together, “AlixPartners”), as Interim Chief Executive Officer and Interim Chief Financial Officer, respectively, to replace the Company’s prior management team, including the Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer, each of whom resigned as of January 11, 2023.
Recent Developments
HDW Acquisition and Hiring of Jamie Siminoff as Chief Strategy Officer
On May 15, 2023, the Company, LS Key Merger Sub 1, Inc., a wholly-owned subsidiary of the Company (“Merger Sub I”), and LS Key Merger Sub 2, LLC, a wholly-owned subsidiary of the Company (“Merger Sub II”), entered into an Agreement and Plan of Merger (as amended, the “HDW Merger Agreement”) with Honest Day’s Work, Inc. (“HDW”). On July 3, 2023 (the “Closing Date”), (i) Merger Sub I merged with and into HDW, with HDW continuing as the surviving corporation (the “First Merger”), and subsequently, (ii) HDW merged with and into Merger Sub II, with Merger Sub II continuing as the surviving entity and a wholly-owned subsidiary of the Company (together with the First Merger, the “HDW Mergers”) (the “HDW Acquisition”).
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
In connection with the HDW Mergers, the Company and Jamie Siminoff entered into a stock restriction agreement, dated May 15, 2023 (the “Original Siminoff Stock Restriction Agreement”). Pursuant to the Original Siminoff Stock Restriction Agreement, which was amended and restated in connection with the execution of his separation agreement in November 2024, in the event Mr. Siminoff ceased to be an employee of the Company prior to April 15, 2027, the Company would have the right to repurchase all of Mr. Siminoff’s Consideration Shares that had not already been released from transfer restriction, subject to certain exceptions. In the event Mr. Siminoff was terminated without Cause or resigned for Good Reason (each as defined in the Siminoff Employment Agreement (as defined below)), or upon his death or disability (each, an “Exit”), his Consideration Shares would accelerate in an amount equal to the greater of (i) the number of Consideration Shares to which he was entitled pursuant to the Share Price Thresholds (with linear interpolation of Consideration Shares based on the 60 trading day VWAP as of the date of Exit) and (ii) the number of Consideration Shares equal to the product of (a) his total Consideration Shares multiplied by (b) the quotient of (x) the number of calendar days between July 3, 2023 and his Exit divided by (y) 1,825; provided, however, that in no event would the number of Mr. Siminoff’s Consideration Shares that accelerate in connection with an Exit be less than 40% of the total number of his Consideration Shares.
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
In connection with the Mergers, the Company and Mr. Siminoff entered into an employment agreement, dated May 15, 2023 (the “Siminoff Employment Agreement”). Pursuant to the Siminoff Employment Agreement, on the Closing Date, Mr. Siminoff was appointed as the Company’s Chief Strategy Officer. At the time, Mr. Siminoff was expected to be appointed as Chief Executive Officer of the Company following completion of the Restatement. As described below under “—November 2024 Executive Transition,” Mr. Siminoff will no longer be appointed as the Company’s Chief Executive Officer upon completion of the Restatement.
Hiring of David Lillis as Senior Vice President of Finance
On July 3, 2023, the Company and David Lillis entered into an employment agreement, pursuant to which Mr. Lillis currently serves as Senior Vice President of Finance. Mr. Lillis previously served as Chief Financial Officer of RubinBrown LLP, an accounting and professional consulting firm. In such role, which began in 2021, Mr. Lillis served as the top finance executive for the firm and was responsible for all financial operations. Prior to that, Mr. Lillis was Business Finance Officer of Mastercard Global Prepaid where he oversaw financial strategy for the division following the merger of Mastercard Worldwide’s Prepaid Management Services and Global Prepaid divisions. He is a Chartered Financial Analyst and a Certified Public Accountant.

Rebrand to DOOR
In September 2023, the Company announced plans to rebrand to DOOR and expand its business to providing technology solutions aimed at empowering service providers like builders, property managers, contractors, drivers, cleaners and dog walkers to help them deliver best-in-class experiences for their customers. The backend platform offered by DOOR is expected to support these service providers by simplifying their day-to-day operations, increasing their support and improving their efficiency. As part of the rebranding announcement, the Company introduced the James application (the “James App”), a ride booking application that allows drivers to book clients and manage their businesses, while riders can connect directly with drivers they know and trust. The James App provides drivers backend support to operate their businesses, remain in control of their schedules and maximize the economics of their work.
Launch of Door Property Management
In March 2024, the Company announced the launch of its property management division, Door Property Management, LLC (a wholly-owned subsidiary of the Company) (“Door PM”), in conjunction with the acquisition of the property management business of The Broadway Company, a Boston-based real estate investment company (“Broadway”). This acquisition (the “Property Management Acquisition”) enables the Company to operate all aspects of a multifamily residential property, from physical management to providing advanced technology solutions. The Property Management Acquisition also enables the Company to gain hands-on experience in property management to further refine and optimize its products and services.
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
HelloTech is a service platform delivering on-demand, last-mile installation, setup and connected device support. The HelloTech platform, in combination with the technology Latch acquired in the HDW Mergers, is expected to serve as the foundation for DOOR Services, bringing full-service amenities to multifamily buildings by enabling residents to efficiently share and book service providers, such as dog walkers, house cleaners, and tech support.
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

Appointment of Jason Mitura as Chief Product Officer
Effective August 16, 2024, the Board appointed Jason Mitura as the Company’s Chief Product Officer. Mr. Mitura was the Chief Product Officer at Ring from July 2017 to December 2023, where, leading a team of over 2,000, he oversaw all aspects of the company’s hardware and software development and design. Mr. Mitura served as a consultant to the Company between January 2024 and August 2024. Prior to joining Ring in September 2016, Mr. Mitura served as co-founder and CEO of Kitov Systems, an automated visual inspection and robotics systems company, and as CEO of Viewdle, a computer vision company acquired by Google in 2012. Mr. Mitura earned his Bachelor of Arts degree from the University of Southern California.

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
Available Information
Our internet website address for our stockholders and other interested parties is https://investors.latch.com. We make available, free of charge, through our website or through the SEC’s website at www.sec.gov, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Code of Business Conduct and Ethics, Corporate Governance Guidelines and stockholder communications are available through our website, and we also intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers to such code on behalf of our Chief Executive Officer or Chief Financial Officer, on our website. All of these corporate governance materials are available free of charge and in print to any stockholder who provides a written request to the Corporate Secretary at 1220 N. Price Rd, Suite 2, Olivette, Missouri 63132. The contents of our website are not intended to be incorporated by reference into this Form 10-K or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.
Item 1A. Risk Factors
Summary of Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.

Risks Related to our Audit Committee Investigation, Restatement, Internal Controls and Related Matters
•The Financial Statement Review and the audits of the years ended 2020, 2021 and 2022 have been time-consuming and expensive, and may result in additional expense.
•We and our directors and certain of our former officers have been named in lawsuits related to the circumstances that gave rise to the Restatement and may be named in further proceedings.
•We are subject to an ongoing investigation by the SEC and may be named in future governmental or other regulatory investigations and proceedings.
•Because our securities are traded on the OTC Expert Market, there is a minimal public market for our securities, which negatively affects the value of our securities and may make it difficult or impossible for you to sell or buy them.
•Matters relating to or arising from the Restatement and the Investigation have had, and could continue to have, an adverse effect on our business and financial condition and reputation.
•We have material weaknesses in our internal control over financial reporting.
Risks Related to our Business and Industry
•We are an early-stage company with a history of losses, we may not achieve or maintain profitability in the future, and our operating results and financial condition may continue to fluctuate.
•Our growth and the markets in which we operate make it difficult to evaluate our current business and future prospects.
•Our restructuring and associated workforce reductions resulted in the loss of institutional knowledge.
•We face various risks related to our HelloTech business, many of which are difficult to predict while the business is being integrated into the Company.
•Our future operating results will rely in part upon the successful execution of our strategic partnerships.
•If our security controls are breached, or unauthorized or inadvertent access to user information or other data or to control or view systems are otherwise obtained, we may incur significant liabilities.
•We may be unable to attract new customers and maintain customer satisfaction with current customers.
•We rely on our channel partner network and certain third-party providers of licensed software and services that are important to our business.
•Customer turnover or costs we incur to retain and upsell our customers could adversely affect our financial performance.
•If we are unable to develop new solutions, adapt to technological change, sell our software, services and products into new markets or further penetrate our existing markets, our revenue may not grow as expected.
•We operate in the emerging and evolving smart building technology industry, which may develop more slowly than we expect and may become more competitive.
•We may not realize the anticipated benefits of the HDW Acquisition, the HelloTech Merger or other acquisitions.
•Changes in effective tax rates, adverse outcomes resulting from examination of our income or other tax returns and an inability to use some or all of our net operating loss carryforwards could adversely affect our results of operations.
•We may require additional capital to pursue our business objectives and to operate our business.
•If we are unable to acquire or adequately protect intellectual property, we could be competitively disadvantaged.
•Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.
•Some of our products and services contain open source software, which may pose particular risks to our business.
•Our products and services may be affected from time to time by design and manufacturing defects.
•If we fail to continue to develop our brands, our business may suffer.
•We must successfully upgrade and maintain our information technology systems, and problems with our information systems, third-party systems and infrastructure upon which we rely could interfere with our business and operations.
•We collect, store, process and use personal information, which subjects us to legal obligations and laws and regulations related to security and privacy.
•We rely on a limited number of suppliers, manufacturers and logistics partners that we do not control.
•Increases in component costs, long lead times, supply shortages and changes, labor shortages and construction delays could disrupt our supply chain and operations.
•Our operating results could be adversely affected if we are unable to accurately forecast customer demand for our products and services and adequately manage our inventory.

•From time to time, we may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business.
•Our smart building technology is subject to varying state and local regulations, and we must also comply with import and export, bribery and money laundering laws, regulations and controls.
•If we are unable to sustain pricing levels, our business could be adversely affected.
•Insurance policies may not cover all of our operating risks, and a casualty loss beyond the limits of our coverage could negatively impact our business.
•Downturns in general economic and market conditions and reductions in spending may reduce demand for our software, services and products, which could harm our revenue, results of operations and cash flows.
•We are dependent upon relationships with manufacturers in Taiwan and China, which exposes us to complex regulatory regimes, logistical challenges and business risk.
Risks Related to Ownership of Our Securities
•Our common stock price may be volatile or may decline regardless of our operating performance.
•We do not intend to pay dividends on our common stock for the foreseeable future.
•Our issuance or sale of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
•Our warrants are subject to various limitations and features that could adversely impact the holders of such warrants.
•Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult or limit attempts by our stockholders to replace or remove our current management.
•Our governing documents provide a sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Risks Related to the Investigation, Restatement, Internal Controls and Related Matters
The Financial Statement Review and the audits of the years ended 2020, 2021 and 2022 have been time-consuming and expensive, and may result in additional expense.
We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the Investigation, the Financial Statement Review, the audits and the ongoing remediation of deficiencies in our internal control over financial reporting. Specifically, in connection with the Investigation, audit and compliance efforts and related litigation, the Company incurred significant legal and accounting expenses in 2022, 2023 and to date in 2024, and may continue to incur significant additional expense with regard to our remediation efforts. In addition, senior management has committed, and continues to commit, substantial amounts of time and effort in connection with the remediation efforts and related matters. The significant amount of time and effort spent by our management team on these matters may divert their attention from the operation of our business. Additionally, we cannot be certain that our Financial Statement Review identified all errors that require correction or remediation. Furthermore, to the extent our remediation efforts are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the diversion of management’s time from the operation of our business, could have a material adverse effect on our business, results of operations and financial condition.
We and certain of our current and former officers and directors have been named in stockholder class action lawsuits and derivative lawsuits related to the circumstances that gave rise to the Restatement and extended filing delay in filing our periodic reports with the SEC and may be named in further litigation, government investigations and proceedings, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions, any of which could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.
We and certain of our current and former officers and directors have been named in, or are required to indemnify certain defendants of, stockholder class action lawsuits and derivative lawsuits (collectively, the “Stockholder Lawsuits”) relating to the matters identified in the Investigation and audit and compliance efforts and may become subject to further litigation, government investigations or proceedings arising out of the Restatement. The pending litigation has been, and any future litigation, investigation or other actions that may be filed or initiated against us or our current or former officers or directors may be, time consuming and expensive. We cannot predict what losses we may incur in these litigation matters and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to the Restatement.

To date, we have incurred significant costs in connection with pending litigation. Any legal proceedings will likely involve significant defense and other costs and, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm. We have also agreed to contribute towards certain settlements related to the Stockholder Lawsuits, which remain subject to court approval. We have entered into indemnification agreements with each of our current and former directors, certain of our current and former officers and certain third parties, and our amended and restated certificate of incorporation requires us to indemnify each of our directors and officers, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage will not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.
See Part I, Item 3. “Legal Proceedings” and Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements” for additional discussion of these matters.
We are subject to an ongoing SEC investigation and may be named in future governmental or other regulatory investigations and proceedings, each of which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.
In March 2023, the staff of the SEC (the “SEC Staff”) requested a meeting with our outside counsel to discuss the findings of the Investigation and related matters (the “SEC Investigation”). The SEC Staff also asked that we voluntarily provide certain documents in advance of the meeting, which we did. In April 2023, outside counsel and advisors conducted an initial meeting with the SEC Staff to discuss the findings of the Investigation. In August 2023, the SEC Staff requested we voluntarily provide additional documents and information relating to the Investigation and related matters. We have continued to communicate with the SEC Staff, and we have continued to voluntarily produce documents and information. We may receive additional requests for documents and information from the SEC Staff. We have cooperated fully with the SEC Investigation and will continue to do so.
We cannot predict or provide any assurance as to the timing, outcome or consequences of the SEC Investigation. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC Investigation. In addition, our Board, management and employees have expended, and may continue to expend, a substantial amount of time on the SEC Investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition and results of operations. Publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC Investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition and results of operations.
In addition, although we have completed the Restatement, we cannot guarantee that we will not receive inquiries from the SEC or other regulatory authorities regarding our restated financial statements or matters relating thereto, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from regulatory authorities, or future claims or proceedings as a result of the Restatement or any related regulatory investigation, will, regardless of the outcome, consume a significant amount of our internal resources and result in additional legal and accounting costs.
Because our securities are trading on the OTC Expert Market, there is a minimal public market for our securities, which negatively affects the value of our securities and may make it difficult or impossible for you to sell them. We cannot assure you that our common stock and warrants will be traded on the OTCQX, OTCQB or OTC Pink markets or listed on Nasdaq or any other national securities exchange in the future.
On February 7, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) notifying the Company that Nasdaq had initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company’s failure to timely file all required periodic financial reports with the SEC. The Company presented a Compliance Plan (the “Compliance Plan”) at a March 23, 2023 hearing before a Nasdaq Hearings Panel (the “Panel”). As set forth in the Compliance Plan, the Company intended to regain compliance with its periodic filing obligations under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”)

by filing with the SEC, on or before August 4, 2023, (i) this Form 10-K, (ii) its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022 and September 30, 2022 (together, the “Delinquent Quarterly Reports”) and (iii) the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “First Quarter 2023 Report”). On April 5, 2023, the Company received a decision from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Listing Rule on or before August 4, 2023.
On July 31, 2023, the Company notified the Panel that the Company did not anticipate filing the required reports to regain compliance with the Listing Rule on or before August 4, 2023. On August 8, 2023, the Company received a notice from the Panel stating that it had determined to suspend trading of the Company’s securities on August 10, 2023 and commence delisting procedures because of the Company’s failure to regain compliance with the Listing Rule by August 4, 2023. On March 21, 2024, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq. The delisting was effective April 1, 2024. Since the suspension of trading in the Company’s common stock and warrants on Nasdaq, the Company’s securities have been traded on the OTC Expert Market.
Quotes in the OTC Expert Market are “Unsolicited Only.” This means broker-dealers may only use the OTC Expert Market to publish unsolicited quotes representing limit orders from retail and institutional investors who are not affiliates or insiders of the Company. Quotations in OTC Expert Market securities are restricted from public viewing. Only broker-dealers and professional or sophisticated investors are permitted to view quotations in OTC Expert Market securities. Because of these restrictions, there is minimal public market for our securities, which negatively affects the value of our securities and may make it difficult or impossible for you to sell them. We cannot assure you that our common stock and warrants will be traded on the OTC Pink markets or the OTCQX or OTCQB markets in the future.
Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a national stock exchange. In addition, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on an over-the-counter market would likely be substantially greater than if we were to complete a financing while our common stock is traded on a national securities exchange.
Our common stock may also be subject to penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market will be limited and, as a result, the market liquidity for our common stock will likely be adversely affected. Further, certain brokerage firms have implemented rules regarding the deposit of penny stock shares into new or existing accounts where such stocks do not meet minimum price and volume requirements. Such rules may make it difficult or even prevent stockholders from timely selling their shares through such brokerage firms unless the shares meet such minimum requirements.
No assurance can be provided that an active trading market for our securities will develop or, if one develops, will continue. The lack of an active trading market for our securities may limit the liquidity of an investment in our common stock or warrants, meaning you may not be able to sell any shares of common stock or warrants you own at times, or at prices, attractive to you. Any of these factors may materially adversely affect the price of our common stock and warrants.
We may not ever be able to satisfy the initial or continued listing requirements for our common stock to be listed on any stock exchange, including Nasdaq, which are often more widely-traded and liquid markets. Some, but not all, of the factors that may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; the SEC Investigation may remain ongoing; and we may fail to maintain compliance with the relevant listing rules and requirements.
In the future, if eligible to do so, we could elect to deregister our securities under the Exchange Act. Deregistration would result in less disclosure about us and may negatively affect the liquidity and trading prices of our securities.
In the future, if eligible to do so, our Board may elect to voluntarily deregister our securities under the Exchange Act and suspend our reporting obligations. While no Board approval of deregistration has taken place, in the future, the Board may consider and/or authorize the Company to file with the SEC a Form 15 to voluntarily deregister our securities under Section

12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act, if eligible to do so. If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15. Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our stockholders except as may be required by applicable laws or stock exchange rules. As a result of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our securities.
Matters relating to or arising from the Restatement and the Investigation, including adverse publicity and potential concerns from our customers, have had, and could continue to have, an adverse effect on our business and financial condition.
We have been, and could continue to be, the subject of negative publicity focusing on the Investigation and the Restatement and may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition.
We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the existence of material weaknesses, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A. “Controls and Procedures.” Our management has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022 related to (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring activities. Certain of these material weaknesses also existed as of December 31, 2021.
As of the date of this Form 10-K, our remediation efforts are on-going. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our operational, information technology, financial systems and infrastructure procedures and controls, as well as to continue to expand, train, retain and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. We may be unable to hire or retain such personnel, including qualified accounting and financial reporting personnel.
If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully implemented, the aggregate cost of implementation or whether the remediation plan will be adequate and effective. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate or ineffective, there is an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet reporting obligations, result in the delisting of our securities, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations and penalties or stockholder litigation, and materially adversely impact our business and financial condition.
If we identify any new material weaknesses in the future, any such weakness could limit our ability to prevent or detect a misstatement of our financial statements. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the accuracy of our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Risks Related to our Business and Industry
We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have experienced net losses in each year since inception, including a net loss of $162.3 million for 2022. We believe we will continue to incur operating losses and negative cash flow in the near term as we continue to invest significantly in our business, in particular to enhance and develop new Latch Platform features, services and products to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources to market, promote and sell our solutions and products and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for customer acquisition, technology infrastructure and services development.
We expect to continue to incur losses for the foreseeable future and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenues may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and service quality problems or other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
Our operating results and financial condition may fluctuate from period to period.
Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. Both our business and the smart building technology industry are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results, guidance or projections we provide to the marketplace do not meet previous guidance or projections or the expectations of securities analysts or investors, or we adjust such guidance or projections downward, the market price of our common stock will likely decline. We have experienced declines in our common stock since 2021. Fluctuations in our operating results and financial condition may occur due to a number of factors, including:
•the portion of our revenue attributable to SaaS versus hardware and other sales;
•the impact of organizational changes, including any reductions in force and the transition of Mr. Siminoff into an advisory role in 2025;
•fluctuations in demand for our platform and solutions;
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
•our ability to accurately forecast demand and revenue;
•our ability to control costs, including our operating expenses and the costs of the hardware we purchase;
•competition, including entry into the industry by new competitors and new offerings by existing competitors;

•our ability to successfully manage and integrate the HDW Acquisition, the HelloTech Merger and any future acquisitions of businesses;
•issues related to introductions of new or improved products such as shortages of prior generation products or decreased demand for next generation products;
•the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new services, solutions or products or paying litigation or similar expenses, including those related to the Stockholder Lawsuits and the SEC Investigation;
•the ability to effectively manage growth within existing and new markets;
•changes in the payment terms for our products and services;
•the strength of regional, national and global economies;
•the impact of the any economic disruption, such as those caused by the recent disruptions in access to bank deposits or lending commitments due to bank failures, the Russian invasion of Ukraine, increasing interest rates, inflationary pressures and the threat of a recession;
•changes in the fair values of our financial instruments (including certain warrants that we assumed in connection with the Business Combination); and
•the impact of natural disasters or man-made problems such as terrorism.
Due to the foregoing factors, and the other risks discussed in this Form 10-K, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as indicators of our future performance.
Our growth and the quickly changing markets in which we operate make it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our common stock.
We have grown since 2017 when we introduced our smart building technology. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.
Our restructuring and associated workforce reductions in May and August 2022 and July 2023 resulted in the loss of institutional knowledge and could disrupt our business.
The 2022 RIFs and the July 2023 RIF, and attrition following the restructurings, have resulted in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operating results and financial condition. Additionally, we are subject to service-level agreements (“SLAs”) with certain customers, and we may be unable to comply with such agreements as a result of the restructuring, attrition or other factors.
We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plans may be disruptive to our operations. For example, any workforce reduction could impair our ability to achieve our current or future business objectives and yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. We believe the organizational restructuring of our sales and marketing teams as part of the 2022 RIFs and the July 2023 RIF negatively impacted our revenue. Restructurings could also cause us to delay, limit, reduce or eliminate certain product development plans, each of which could have an adverse impact on our operating results and financial condition. Any workforce reduction could also harm our ability to attract and retain qualified management and other personnel who are critical to our business. Any failure to attract or retain qualified personnel could significantly delay or prevent the achievement of our development and strategic objectives.
We engage some individuals classified as independent contractors, not employees, and if U.S. or international regulatory authorities mandate that they be classified as employees, our business would be adversely impacted.
We engage independent contractors and are subject to U.S. and international regulations and guidelines regarding independent contractor classification. For instance, the technicians that provide services through the HelloTech platform are engaged as independent contractors. These classification regulations and guidelines vary by jurisdiction, are highly fact sensitive and are subject to judicial and agency interpretation, and it could be determined that our current or former independent contractor classifications are inapplicable. Further, if legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation or reimbursing expenses. In addition, if our independent contractors are determined to have been misclassified as independent contractors, we would incur additional exposure under U.S. and international law, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholding. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose and could damage our reputation and our ability to attract and retain other personnel.
In addition to the harms listed above, a determination in, resolution of, or settlement of, any legal proceeding related to the classification of HelloTech technicians may require us to significantly alter the existing HelloTech business model and/or operations (including suspending or ceasing operations in impacted jurisdictions), increase our costs and impact our ability to add qualified technicians to our platform and grow our business, which could have an adverse effect on our business, financial condition and results of operations and our ability to achieve or maintain profitability in the future.
We rely on third-party background check providers to screen potential and existing HelloTech technicians, and if such providers fail to provide accurate information, or if providers are unable to complete background checks because of data access restrictions, court closures or other unforeseen government shutdowns, or if we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
We rely on third-party background check providers to screen the records of potential and existing HelloTech technicians to help identify those that are not qualified to utilize our platform pursuant to applicable laws or any internal standards. Our HelloTech business may be adversely affected to the extent we cannot attract or retain qualified technicians as a result of such providers being unable to complete certain background checks, or being significantly delayed in completing certain background checks, because of data access restrictions, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable laws or regulations. If any of our third-party background check providers terminates its relationship with us, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame.
If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential technicians, and as a result, our platform may be less attractive to qualified technicians. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified technicians may be permitted to provide services on the HelloTech platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing technicians on the HelloTech platform. If we or technicians on our platform fail to comply with applicable laws, rules and legislation, our reputation, business, financial condition and results of operations could be adversely affected.
Any negative publicity related to any of our third-party background check providers, including publicity related to safety incidents or data security breaches or incidents, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Any failure to offer high-quality support of our HelloTech platform may harm our relationships with merchants, consumers, and technicians and could adversely affect our business, financial condition and results of operations.
Our ability to attract and retain merchants, consumers, and technicians to our HelloTech platform is dependent in part on our ability to provide high-quality support. Merchants, property owners, consumers and technicians depend on our support organization to resolve any issues relating to our platform. As we continue to grow our HelloTech business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, financial condition and results of operations.

If HelloTech platform users engage in, or are subject to, criminal, violent, inappropriate or dangerous activity that results in safety incidents, our ability to attract and retain technicians, consumers and merchants may be harmed, which could have an adverse impact on our reputation, business, financial condition and operating results.
We are not able to control or predict the actions of HelloTech platform users and third parties, either during their use of the HelloTech platform or otherwise, and we may be unable to protect or provide a safe environment for technicians, consumers and customers as a result of certain actions by technicians, consumers, merchants and third parties. Such actions may result in injuries, loss of life, property damage, theft, unauthorized use of credit and debit cards or bank accounts, business interruption, brand and reputational damage or other significant liabilities. Although we administer certain qualification processes for technicians on our HelloTech platform, including background checks through third-party service providers, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. In addition, we do not independently verify technicians’ skills.
At the same time, if the measures we have taken to guard against illegal, improper or otherwise inappropriate activities by HelloTech technicians, such as our requirement that all technicians undergo a background check, are too restrictive and inadvertently prevent technicians otherwise in good standing from using our platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth of technicians on our platform could be adversely affected.
If HelloTech technicians, or individuals impersonating technicians, engage in criminal activity, misconduct or inappropriate conduct or use our HelloTech platform as a conduit for criminal activity, customers may not consider our service offerings safe. Furthermore, if consumers or other customers engage in criminal activity or misconduct while using our HelloTech platform, technicians may be unwilling to continue using our platform.
The success of our HelloTech platform depends, in substantial part, on our ability to establish and maintain relationships with quality and trustworthy service professionals.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services on our HelloTech platform. If we do not offer innovative services that resonate with customers and technicians generally, as well as provide technicians with attractive economics, the number of technicians affiliated with our platform would decrease. Any such decrease would result in smaller and less diverse networks and directories of technicians, and in turn, decreases in service requests, which could adversely impact our business, financial condition and results of operations.
The success of our HelloTech platform depends in part on our ability to cost-effectively attract and retain technicians who satisfy our screening criteria and procedures and to increase the use of our platform by existing technicians. Technicians have the ability to decline service orders or stop using our platform entirely at any time, and we do not have any exclusivity provisions with technicians. Accordingly, if we do not continue to provide technicians with flexibility on our platform and compelling opportunities to earn income, we may fail to attract new technicians or retain existing technicians or increase their use of our platform, or we may experience complaints, negative publicity or work stoppages that could adversely affect our users and our business.
Relatedly, if customers choose to use competing offerings, we may lack sufficient opportunities for technicians to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain technicians. Changes in certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease the flexibility provided to technicians in certain markets, may result in a decrease in the pool of technicians, which may result in increased competition for technicians or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles or insurance, may also reduce the number of technicians that utilize our platform or the use of our platform by technicians. If we fail to attract technicians, retain existing technicians on favorable terms or maintain or increase the use of our HelloTech platform by existing technicians, we may not be able to meet the demand of customers, and our business, financial condition and results of operations could be adversely affected.
Our future operating results will rely in part upon the successful execution of our strategic partnerships, which may not be successful. If these companies choose not to partner with us, our business and results of operations may be harmed.
Establishing a strategic partnership between two independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. Realizing the benefits of our strategic partnerships, particularly our relationships with RealPage, Yardi, Entrata, Townsteel and YoSmart, among others, will depend in part on our ability to work with our strategic partners to develop, integrate, market and sell co-branded or connected solutions. In particular, working with major technology platforms and their products and services may take an extended period of time to deliver. Setting up and maintaining the operations and processes necessary for these strategic partnerships may cause us to incur significant costs and disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing solutions that rely on third-party technology to market may take longer than anticipated, which could negate or reduce any anticipated benefits and revenue opportunities, and it may be necessary in the future to renegotiate agreements relating to various aspects of these solutions or other third-party solutions. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our business, financial condition, cash flows and results of operations. In addition, if these third-party solution providers choose not to partner with us, choose to integrate their solutions with our competitors’ platforms or are unable or unwilling to update their solutions, our business, financial condition, cash flows and results of operations could be harmed.
If our security controls are breached, or unauthorized or inadvertent access to user information or other data or to control or view systems are otherwise obtained, our products, software or services may be perceived as insecure, our business may be harmed and we may incur significant liabilities.
Use of our solutions and services involves the storage, transmission and processing of personal information of our end users, and may in certain cases help secure, or permit access to, our end users’ homes or properties. We also maintain and process confidential, proprietary and personal information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of the information we process and maintain. Our services and the networks and information systems we utilize in our business are at risk for breaches as a result of third-party action, employee or partner error, malfeasance or other factors. Although we have established security measures to protect customer information, our or our partners’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to protect personal information.
Criminals and other nefarious actors are using increasingly sophisticated methods, including cyberattacks, phishing, malicious code, computer viruses, malware (e.g., ransomware), social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. In addition, our information technology systems are vulnerable to attack, damage and interruption from employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store confidential and private end-user information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products, software or services. In addition, third parties, including our partners, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we and our partners face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyberattacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We may suffer a compromise or breach of the technology protecting the systems or networks that house or access our software, services and products or on which we or our partners process or store personal information or other sensitive information or data, or any such incident may be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to our customers’ data, products, software or services, or acquisition or loss of data, whether suffered by us, our partners or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our services, software and products and damage to our reputation and could limit the adoption of our software, services and products. They could also subject us to costs, regulatory investigations and orders, litigation, breach notification obligations or regulatory or administrative sanctions, contract damages, indemnity demands and other liabilities and materially and adversely affect our customer base, sales, revenues and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows or results of operations.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur it could result in unauthorized access to or loss of any data, which could subject us to data privacy and security laws and regulations and substantial fines by U.S. federal and state authorities or foreign data privacy authorities and private claims by companies or individuals. A cyberattack may cause us to incur additional costs, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of any breach, legal fees and the costs of any additional fraud detection activities required by law, a court, a regulator or a third party. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our systems. There can be no assurance that the limitation of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim.
Further, if a high profile security breach occurs with respect to another provider of smart building solutions, customers and potential customers may lose trust in the security of our services or in the smart building technology industry generally, which could adversely impact our ability to retain or attract customers. Even in the absence of any security breach, customer concerns about security, privacy or data protection may deter them from using our software, services and products.
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
Direct selling may subject us to additional risks.
Historically, our channel partners have contracted with building owners to own the full scope of installation and service of our smart access products. However, during 2021, we launched an integrated direct selling and deployment strategy targeted at certain larger enterprise accounts in which Latch directly owns the full scope of installation and service of our products with the building. Additionally, in 2023, we launched direct sales to customers through our e-commerce platform. These strategies involve significant risks and uncertainties, including distraction of management from other business operations, significant research and development, sales and marketing and other resources dedicated to the strategies at the expense of resources being dedicated to other business operations, generation of insufficient revenue to offset expenses associated with the strategies, inadequate return of capital, increased exposure to liability for improper installation (where applicable) and other risks that we may not have adequately anticipated. Because new strategies and initiatives are inherently risky, our direct selling strategy may not be successful and could materially adversely affect our business, results of operations and financial condition.
We may be unable to attract new customers and maintain customer satisfaction with current customers, which could have an adverse effect on our business and rate of growth.
Our business and revenue growth is dependent on our ability to continuously attract and retain customers, and we cannot be sure that we will be successful in these efforts, or that customer retention levels will not materially decline. There are a number of factors that could lead to a decline in customer levels or that could prevent us from increasing our customer levels, including:
•our failure to introduce new features, products or services that customers find engaging or our introduction of new products or services, or changes to existing products and services, that are not favorably received;
•harm to our brand and reputation, including as a result of the Investigation, the Restatement, the SEC Investigation, the 2022 RIFs and the July 2023 RIF, delisting from Nasdaq or otherwise;
•pricing and perceived value of our products, software and services;
•our inability to deliver quality products, software and services;
•our customers engaging with competitive software, services and products;
•technical or other problems preventing customers from using our software, services and products in a rapid and reliable manner or otherwise affecting the customer experience;
•deterioration of the real estate industry, including declining levels of, or significant delays in, new construction of multifamily rental buildings and reduced spending in the real estate industry;
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
Certain aspects of the operation of our business depend on third-party software and service providers, such as cloud infrastructure services. We rely on certain software technology that we license from third parties and use in our software, services and products to perform key functions and provide critical functionality. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities and to ensure their software and services are free from disruptions or interruptions and claims of intellectual property infringement. These third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.
If our agreements with third-party software or service vendors are not renewed or the third-party software or services become obsolete, fail to function properly, no longer include features or functionality our customers expect, are incompatible with future versions of our products or services, are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party software or services with software or services from alternative providers, and we may be unable to meet the requirements of certain SLAs. Furthermore, even if we obtain licenses to alternative software or services that provide the functionality we need, we may be required to replace hardware installed at our customers’ properties to effect our integration of or migration to alternative software products. Any of these factors could have a material adverse effect on our financial condition, cash flows or results of operations.
We rely on our channel partner network to sell and deploy our products, and the inability of our channel partners to effectively perform to our standards, or the loss of key channel partners, could adversely affect our operating results.
Our channel partners are third-party onsite product specialists that provide specific knowledge and expertise to assist in the sale and deployment of Latch products. We provide our channel partners with specific training and programs to assist them in selling our software, services and products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in selling and supporting our software, services and products. In the future, these partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or LCCPs, or a decline in the number or size of orders from any of them, could harm our results of operations. In addition, any new channel partner requires training and may take several weeks or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our software, services or products to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling orders for our products or if we are unable to enter into arrangements with, retain, and incentivize a sufficient number of, high quality channel partners or LCCPs in each of the regions in which we sell products and services, our ability to sell our products and results of operations will be harmed.
We recently significantly reduced the number of LCCPs to whom we directly sell our products, and we cannot guarantee that our existing LCCPs can service our current and future customer base.
Potential customer turnover, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.
Our customers have no obligation to renew their contracts for our software services after the expiration of the initial term. In the event that these customers do renew their contracts, they may choose to renew for fewer units, shorter contract lengths or less expensive subscriptions. We cannot predict the renewal rates for customers that have entered into software contracts with us.
Customer turnover and reductions in the number of units for which a customer subscribes each could have a significant impact on our results of operations, as does the cost we incur to retain our customers and to encourage them to upgrade their services and increase the number of their units that use our software, services and products. Our turnover rate could increase if customers are not satisfied with our software, services and products, the value proposition of our services or our ability to meet their needs and expectations. The number of units contracted by a customer could also decrease due to factors beyond our control, including the failure or unwillingness of customers to pay for our software, services and products due to financial constraints or macroeconomic factors. If a significant number of customers terminate, reduce, or fail to renew their software contracts, it could have a material adverse effect on our financial condition, cash flows or results of operations. Furthermore, we may be required to incur significantly higher marketing expenditures in order to increase the number of new customers or to upsell existing customers, which could harm our business and results of operations.
Our future success also depends in part on our ability to sell additional functionalities to our customers and to sell into our customers’ future projects. This may require increasingly sophisticated and more costly sales efforts, technologies, tools and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add units and purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our prices, which could increase our customer turnover rate.
If we are unable to develop new solutions, adapt to technological change, sell our software, services and products into new markets or further penetrate our existing markets, our revenue may not grow as expected.
Our ability to increase sales will depend, in large part, on our ability to enhance and improve our platforms, software, services and products, introduce new software, services and products in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new platform, software, services and products depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new software, services and products, the ability to maintain and develop relationships with partners and vendors, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs and the ability of our software, services and products to maintain compatibility with a wide range of connected devices. Any new product or service we develop, acquire or offer, such as property management services or services for residents or consumers, may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our software, services and products, including new vertical markets and new regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality, availability and reliability of our software, services and products and our ability to design our software, services and products to meet customer demand. Similarly, if any of our competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.
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
The market for integrated smart apartment solutions, such as home automation, security monitoring, video monitoring, energy management and building services, is in an early stage of development, and it is uncertain how rapidly or how consistently this market will develop and the degree to which our platforms and solutions will be accepted. Some customers may be reluctant or unwilling to use our platforms and solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy or lack of awareness of the benefits of our platforms and solutions. Our ability to expand into new markets depends on several factors, including the reputation and recognition of our platforms and solutions, the timely completion, introduction and market acceptance of our platforms and solutions, our ability to attract, retain and effectively train sales and marketing personnel, our ability to develop relationships with service providers, the effectiveness of our marketing programs, the costs of our platforms and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our platforms and solutions into new markets, or if customers do not perceive or value the benefits of our platforms and solutions, the market for our platforms and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

The markets in which we participate could become more competitive, and many companies, including large technology companies, point solution providers such as traditional lock companies and other managed service providers, may target the markets in which we do business, including the smart building technology industry. If we are unable to compete effectively with these potential competitors, our sales and profitability could be adversely affected.
The smart building technology industry in which we participate may become more competitive, and competition may intensify in the future. Our ability to compete depends on a number of factors, including:
•our platforms’ and solutions’ functionality, performance, ease of use, reliability, availability and cost effectiveness relative to our competitors’ products;
•our success in utilizing new and proprietary technologies to offer solutions and features previously not available;
•our success in identifying new markets, applications and technologies;
•our ability to attract and retain partners;
•our name recognition and reputation;
•our ability to recruit hardware and software engineers and sales and marketing personnel; and
•our ability to protect our intellectual property.
Potential customers may prefer to purchase from existing suppliers rather than a new supplier regardless of product performance or features. In the event a customer decides to evaluate a smart apartment solution, the customer may be more inclined to select a competitor if such competitor’s product offerings are broader or at a better price point than those that we offer.
Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in buildings, such as video doorbells, thermostats or lights that can be controlled by an application on a smartphone. We expect a significant increase in the number of electronics and appliance products that are network-aware and connected, with each likely having its own smart device (phone or tablet) application. Customers may be attracted to the relatively low costs of these point solution products and the ability to expand their building control solution over time with minimal upfront costs, which may reduce demand for our integrated solutions. If so, building managers may offer the point products and services of competitors, which would adversely affect our sales and profitability. If a significant number of customers in our target market chooses to adopt point products rather than our integrated solutions, then our business, financial condition, cash flows and results of operations will be harmed, and we may not be able to achieve sustained growth, or our business may decline.
We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as the HDW Acquisition or the HelloTech Merger. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:
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

Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment, including the HDW Acquisition and HelloTech Merger. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology and could adversely affect our revenues, gross margins and expenses.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. For instance, in 2023, we launched the James ride sharing application and, in 2024, we launched Door Property Management and acquired HelloTech. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business or new products and services, we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible. New regulatory and compliance regimes, such as those related to transportation, ride sharing or property management operations, may be found to apply to new lines of business, and we may not be in compliance. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new lines of business or products and services. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
Claims from riders, drivers, residents, guests or third parties that allege harm, whether or not our products or services are in use, could adversely affect our business, brand, financial condition and results of operations.
In connection with our James app, property management business or HelloTech platform, we may become subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers, pedestrians, residents, guests or other third-parties that are attributed to our operations or applications. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on the James app or technicians on our HelloTech platform or for harm related to the actions of drivers, technicians, riders or third parties, or the management and safety of our James app or HelloTech platform, including harm caused by criminal activity. We may be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our James app or HelloTech platform or attributable to our operations. We may incur expenses to settle personal injury claims. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers, residents, guests or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Insurance policies and programs are not available for all possible claims we may face, may not be economically feasible and may not provide any coverage or sufficient coverage to mitigate potential liability. We may have to pay high premiums or deductibles for coverage and, for certain situations or categories of claims, we may not be able to secure coverage at all.
Changes in effective tax rates or tax laws, or adverse outcomes resulting from examination of our income or other tax returns, could adversely affect our results of operations and financial condition.
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

Moreover, changes in applicable tax laws could increase our costs and adversely affect our operating results. The OECD has announced an accord to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing tax-related guidelines that are different, in some respects, than current tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us or our stockholders. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any further guidelines on taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have.
We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our results of operations.
As of December 31, 2022, we had approximately $18.2 million in federal net operating loss (“NOL”) carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $315.5 million in federal NOL carryforwards available to offset future taxable income that have an indefinite life. As of December 31, 2022, we had approximately $298.8 million in state NOL carryforwards available to offset future taxable income. Some of these state NOLs have an indefinite life and others are subject to different expiration rules.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our common stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Because the limitations on utilization of NOLs and other tax attributes that are triggered in connection with an ownership change are generally based on the value of the issuer at the time of the ownership change, if we have undergone an ownership change (whether in connection with the HDW Acquisition or any other changes in our ownership) at a time when the stock price of our common stock is limited in relation to the size of our NOLs, it could materially limit the future potential value of our NOLs. We have not completed a Section 382 analysis of the potential ownership changes that may have occurred prior to the date of this Form 10-K.
It is possible that we will not generate taxable income in time to use our NOL carryforwards that are subject to expiration (or that we will not generate taxable income at all). If, in the event that it is determined that we have experienced an “ownership change” in the past, or if we experience one or more Section 382 “ownership changes” in the future, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
A new 1% U.S. federal excise tax could be imposed on us in connection with any redemptions we undertake.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities have traded on Nasdaq (and may in the future be listed on a stock exchange), we may be a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. If we were to conduct repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to this excise tax, which could increase our costs and adversely affect our operating results.

We may require additional capital to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations and financial condition may be adversely affected.
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including the need to develop new products or software or enhance our existing products and software, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Any debt financing that we secure could involve restrictive covenants, such as those in our Loan Agreement with Customers Bank, which may make it more difficult for us to obtain additional capital or to pursue business opportunities. In addition, the restrictive covenants in any credit facilities or debt instruments may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition or results of operations.
In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing, and the increasing interest rates observed since 2022 would increase the cost of any such debt financing. Any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any offering of equity will be made significantly more difficult, and result in less proceeds, to the extent our common stock is not trading on a national securities exchange at the time of such offering. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
If we are unable to acquire intellectual property or adequately protect intellectual property, we could be competitively disadvantaged.
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
In addition to patents and registered trademarks, we rely on trade secret rights, copyrights and other rights to protect our unpatented proprietary intellectual property and technology. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or subscribers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees, contractors and third parties that have access to our material confidential information and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or technology or infringement of our intellectual property rights. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their products, or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, the laws of foreign countries where we engage service providers or may do business in the future may not protect intellectual property rights and technology to the same extent as the laws of the United States, and these countries may not enforce these laws as diligently as government agencies and private parties in the United States.
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement, misappropriation or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property and technology, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our products.
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
We have in the past been sued for infringement and received, and may in the future be sued for or receive, notices of allegations of infringement, misappropriation or misuse of other parties’ proprietary rights, including by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights and against whom our patents may therefore provide little or no deterrence or protection. Furthermore, regardless of their merits, accusations and lawsuits like these may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Certain technology necessary for us to provide our solutions may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by another person, we may have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering subscriptions incorporating the technology, which could materially and adversely affect our business and results of operations.
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
These and other outcomes may:
•result in the loss of a substantial number of existing customers or inhibit the acquisition of new customers;
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
We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost; and all open source software licenses contain conditions and restrictions. Some open source software may include generative artificial intelligence (AI) software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools has not been fully interpreted by U.S. courts or been fully addressed by federal, state or international regulations, and there is a risk that open source software licenses, including those that incorporate or rely on generative AI, could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce, or alleging copyright infringement on the basis that we have failed to comply with, the terms of the applicable open source license. These claims could result in litigation and statutory damages for copyright infringement and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we would be successful.
Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software and the use of generative AI, such as the lack of warranties or assurances of title or performance, cannot be eliminated and could negatively affect our business. We cannot be sure that all open source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition and operating results.

Our products and services may be affected from time to time by design and manufacturing defects that could adversely affect our business and result in harm to our reputation.
We offer complex software and hardware products and services that can be affected by design and manufacturing defects. Sophisticated full building operating system software and applications, such as those offered by us, have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our software, services and products unsafe, create a risk of property damage and personal injury and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns or errors that affect our software and full building operating system offerings. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. Design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages that are either not covered by our insurance policies or are materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend against any large claim, maintain our applicable liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, given that some of our solutions are considered security systems, quality problems could subject us to substantial liability, adversely affect the experience for users of our software, services and products and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our software, services and products, delay in new product and service introductions and lost revenue.
Our new software, services and products may not be successful.
We launched our first smart building products in 2017. Since that time, we have launched a number of other offerings and may launch additional software, services and products in the future, such as expanding into new verticals or introducing new features or applications for residents. The software, services and products we may launch in the future may not be well-received by our customers, may not help us to generate new customers, may adversely affect the attrition rate of existing customers, may increase our customer acquisition costs and may increase the costs to service our customers. Any profits we may generate from these or other new products, software or services may be lower than profits generated from our existing software, services and products and may not be sufficient for us to recoup our development or customer acquisition costs incurred. New software, services and products may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new software, services and products may require increased operational expenses or customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new software, services and products are not successful, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
If we fail to continue to develop our brands, our business may suffer.
We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our software, services and products and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Furthermore, in September 2023, the Company announced plans to rebrand to DOOR. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. In addition, if we do not handle customer complaints effectively, our brand may suffer, we may lose our customers’ confidence and they may choose to terminate, reduce or not renew their subscriptions. Many of our customers also participate in social media and online blogs about smart building technology solutions, including our products, and our success depends in part on our ability to minimize negative, and generate positive, customer feedback through such online channels where existing and potential customers seek and share information. If we fail to promote and maintain our brand, or our rebranding efforts are not successful, our business could be materially and adversely affected.
Our applications run on mobile operating systems, networks and devices that we do not control.
Our customers can access our platform through the Latch App and Latch Manager App (collectively, the “Latch Apps”). There is no guarantee that popular mobile devices and operating systems will continue to support the Latch Apps. We are dependent on the interoperability of the Latch Apps with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards, which could harm our business.
We must successfully upgrade and maintain our information technology systems.
We rely on various information technology systems to manage our operations and to provide services to our customers. We are currently in the process of optimizing, overhauling and reducing our existing information technology systems, and we may subsequently implement modifications and upgrades to these systems and replace certain of our legacy systems with successor systems with new functionality. There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administrative and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. While management seeks to identify and remediate issues, we can provide no assurance that our identification and remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.
Potential problems with our information systems, third-party systems and infrastructure upon which we rely could interfere with our business and operations.
We rely on our information systems and third-party information systems and infrastructure (such as cloud computing platforms and databases) for hosting and making our software products available, processing customer orders, distribution of our products, billing customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements, including SLAs. All information systems, both internal and external, are vulnerable to damage or interruption from a variety of sources, including computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war, telecommunication failures, employee or other theft and third-party provider failures. Any errors or disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business. In addition, we may implement additional information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise and can be time-consuming and expensive, increase management responsibilities and divert management attention.
We collect, store, process and use personal information, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.
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
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection, information security and the use of generative AI proposed and enacted in various jurisdictions. States throughout the United States are increasingly adopting or revising laws and regulations relating to the processing of personal data that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, our use of generative AI to enhance our operations, and some of our current or planned business activities. For example, California enacted the CCPA, which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Many additional states have passed similar laws, several of which have taken effect or will take effect in 2024 and 2025, and privacy bills are moving through the legislative process in a number of other states. We expect that some of these bills will be passed as laws, thereby further increasing our state privacy obligations.
In addition to state privacy bills, local regulation is also increasing. For instance, in 2021, New York City passed into law the TDPA, regulating how building access data is collected, processed and disposed of by property managers and smart access system operators. The TDPA went into effect in July 2021, and we had to make certain adjustments to our retention of data collected from New York City users of the Latch Platform to comply with its requirements. Similar local legislation in other cities where we operate is likely, which will further increase the complexity and expense of ensuring that our privacy practices are compliant.
Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination and security of personal information adopted by the FTC, state attorneys general, private plaintiffs and courts have evolved, and may continue to evolve, over time. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is deemed untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce and thus violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
In Canada, PIPEDA and similar provincial laws impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent prior to collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent to the proposed processing. Failure to comply with PIPEDA and similar provincial laws could result in significant fines and penalties.
With data privacy and security laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with our privacy policies, our data privacy or security related obligations to our customers or any of our other legal obligations relating to data privacy or security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, loss of relationships with key third parties or loss of customers’ trust, which could have an adverse effect on our reputation and business.
Furthermore, we may be required to disclose personal information pursuant to demands from individuals, privacy advocates, regulators, government agencies and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal information may result in a breach of privacy and data protection policies, notices, laws, rules, court orders and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand and inability to provide our products and services to customers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use and disclosure of personal information could impose additional requirements with respect to the retention and security of personal information, limit our marketing activities and have an adverse effect on our business, financial condition and operating results.

We rely on a limited number of suppliers, manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
We rely on a limited number of suppliers to manufacture and transport our products, including in some cases only a single supplier for some of our products and components. Our reliance on a limited number of manufacturers increases our risks, since we do not currently have alternative or replacement manufacturers. In the event of interruption from any of our manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, many of these manufacturers’ primary facilities are located in Asia. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location.
If we experience a significant increase in demand for our products, or if we need to replace an existing supplier or logistics partner, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices, particularly with respect to conflict minerals. Accordingly, a loss of any of our significant suppliers, manufacturers or logistics partners could have an adverse effect on our business, financial condition and operating results.
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
•limited ability to develop comprehensive manufacturing specifications that take into account any material shortages or substitutions;
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
•exposure to natural catastrophes, political unrest, terrorism, labor disputes and economic instability resulting in the disruption of trade from Taiwan, China or foreign countries in which our products are manufactured or the components thereof are sourced;
•changes in local economic conditions in Taiwan, China or other jurisdictions where our suppliers, manufacturers and logistics partners are located;
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
Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our smart building products. All of the components that go into the manufacturing of our products are sourced from a limited number of third-party suppliers, and some of these components are provided by a single supplier. Our manufacturers generally purchase these components on our behalf, subject to certain supplier lists we approve, and we do not have long-term arrangements with some of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities and delivery schedules. During the year ended December 31, 2022, as a result of the COVID-19 pandemic and other general economic factors, we experienced, and may continue to experience in the future, component shortages, and the predictability of the future availability of these components is limited. Such component shortages resulted in higher component costs, particularly where we paid spot market prices for such components. The COVID-19 pandemic and other general economic factors also affected the supply chain for many of our product components, creating shipping and logistical challenges, delays and elevated shipping costs for us.
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
Regulations related to “conflict minerals” require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to determine and disclose whether our products contain “conflict minerals.” The rules require disclosure related to sourcing of certain minerals that are necessary to the functionality or production of products we manufacture or contract to be manufactured. Our products contain some of the specified minerals. As a result, we may incur additional expenses in connection with complying with the rules, including with respect to any due diligence that is required under the rules. In addition, compliance with the rules could adversely affect the sourcing, supply and pricing of materials used in our products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and we cannot be certain that we will be able to obtain necessary “conflict free” minerals from such suppliers in sufficient quantities or at competitive prices. We may not be able to sufficiently verify the origins of the relevant minerals used in certain components of our products through the due diligence procedures that we implement, which could harm our reputation.
Our operating results could be adversely affected if we are unable to accurately forecast customer demand for our products and services and adequately manage our inventory.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand for our products and services, changes in demand for the software, services and products of our competitors, unanticipated changes in general market conditions and the weakening of economic conditions or customer confidence in future economic conditions, such as those caused by the COVID-19 pandemic. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory for certain products and may not be able to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. During the year ended December 31, 2022, we accrued $5.3 million for non-cancellable inventory purchase commitments.
Furthermore, if we cancel all or part of our inventory or component orders, we may be liable to our suppliers and manufacturers for the cost of the unused component orders or components purchased by our manufacturers. The Company materially reduced its demand plan in the second quarter of 2022, resulting in non-cancellable purchase commitments to certain manufacturers. See Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.”
Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements, or we may be subject to higher costs in order to secure the necessary production capacity. An inability to meet customer demand and delays in the delivery of our products to customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition and operating results.
From time to time, we may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, financial condition and operating results.
In addition to the Stockholder Lawsuits and the ongoing SEC Investigation described above, from time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business operations and financial condition. As our business grows, we may see a rise in the number and significance of these disputes and inquiries. Litigation, regulatory proceedings and any intellectual property infringement matters that we could face may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, require us to modify our products or services, make content unavailable or require us to stop offering certain features, all of which could negatively affect our revenue growth.
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
The impact of pandemics or other global health concerns could negatively impact our operations, supply chain and customer base.
The COVID-19 pandemic, including resurgences of COVID-19 variants, severely restricted the level of economic activity around the world, which impacted the demand for our products and disrupted our hardware deliveries due to delays in construction timelines at our customers’ building sites. COVID-19 also affected our supply chain consistent with its effect across many industries, including creating manufacturing, shipping and logistics challenges or delays.
Quarantines, labor shortages or other disruptions to our operations, or those of our suppliers, vendors or customers, adversely impacted our sales and operating results, including additional expenses incurred by the Company and throughout our supply chain. Any resurgence in COVID-19 variants or emergence of a new pandemic could adversely affect our suppliers, vendors or customers and the broader economies and financial markets of many countries, including those in which we or our suppliers operate. We are unable to predict the effect of a future pandemic, the resurgence of any COVID-19 variants or other global health concerns on our business.

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
We sell our products and services in the United States and Canada and source our products from Asia and the United States. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.
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
We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. While we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business, the SEC Investigation or the pending Stockholder Lawsuits, and our current levels of insurance may not be able to be maintained at economical prices. We may choose to self-insure certain liabilities either by bearing such liabilities fully or by selecting a high deductible in exchange for reduced premiums. If a significant liability claim is brought against us that is not covered by insurance, or we incur numerous smaller claims that do not meet applicable deductibles, then we may have to pay such claims with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Downturns in general economic and market conditions and reductions in spending may reduce demand for our software, services and products, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our software, services and products. Negative conditions in the general economy both in the United States and abroad could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. Such conditions include those resulting from a pandemic or other global health crisis, the impact of the economic disruption caused by the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the Russian invasion of Ukraine, increasing interest rates, inflationary pressures and the threat of a recession, changes in gross domestic product growth, financial and credit market fluctuations, construction slowdowns, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and changes in the global housing and mortgage markets.
During weak economic times, the pool of potential customers may decline as the prospects for multifamily apartment construction and renovation projects diminish, which may have a corresponding impact on our growth prospects. Increasing interest rates have significantly impacted the multifamily industry, particularly property owners or developers subject to variable rate loans. These property owners or developers may be unable to refinance loans at attractive rates, or at all, and may have to reduce their capital expenditures accordingly. In addition, there is a risk that a higher percentage of property developers will file for bankruptcy protection, which may harm our revenue, profitability and results of operations, and we may determine that the cost of pursuing any claim outweighs the recovery potential of such claim. Prolonged economic slowdowns and reductions in new construction and renovation projects may result in diminished sales of our software, services and products. Further worsening, broadening or protracted extension of an economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.
The current macroeconomic conditions have caused significant uncertainty and volatility in global markets, which has and may continue to cause consumer discretionary spending to decline for an unknown period of time. A prolonged economic slowdown and a material reduction in new multifamily apartment construction and renovation projects may result in diminished sales of our platforms and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.
We are dependent upon relationships with foreign-based manufacturers and service providers, which exposes us to complex regulatory regimes, logistical challenges and business risk.
Most of our manufacturing is outsourced to contract manufacturers in China and Taiwan. We also engage consultants and contractors internationally, including in Argentina, Romania and Spain, to supplement our permanent workforce. These foreign exposures result in additional factors that could interrupt our relationships, affect our ability to acquire the necessary products on acceptable terms, disrupt our operations, or subject us to additional regulatory regimes and business risks, including:

•political, social and economic instability and the risk of war or other international incidents;
•fluctuations in foreign currency exchange rates that may increase our cost of products;
•imposition of duties, taxes, tariffs or other charges, embargoes or other restrictions on imports;
•difficulties in complying with import and export laws, regulatory requirements and restrictions;
•natural disasters and public health emergencies, such as the COVID-19 pandemic;

•import shipping delays resulting from foreign or domestic labor shortages, slow-downs or stoppage;
•the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
•potential loss of developed technology through piracy, misappropriation, or more lenient laws regarding intellectual property protection;
•imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our products that may be imported into the United States from countries or regions where our products are manufactured;
•financial or political instability in any of the countries in which our products are manufactured or our contractors are located;
•potential recalls or cancellations of orders for any products that do not meet our quality standards;
•disruption of imports and operations by labor disputes or strikes and local business practices;
•political or military conflict involving the United States, China, Taiwan or any country in which our suppliers or contractors are located, which could cause a delay in, or restrict, the import and transportation of our products, an increase in transportation costs, additional risk to products being damaged and delivered on time and disruption in our operations;
•heightened terrorism and security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
•inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
•our ability to enforce agreements with our foreign suppliers.
If we were unable to import products from China and Taiwan at all or in a cost-effective manner, we could suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy or cease operations.
From time to time, we may also have to resort to administrative and court proceedings to enforce our legal rights with foreign suppliers. However, it may be more difficult to evaluate the level of legal protection we enjoy in China and Taiwan and the corresponding outcome of any administrative or court proceedings compared to our suppliers in the United States.
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
On April 12, 2021, the SEC Staff issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement, dated as of November 9, 2020, between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”) governing the private placement warrants that were originally issued in connection with TSIA’s initial public offering that Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). In response to the SEC Statement, we reevaluated the accounting treatment of the Private Placement Warrants and determined to classify the Private Placement Warrants as a derivative liability measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Form 10-K is a derivative liability related to embedded features contained within the Private Placement Warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations will fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.
Risks Related to Our Indebtedness
We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness obligations, including the Loan Agreement, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on market conditions and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In the absence of sufficient cash flows and capital resources, we could face liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The Loan Agreement restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations, which could have a material adverse effect on our financial condition and results of operations.
The Loan Agreement does, and any future agreements related to indebtedness may, restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.
The Loan Agreement contains, and any agreement related to future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. For instance, the Loan Agreement limits the Company’s ability to:

•    engage in certain asset dispositions;
•    permit a change in control;
•    merge or consolidate;
•    incur indebtedness or grant liens on its assets;
•    declare or pay dividends, distributions or redemptions;
•    make loans or investments; and
•    engage in certain transactions with affiliates.
A breach of any of these covenants could result in an event of default under the Loan Agreement.
The Loan Agreement also requires the Company to maintain an operating account with Customers Bank with a sufficient balance to support monthly payments. Additionally, the Company is required to maintain a liquidity ratio of at least 4.00, tested monthly, which is calculated as the quotient of unrestricted cash and cash equivalents of the Company and its subsidiaries (subject to certain limitations with respect to cash of foreign subsidiaries), divided by all outstanding indebtedness owed to Customers Bank.
Upon the occurrence of an event of default, all amounts outstanding under the Loan Agreement could be declared to be immediately due and payable. If indebtedness under the Loan Agreement is accelerated, there can be no assurance that we will have sufficient assets to repay such indebtedness. Additionally, upon an occurrence of an event of default, Customers Bank has the right to dispose of collateral, representing substantially all the assets of the Company.

Risks Related to Ownership of Our Securities
Our common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of our common stock has been and is likely to continue to be volatile, particularly since it began trading on the OTC Expert Market in August 2023. The stock market, and our industry in particular, has recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Related to Our Business and Industry” and the following:
•the impact of the economic disruption caused by the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the COVID-19 pandemic and the Russian invasion of Ukraine on the business of the Company, our suppliers and our existing and potential customers;
•increasing interest rates, inflationary pressures and the threat of a recession in the United States and around the world;
•the impact of organizational changes, including any reductions in force and the transition of Mr. Siminoff into an advisory role in 2025;
•the impact of adverse resolution or settlement of, any developments in, or change in status of, the Stockholder Lawsuits, the SEC Investigation or any new, threatened or other pending litigation, investigation or regulatory action;
•the minimal public market for our securities that exists while they are traded on the OTC Expert Market or other OTC markets;
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
•changes in our dividend policy; and
•changes in general market, economic and political conditions in the United States, China, Taiwan and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.
We do not intend to pay dividends on our common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to any indebtedness, industry trends and other factors that our Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing any indebtedness. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.
Our issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
In August 2021, we filed a registration statement on Form S-8 (the “S-8 Registration Statement”) with the SEC providing for the registration of shares of our common stock issued or reserved for issuance under the Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”). Subject to the satisfaction of vesting conditions, shares registered under S-8 Registration Statement are available for resale without restriction. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions, such as the HDW Acquisition. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us, and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
In the future, we may obtain financing or further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our common stock, other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that any future offerings may reduce the market price of our common stock and dilute their percentage ownership.
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
In accordance with our obligations under our registration rights agreements, we are required to register for resale the shares of common stock of certain of our stockholders. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our common stock to decline.
As any transfer restrictions on shares of our common stock terminate or expire, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other securities.
In addition, the shares of our common stock issued under the 2021 Plan are, or will become, eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 under the Securities Act, as applicable. The number of shares reserved for future issuance under the 2021 Plan equals (i) 22,500,611 plus (ii) an annual increase for ten years on the first day of each calendar year beginning January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Board. Effective January 1, 2022, January 1, 2023 and January 1, 2024, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376 and 8,810,007 shares, respectively. The maximum number of shares of our common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan is equal to 120,329,359. We filed the S-8 Registration Statement to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. The S-8 Registration Statement automatically became effective upon filing on August 9, 2021, but we suspended use of the S-8 Registration Statement commencing with the Company’s filing of a Notification of Late Filing on Form 12b-25 on August 10, 2022 (the “Form 12b-25”). We expect to resume using the S-8 Registration Statement once we are current in our SEC filings, in which case shares registered under such registration statement will again be available for sale in the open market, subject to the limitations noted elsewhere in this Form 10-K.
Since the Company’s filing of the Form 12b-25 on August 10, 2022 through the date on which we become current in our SEC filings, (the “Suspension Period”), restricted stock units (“RSUs”) that have vested generally will not have been settled, and accordingly, common stock underlying such vested RSUs will not have been delivered to participants. Similarly, during the Suspension Period, the exercise of any stock options of the Company has also been suspended. Accordingly, at certain times in the future, a significant number of RSUs will be settled and the common stock underlying such RSUs will be delivered to the participants. Additionally, participants may choose to exercise their stock options upon conclusion of the Suspension Period. As a result, a significant number of shares of common stock may become issued and outstanding at certain times in the future, which could cause the prevailing market price of our common stock to decline.
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
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Our second amended and restated certificate of incorporation (our “Charter”), our amended and restated bylaws (our “Bylaws”) and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board. Among other things, our Charter and Bylaws include the following provisions:
•a staggered board, which means that our Board is classified into three classes of directors with staggered three-year terms, and directors are only able to be removed from office for cause;
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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the Board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.
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

Stockholder and customer emphasis on environmental, social, and governance responsibility may impose additional costs on us or expose us to new risks.
Our stockholders, customers and employees continue to expect a more proactive response to environmental, social, and governance (“ESG”) matters. We may incur increased costs and may be exposed to new risks responding to these higher expectations. Although we believe that ESG priorities can help drive sustainable business practices, we may face reputational challenges in the event that we are unable to achieve certain ESG goals or our ESG standards do not meet those set by certain constituencies. These reputational challenges could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We incur increased costs as a result of being a public company. Failure to comply with laws, regulations and standards relating to our public company status could materially and adversely affect our business and results of operations.
As a company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, we are or may become subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the requirements of a national securities exchange or the OTC markets and other applicable securities rules and regulations. These laws, rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our securities.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Additionally, certain members of our management team have limited or no experience in the management of a publicly traded company, which is subject to significant regulatory oversight and reporting obligations under federal securities laws. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Our failure to comply with these laws, regulations and standards could materially and adversely affect our business and results of operations.
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. Analysts generally ceased their coverage of us following our announcement of the Restatement. We may be slow to attract research coverage in the future, and if one or more analysts cease coverage of us, the price and trading volume of our securities may be negatively impacted. If any analysts adversely change their recommendation regarding our securities, as occurred at various times in 2022, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if any analyst downgrades our common stock, as occurred at various times in 2022, or if our reporting results do not meet their expectations, the market price of our common stock could decline.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Not applicable.
Item 2. Properties
Effective November 1, 2023, we relocated our headquarters to St. Louis (Olivette), Missouri, occupying approximately 49,000 square feet of leased warehouse and office space. In January 2024, the Company entered into an amendment to the lease agreement, expanding the premises by approximately 13,000 square feet. The term of the lease agreement commenced March 1, 2024 and continues through June 1, 2029. The total commitment of approximately $2.1 million is payable monthly with escalating rental payments over the approximate five-year lease term.
In November 2023, we leased office space in Los Angeles, California occupying approximately 2,000 square feet. The lease expires in December 2025. Following the Property Management Acquisition, in July 2024 we began a month-to-month lease for our property management team in Boston, Massachusetts. From 2020 through 2023, we operated offices in Denver, Colorado, New York, New York, Los Angeles, California and Taipei, Taiwan.
We currently lease approximately 9,600 square feet of office and warehouse space in Denver that expires in November 2024. We ceased using the property in November 2023. Along with our U.S. facilities, we lease a small office space in Taipei, Taiwan, which lease expires in June 2025. Effective September 2024, we leased office space in Argentina for a period of approximately one year. As a result of the HelloTech Merger, we are subject to a month-to-month office lease in Cebu City, Philippines. We previously leased space in New York City, San Francisco and Chicago.
We believe that our new headquarters and current facilities will enable better support for our customers and improve operational discipline and efficiency. We believe that suitable additional space will be available to accommodate any expansion of our operations as needed. Other than our St. Louis-based employees and our property management business, our workforce generally operates on a remote basis, which we believe is suitable for the conduct of our business.
Item 3. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since August 11, 2023, Latch’s common stock and warrants have been traded on the OTC Expert Market under the ticker symbols “LTCH” and “LTCHW,” respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Prior to the transition to the OTC markets, beginning June 7, 2021, Latch common stock and warrants were listed and traded on Nasdaq. Before June 7, 2021 and the completion of the Business Combination with TSIA, the units, common stock and warrants of TSIA traded on Nasdaq under the ticker symbols “TSIAU,” “TSIA” and “TSIAW,” respectively.
Nasdaq Delisting
On February 7, 2023, the Company received the Staff Determination from the Nasdaq Staff notifying the Company that Nasdaq had initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company’s failure to timely file all required periodic financial reports with the SEC. The Company presented the Compliance Plan at a March 23, 2023 hearing before the Panel. As set forth in the Compliance Plan, the Company intended to regain compliance with the Listing Rule by filing with the SEC, on or before August 4, 2023, (i) this Form 10-K, (ii) the Delinquent Quarterly Reports and (iii) the First Quarter 2023 Report. On April 5, 2023, the Company received a decision from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Listing Rule on or before August 4, 2023.
On July 31, 2023, the Company notified the Panel that the Company did not anticipate filing the required reports to regain compliance with the Listing Rule on or before August 4, 2023. On August 8, 2023, the Company received a notice from the Panel stating that it had determined to suspend trading of the Company’s securities on August 10, 2023 and commence delisting procedures because of the Company’s failure to regain compliance with the Listing Rule by August 4, 2023. On March 21, 2024, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq. The delisting was effective April 1, 2024.
Holders
As of December 17, 2024, we had 160,958,647 shares of common stock outstanding held by approximately 410 record holders, excluding stockholders for whom shares are held in “nominee” or “street” name. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Dividend Policy
We have not declared dividends on our common stock to date, and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our Board may deem relevant.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2022. See Note 15. Stock-Based Compensation, in Part II, Item 8. “Financial Statements” for additional information about our equity compensation plans.
As noted above, in connection with the Restatement, we suspended use of the S-8 Registration Statement on August 10, 2022. During the Suspension Period, we have not granted any RSUs and generally have not settled any RSUs. However, in the fourth quarter of 2023, we settled certain RSUs for which participants faced year-end tax liability. We expect to similarly settle additional RSUs in the fourth quarter of 2024. We expect to resume granting and regularly settling vested RSUs pursuant to the S-8 Registration Statement once we are current in our SEC filings.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Latch, Inc. 2021 Incentive Award Plan	11,568,387	(1)	—	(2)	17,895,423	(3)
Equity Compensation Plans Not Approved by Security Holders:
Latchable, Inc. 2014 Stock Incentive Plan	500,402		$0.13		—	(4)
Latch, Inc. 2016 Stock Plan	12,363,395		$0.73		—	(5)
Total	24,432,184				17,895,423

(1)Represents RSUs granted to service providers, net of forfeitures and releases. Excludes cash-settled RSUs as described in Note 3. Summary of Significant Accounting Policies, and Note 15. Stock-Based Compensation, in Part II, Item 8. “Financial Statements.”
(2)The RSUs have no exercise price.
(3)The aggregate number of shares available for issuance under the Latch, Inc. 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board. Effective January 1, 2022, January 1, 2023 and January 1, 2024, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376 and 8,810,007 shares, respectively.
(4)Under the Latchable, Inc. 2014 Stock Incentive Plan, no award may be granted after June 4, 2021, but awards previously granted will continue to be subject to the provisions thereof.
(5)Under the Latch, Inc. 2016 Stock Plan, no award may be granted after June 4, 2021, but awards previously granted will continue to be subject to the provisions thereof.
Repurchase of Equity by the Company
None.
Recent Sales of Unregistered Equity Securities
In connection with the HDW Acquisition, the Company issued approximately 29.0 million shares of the Company’s common stock to HDW’s stockholders in transactions exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. See the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2023 for additional information.

On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock (the “Bank Warrant”). The Bank Warrant has an exercise price of $1.25 per share, is exercisable immediately and will expire six years from the date of issuance, or July 15, 2030. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. See the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2024 for additional information.
Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch” and the “Company” refer to the business and operations of Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the Business Combination and to Latch, Inc. (formerly known as TS Innovation Acquisitions Corp.) and its consolidated subsidiaries following the consummation of the Business Combination.
Restatement of Prior Financial Information
The Company has restated certain of its financial statements and financial information. The effects of the accounting adjustments made as part of the Restatement are more fully discussed in the “Explanatory Note” above and in Note 2. Restatement of Prior Period Financial Statements and Information and Note 20. Quarterly Financial Information (Unaudited) in Part II, Item 8. “Financial Statements.”
Overview
Latch is a technology company primarily serving the multifamily rental home market segment of the smart building industry deploying hardware and software technology to digitize otherwise manual processes, including building and unit access and in-unit device control.
We combine hardware, software and services into a system that enables smart access for users of a multifamily building, enabling easier, more modernized experiences for residents and visitors, more efficient operations for building owners and property managers and more convenient interaction for service providers. We designed and developed the Latch Platform, a cloud-based SaaS product, to address the access requirements of modern multifamily buildings.
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
Key Business Metrics
In the first quarter of 2022, to align our key business metrics with our internal priorities and business plans at the time, we reported two key business metrics: Annual Recurring Revenue (“ARR”) and “Spaces.” Since that time, the Company has undergone significant changes, including fundamental organizational and management changes and the consummation of the HDW Acquisition and HelloTech Merger. In light of these significant organizational and management changes, we do not believe ARR or Spaces, as defined and presented in the first quarter of 2022, represent key business metrics for the Company at the time of this Form 10-K. Accordingly, we are not presenting those metrics in this Form 10-K. We are continuing to present software revenue (prepared in accordance with generally accepted accounting principles in the United States of

America (“GAAP”)), total revenue (GAAP), net loss (GAAP) and Adjusted EBITDA (non-GAAP) as key business metrics, as we believe each of those metrics is important in measuring our performance, identifying trends affecting our business, formulating business plans and making strategic decisions that will impact our future operational results.

Our key business metrics are as follows for the periods presented (in thousands):

	Year ended December 31,
	2022	2021	2020	2019
		(restated)	(restated)	(restated)
GAAP Measures:
Software revenue	$13,024	$7,402	$3,429	$1,430
Total revenue	$42,955	$27,613	$12,995	$7,187
Net loss	$(162,336)	$(167,146)	$(67,423)	$(50,676)
Non-GAAP Measure:
Adjusted EBITDA	$(118,573)	$(103,885)	$(56,043)	$(45,425)

	Three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
				(restated)	(restated)	(restated)	(restated)	(restated)
GAAP Measures:
Software revenue	$3,675	$3,403	$3,239	$2,707	$2,333	$1,965	$1,627	$1,477
Total revenue	$10,730	$8,839	$9,830	$13,556	$9,044	$6,850	$6,745	$4,974
Net loss	$(29,079)	$(34,809)	$(51,616)	$(46,832)	$(53,655)	$(33,450)	$(41,485)	$(38,556)
Non-GAAP Measure:
Adjusted EBITDA	$(21,857)	$(21,502)	$(35,584)	$(39,630)	$(44,209)	$(26,560)	$(18,543)	$(14,573)
Adjusted EBITDA
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we have presented in this Form 10-K Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.
We define Adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, provision for income taxes, restructuring, non-ordinary course legal fees and settlement reserves, loss on extinguishment of debt, gain or loss on change in fair value of derivative instruments, warrant liabilities and trading securities and transaction-related expenses. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Form 10-K, Adjusted EBITDA because it is a key measure used by our management and Board to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Year ended December 31,
	2022	2021	2020	2019
		(restated)	(restated)	(restated)

Net Loss	$(162,336)	$(167,146)	$(67,423)	$(50,676)
Depreciation and amortization	5,504	3,093	1,418	723
Interest (income) expense, net(a)	2,961	7,761	3,172	(443)
Provision for income taxes	89	53	8	50
Loss on extinguishment of debt	—	1,469	199	916
Change in fair value of derivative liabilities	—	12,512	939	—
Change in fair value of warrant liability	(9,558)	(4,085)	—	—
Change in fair value of trading securities	3,460	(50)	—	—
Restructuring costs(b)	8,573	—	1,065	—
Transaction-related costs(c)	468	6,526	1,618	—
Non-ordinary course legal fees and settlement reserves(d)	2,010	6,927	1,035	478
Stock-based compensation and warrant expense(e)	30,256	29,055	1,926	3,527
Adjusted EBITDA	$(118,573)	$(103,885)	$(56,043)	$(45,425)

	Three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
				(restated)	(restated)	(restated)	(restated)	(restated)

Net Loss	$(29,079)	$(34,809)	$(51,616)	$(46,832)	$(53,655)	$(33,450)	$(41,485)	$(38,556)
Depreciation and amortization	1,607	1,386	1,381	1,130	964	784	678	667
Interest expense, net(a)	159	702	1,263	837	815	769	2,864	3,313
Provision for income taxes	45	10	17	17	6	13	34	—
Loss on extinguishment of debt	—	—	—	—	—	—	1,469	—
Change in fair value of derivative liabilities	—	—	—	—	—	—	8,991	3,521
Change in fair value of warrant liability	(203)	(389)	(2,699)	(6,267)	(7,813)	(1,067)	4,795	—
Change in fair value of trading securities	—	1,960	2,500	(1,000)	(50)	—	—	—
Restructuring costs(b)	(259)	2,606	6,226	—	—	—	—	—
Transaction-related costs(c)	(48)	6	156	354	576	309	3,543	2,098
Non-ordinary course legal fees and settlement reserves(d)	17	1,950	30	13	6,927	—	—	—
Stock-based compensation(e)	5,904	5,076	7,158	12,118	8,021	6,082	568	14,384
Adjusted EBITDA	$(21,857)	$(21,502)	$(35,584)	$(39,630)	$(44,209)	$(26,560)	$(18,543)	$(14,573)

(a)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss.

Interest income (expense), net includes interest expense associated with the significant financing component of $5.1 million, $3.1 million, $1.5 million and $0.4 million for the years ended December 31, 2022, 2021, 2020 and 2019, respectively. For the three months ended December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022, interest expense, net includes interest expense associated with the significant financing component of $1.3 million, $1.3 million, $1.4 million and $1.1 million, respectively. For the three months ended December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021, interest expense, net includes interest expense associated with the significant financing component of $0.9 million, $0.8 million, $0.7 million and $0.7 million, respectively.
(b)Restructuring costs resulting from the 2022 RIFs.
(c)Transaction costs related to the Business Combination. These costs are included in research and development, sales and marketing and general and administrative on the Consolidated Statements of Operations and Comprehensive Loss.
(d)Non-ordinary course legal fees and settlement reserves incurred in connection with non-ordinary course litigation and disputes, including $6.8 million related to an estimated liability recorded in connection with a dispute with a service provider during the year ended December 31, 2021. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal and recurring operating expenses. See Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” These costs are included within general and administrative within the Consolidated Statements of Operations and Comprehensive Loss.
(e)See Note 15. Stock-Based Compensation, in Part II, Item 8. “Financial Statements.” for details. Warrant expense was recognized only during the year ended December 31, 2020.
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
Interest income (expense), net is summarized as follows:

	Year ended December 31,
	2022	2021	2020	2019
		(restated)	(restated)	(restated)

Interest income	$4,481	$1,333	$253	$1,033
Interest expense	(7,442)	(9,094)	(3,425)	(590)
Interest income (expense), net	$(2,961)	$(7,761)	$(3,172)	$443
Income Taxes
The provision for income taxes consists primarily of income taxes related to state and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Restated Annual Financial Information (unaudited)
During the quarter ended June 30, 2022, the Audit Committee commenced the Investigation of certain key performance indicators and revenue recognition practices, including the accounting treatment, financial reporting and internal controls related thereto. The Audit Committee determined that our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the consolidated financial statements for the first quarter of 2022 included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, should no longer be relied upon as a result of material errors and possible irregularities relating to, among other things, the manner in which we recognized revenue associated with the sale of hardware devices, primarily through third-party channel partners.
Following the Investigation, we completed the Financial Statement Review. As a result, we are hereby restating certain financial data herein, as described in the Explanatory Note.
Errors Identified
Through the Investigation and the Financial Statement Review, we identified errors in various categories, including:
1.Revenue recognition - Hardware
In connection with the Investigation and the Financial Statement Review, we determined that our historical revenue was misstated, primarily as a result of the following: (a) a failure of certain sales personnel in certain cases to disclose relevant terms they had negotiated and a failure to identify, consider or properly account for such terms; (b) a failure to consider fully the impact of certain terms of sales agreements in determining the revenue to be recognized and (c) a failure to adequately assess collectability. As a result of the foregoing, in certain circumstances, we originally had recognized revenues before there was evidence that a contract existed and control had passed to the customer. Additionally, we determined that there was not sufficient evidence to recognize amounts of gross revenue that were subject to certain discounts provided to channel partners. Accordingly, certain previously reported revenue related to such channel partner discounts and an offsetting and equal cost of revenue needed to be reversed. In transactions in which discounts originally had been allocated between hardware and software revenues, deferred software was also adjusted. In addition, there were adjustments related to the returns reserve. Restated hardware revenues are recorded in the amount of consideration we received or expect to receive when we had evidence that a contract existed and control had passed to the customer. The impact of the foregoing on hardware revenue and cost of hardware revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
			(unaudited)
Adjustments to hardware revenue:
Adjustments to hardware revenue excluding channel partner discounts	$(8,466)	$(572)	$(4,076)
Adjustments to hardware revenue - channel partner discounts	(4,458)	(4,126)	(3,668)
Total	$(12,924)	$(4,698)	$(7,744)

Adjustments to cost of hardware revenue:
Adjustments to cost of hardware revenue excluding channel partner discounts	$(7,512)	$(530)	$(3,688)
Adjustments to cost of hardware revenue - channel partner discounts	(4,458)	(4,126)	(3,668)
Total	$(11,970)	$(4,656)	$(7,356)

	Three months ended (unaudited)
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Adjustments to hardware revenue:
Adjustments to hardware revenue excluding channel partner discounts	$1,012	$(3,886)	$(2,988)	$(1,002)	$(590)
Adjustments to hardware revenue - channel partner discounts	(779)	(1,275)	(1,174)	(1,082)	(927)
Total	$233	$(5,161)	$(4,162)	$(2,084)	$(1,517)

Adjustments to cost of hardware revenue:
Adjustments to cost of hardware revenue excluding channel partner discounts	$1,688	$(3,875)	$(2,693)	$(568)	$(376)
Adjustments to cost of hardware revenue - channel partner discounts	(779)	(1,275)	(1,174)	(1,082)	(927)
Total	$909	$(5,150)	$(3,867)	$(1,650)	$(1,303)
In addition to the impact of these adjustments on hardware revenue and cost of hardware revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss, additional accounts impacted by the Financial Statement Review include:
•General and administrative;
•Accounts receivable, net;
•Inventories, net;
•Accounts payable;
•Accrued expenses;
•Deferred revenue, current;
•Deferred revenue, non-current;
•Other current liabilities;
•Prepaid expenses and other current assets; and
•Retained earnings.
2.Revenue recognition - Software
As discussed above, software revenue is generally recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer. In connection with the Financial Statement Review, we determined:
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

The adjustments associated with these corrections primarily impact software revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
			(unaudited)
Access related	$(760)	$(359)	$53
Other	(63)	(9)	(9)
Total	$(823)	$(368)	$44

	Three months ended (unaudited)
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Access related	$(296)	$(287)	$(180)	$(167)	$(126)
Other	(36)	(30)	(5)	(16)	(12)
Total	$(332)	$(317)	$(185)	$(183)	$(138)
In addition to the impact of these adjustments on software revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss, additional accounts impacted by the Financial Statement Review include:
•Hardware revenue;
•General and administrative;
•Other income / expense;
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
In connection with the Financial Statement Review, we determined that, due to flawed operating procedures, the Company did not (i) begin to amortize certain amounts that had been recorded as software-in-development during 2019, 2020, 2021 and 2022 when the asset was ready for its intended use or (ii) expense certain amounts when the Company determined that the planned feature was discontinued. The adjustments associated with this correction had a net impact that increased the loss before income taxes by $0.7 million, $0.5 million, and $0.3 million for the period ended December 31, 2021, 2020, and 2019, respectively.
The restated amounts presented in the tables below reflect corrections of internally-developed software, amortization expense and accumulated amortization.
The adjustments associated with these corrections impact the following accounts on the previously reported Consolidated Financial Statements:
•Research and development;
•Depreciation and amortization; and

•Internally-developed software, net.
4.Stock-based compensation
The Company accounts for stock-based compensation expense ratably over the service period. Historically, the Company accelerated a portion of the RSU fair value at grant date instead of recognizing that amount ratably over the award’s requisite service period. The adjustments associated with this correction, along with other stock-based compensation corrections had a net impact that decreased the loss before income taxes by $1.1 million for the period ended December 31, 2021 and had a net impact that increased the loss before income taxes by $0.2 million, and $0.1 million for the period ended December 31, 2020 and 2019, respectively. The restated amounts presented in the tables below reflect stock-based compensation expense recognized ratably over the service period beginning at the grant date.
5.Other corrections
In connection with the Financial Statement Review, we determined that certain historical amounts did not meet the recognition criteria due to errors in amounts and/or the timing of recognition on the financial statements. The adjustments associated with these corrections had a net impact that increased the loss before income taxes by $0.3 million, $0.04 million, and $0.01 million for the period ended December 31, 2021, 2020, and 2019, respectively. The restated amounts presented in the tables below reflect amounts in the periods they were incurred. Other adjustments that were not materially significant have also been corrected in the Restated Financial Statement Periods and 2019.
The tables below present the impact of the Restatement adjustments on previously reported financial statements and information not included in Note 2. Restatement of Prior Period Financial Statements and Information or Note 20. Quarterly Financial Information (Unaudited), in Part II, Item 8. “Financial Statements.” Certain amounts reported previously have been reclassified. Restatement adjustments are labeled as follows:
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

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Balance Sheet Data
(in thousands, except share and per share amounts)

	December 31, 2020
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Assets
Current assets
Cash and cash equivalents	$60,529	$—		$60,529
Accounts receivable, net	8,227	(6,611)	HW1, SW1, OC1	1,616
Inventories, net	8,293	4,302	HW2, OC2	12,595
Prepaid expenses and other current assets	3,309	125	SW	3,434
Total current assets	80,358	(2,184)		78,174
Property and equipment, net	753	—		753
Internally-developed software, net	7,416	(778)	IDS	6,638
Other non-current assets	1,082	(2)	OC	1,080
Total assets	$89,609	$(2,964)		$86,645
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,732	$11	OC	$3,743
Accrued expenses	5,781	130	HW3, OC3, RC3	5,911
Deferred revenue, current	2,344	125	HW4, SW4	2,469
Total current liabilities	11,857	266		12,123
Deferred revenue, non-current	13,178	(1,680)	SW	11,498
Term loan, net	5,481	—		5,481
Convertible notes, net	51,714	76	OC	51,790
Other non-current liabilities	1,051	27	RC	1,078
Total liabilities	83,281	(1,311)		81,970
Commitments and contingencies
Redeemable convertible preferred stock: $0.00001 par value, 63,877,518 shares authorized, 63,756,438 shares issued and outstanding as of December 31, 2020; liquidation preference-$165,562(b)	160,605	—		160,605
Stockholders’ Deficit
Common stock, $0.00001 par value, 101,372,300 shares authorized, and 8,168,780 shares issued and outstanding as of December 31, 2020(b)	—	—		—
Additional paid-in capital	7,901	226	OC5, SBC[5]	8,127
Accumulated other comprehensive income	9	—		9
Accumulated deficit	(162,187)	(1,879)		(164,066)
Total stockholders’ deficit	(154,277)	(1,653)		(155,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$89,609	$(2,964)		$86,645

(a)Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
•HW1 $(4,773); SW1 $(1,953); OC1 $114
•HW2 $4,240; OC2 $62;
•HW3 $22; OC3 $135; RC3 $(27)
•HW4 $(128); SW4 $254
•OC5 $2; SBC5 $224
(b)Shares outstanding reflect the adjustment for the Exchange Ratio as a result of the Business Combination. See Note 1. Description of Business, in Part II, Item 8. “Financial Statements.”

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Balance Sheet Data
(in thousands, except share and per share amounts)

	As of December 31, 2019
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Assets
Current assets
Cash and cash equivalents	$54,218	$—		$54,218
Accounts receivable, net	7,027	(5,701)	HW1, SW1	1,326
Inventories, net	6,153	3,808	HW2, OC2	9,961
Prepaid expenses and other current assets	1,556	110	SW3, OC3	1,666
Total current assets	68,954	(1,783)		67,171
Property and equipment, net	1,064	—		1,064
Internally-developed software, net	3,175	(284)	IDS	2,891
Other non-current assets	379	(11)	OC	368
Total assets	$73,572	$(2,078)		$71,494
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,790	$54	OC	$3,844
Accrued expenses	2,878	43	HW4, OC4	2,921
Deferred revenue, current	1,011	41	HW5, SW5	1,052
Total current liabilities	7,679	138		7,817
Deferred revenue, non-current	6,057	(1,821)	SW	4,236
Total liabilities	13,736	(1,683)		12,053
Commitments and contingencies
Redeemable convertible preferred stock: $0.00001 par value, 63,877,518 shares authorized, 61,288,150 shares issued and outstanding as of December 31, 2019; liquidation preference $165,562(b)	150,305	—		150,305
Stockholders’ Deficit
Common stock $0.00001 par value, 101,372,300 shares authorized, and 7,032,044 shares issued and outstanding as of December 31, 2019(b)	—	—		—
Additional paid-in capital	5,724	55	SBC	5,779
Accumulated deficit	(96,193)	(450)		(96,643)
Total stockholders’ deficit	(90,469)	(395)		(90,864)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$73,572	$(2,078)		$71,494

(a)Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
•HW1 $(3,889); SW1 $(1,811);
•HW2 $3,707; OC2 $101;
•SW3 $134; OC3 $(23);
•HW4 $18; OC4 $25;
•HW5 $22; SW5 $19
(b)Shares authorized and outstanding for all periods reflect the adjustment for the Exchange Ratio as a result of the Business Combination. See Part II Item 8 “Financial Statements” Note 1. Description of Business.

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Statement of Operations and Comprehensive Loss Data
(in thousands, except share and per share amounts)

	Year ended December 31, 2019
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$13,501	$(7,744)	HW	$5,757
Software	1,386	44	SW	1,430
Total revenue	14,887	(7,700)		7,187
Cost of revenue(b)
Hardware	17,084	(7,450)	HW1, OC1, SBC[1]	9,634
Software	213	—		213
Total cost of revenue	17,297	(7,450)		9,847
Operating expenses
Research and development	18,340	309	OC2, IDS[2], SBC[2]	18,649
Sales and marketing	13,084	—	OC3, SBC[3]	13,084
General and administrative	15,146	(109)	HW4, SW4, OC4, SBC[4]	15,037
Depreciation and amortization	723	—		723
Total operating expenses	47,293	200		47,493
Loss from operations	(49,703)	(450)		(50,153)
Other expense, net
Loss on extinguishment of debt	(916)	—		(916)
Interest income, net	443	—		443
Total other expense, net	(473)	—		(473)
Loss before income taxes	(50,176)	(450)		(50,626)
Provision for income taxes	50	—		50
Net loss	$(50,226)	$(450)		$(50,676)
Net loss per common share:
Basic and diluted net loss per common share	$(7.65)	$(0.07)		$(7.72)
Weighted average shares outstanding:
Basic and diluted	6,564,820			6,564,820

(a)Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
•HW1 $(7,356); OC1 $(95); SBC1 $1;
•OC2 $14; IDS2 $285; SBC2 $10;
•OC3 $(2); SBC3 $2;
•HW4 $(165); SW4 $(79), OC4 $93; SBC4 $42
(b)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) Data
(in thousands, except share and per share amounts)

	Year ended December 31, 2019
	(unaudited)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
					(restated)	(restated)	(restated)

January 1, 2019	45,145	$83,449	4,915	$—	$1,715	$(45,967)	$(44,252)
Issuance of Series B Preferred stock for cash, net of issuance costs	71	246	—	—	—	—	—
Issuance of Series B-1 Preferred stock for cash, net of issuance costs	13,659	56,542	—	—	—	—	—
Issuance of Series B-2 Preferred stock for conversion of convertible promissory notes and accrued interest	2,413	10,068	—	—	—	—	—
Exercises of common stock options	—	—	2,117	—	304	—	304
Common stock warrants issued	—	—	—	—	38	—	38
Stock-based compensation	—	—	—	—	3,722	—	3,722
Net loss (restated)(a)	—	—	—	—	—	(50,676)	(50,676)
December 31, 2019	61,288	$150,305	7,032	$—	$5,779	$(96,643)	$(90,864)

(a)The restated net loss reflects the impact of the adjustments described above.

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Statement of Cash Flows Data
(in thousands)

	Year ended December 31, 2019
	(unaudited)
	Previously Reported	Adjustments	Restated
Operating activities
Net loss	$(50,226)	$(450)	$(50,676)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	723	—	723
Non-cash interest expense	157	—	157
Loss on extinguishment of debt	916	—	916
Warrant expense	38	—	38
Provision for excess and obsolete inventory	150	126	276
Provision for doubtful accounts	266	(249)	17
Stock-based compensation expense	3,534	(45)	3,489
Changes in assets and liabilities
Accounts receivable	(6,453)	5,950	(503)
Inventories, net	(3,376)	(3,934)	(7,310)
Prepaid expenses and other current assets	(733)	(110)	(843)
Other non-current assets	(201)	11	(190)
Accounts payable	2,871	55	2,926
Accrued expenses	(1,424)	42	(1,382)
Deferred revenue	6,133	(1,780)	4,353
Net cash used in operating activities	(47,625)	(384)	(48,009)
Investing activities
Purchase of property and equipment	(908)	—	(908)
Capitalized internally-developed software	(2,854)	384	(2,470)
Purchase of intangible assets	(4)	—	(4)
Net cash (used in) investing activities	(3,766)	384	(3,382)
Financing activities
Proceeds from issuance of Series B preferred stock, net of issuance costs	246	—	246
Proceeds from issuance of Series B-1 preferred stock, net of issuance costs	56,542	—	56,542
Proceeds from issuance of convertible promissory notes, net of issuance costs	8,995	—	8,995
Proceeds from issuance of common stock	304	—	304
Net cash provided by financing activities	66,087	—	66,087
Net change in cash and cash equivalents	14,696	—	14,696
Cash and cash equivalents
Beginning of year	39,522	—	39,522
End of year	$54,218	$—	$54,218
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$58	$(8)	$50
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$133	$100	$233

Results of Operations
The results of operations below compare 2022 versus 2021 and 2021 versus 2020 and provide quarterly and year-to-date information for the eight quarters during the two-year period ended December 31, 2022. Macroeconomic factors, including COVID-19 and related supply chain disruption, impacted the construction industry, including multi-family residential real estate, during this period. For instance, in 2020 and 2021, many of our customers experienced delays in construction timelines due to stay-at-home orders, while others experienced delays in construction material availability due to the broader supply chain disruption. These construction-related delays resulted in delays in delivery of our hardware to our customers, which are typically installed as projects near completion. During 2021, we also experienced component shortages that resulted in higher component costs, particularly where we paid spot market prices for such components, and we experienced shipping and logistical challenges, delays and elevated shipping costs.
In addition, the key events detailed below impacted the Company:

•Quarter ended March 31, 2021: Announcement of the Business Combination
•Quarter ended June 30, 2021: Consummation of the Business Combination
•Quarter ended June 30, 2022: May RIF
•Quarter ended September 30, 2022: August RIF; Announcement of the Investigation; Announcement of the Restatement
Certain of our expenses, including personnel-related expenses (compensation and stock-based compensation expenses), restructuring and software license expenses, are impacted by the number of employees, which grew throughout 2021 following the Business Combination, peaking in the quarter ended March 31, 2022 before declining throughout the remainder of 2022, largely as a result of the 2022 RIFs, as reflected in the table below.

Number of employees and non-employee full-time equivalents as of
December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
169	189	331	466	442	363	312	244
We believe the 2022 RIFs, announcement of the Investigation and announcement of the Restatement adversely impacted our position in the marketplace, revenues and results of operations in 2022.
The tables and period-to-period comparisons of operating results below summarize our Consolidated Statements of Operations and Comprehensive Loss data and are not necessarily indicative of results for future periods.

Comparison of years ended December 31, 2022 and December 31, 2021

	Year ended December 31,
(in thousands, except share and per share data)	2022	2021	$ Change	% Change
		(restated)

Revenue
Hardware	$24,532	$18,262	$6,270	34.3%
Software	13,024	7,402	5,622	76.0%
Installation services	5,399	1,949	3,450	177.0%
Total revenue	42,955	27,613	15,342	55.6%
Cost of revenue(a)
Hardware	39,533	28,215	11,318	40.1%
Software	1,561	753	808	107.3%
Installation services	5,785	3,685	2,100	57.0%
Total cost of revenue	46,879	32,653	14,226	43.6%
Operating expenses
Research and development	54,933	46,194	8,739	18.9%
Sales and marketing	45,589	34,363	11,226	32.7%
General and administrative	55,292	60,797	(5,505)	(9.1)%
Depreciation and amortization	5,504	3,093	2,411	78.0%
Total operating expenses	161,318	144,447	16,871	11.7%
Loss from operations	(165,242)	(149,487)	(15,755)	10.5%
Other income (expense), net
Change in fair value of derivative liabilities	—	(12,512)	12,512	(100.0)%
Change in fair value of warrant liability	9,558	4,085	5,473	134.0%
Change in fair value of trading securities	(3,460)	50	(3,510)	N.M.
Loss on extinguishment of debt	—	(1,469)	1,469	(100.0)%
Interest expense, net	(2,961)	(7,761)	4,800	(61.8)%
Other income (expense), net	(142)	1	(143)	N.M.
Total other income (expense), net	2,995	(17,606)	20,601	117.0%
Loss before income taxes	(162,247)	(167,093)	4,846	(2.9)%
Provision for income taxes	89	53	36	67.9%
Net loss	(162,336)	$(167,146)	4,810	(2.9)%
Other comprehensive loss
Unrealized loss on available-for-sale securities	(787)	(677)	(110)	16.2%
Foreign currency translation adjustment	3	(8)	11	(137.5)%
Comprehensive loss	$(163,120)	$(167,831)	$4,711	(2.8)%
Net loss per common share:
Basic and diluted net loss per common share	$(1.13)	$(1.93)	$0.80	41.5%
Weighted average shares outstanding:
Basic and diluted	143,615,820	86,473,291

(a)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $15.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by increases of $6.3 million in hardware revenue, $5.6 million in software revenue and $3.5 million in installation services revenue. The increase in hardware revenue resulted from increased hardware deliveries that met revenue recognition criteria. Software revenue increased due to an increase in building software access provided to customers. Installation services revenue growth reflects a full year of the direct deployment program compared to a partial year in 2021.
Cost of Revenue
Cost of revenue increased by $14.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Cost of hardware revenue increased by $11.3 million, primarily driven by (i) a $6.1 million increase in the reserve for non-cancellable purchase commitments and (ii) a $3.4 million increase in the reserve for excess and obsolete inventory. The cost of hardware revenue in 2022 also reflects fewer spot buy purchases resulting from the relief of global supply chain challenges that occurred in 2021, as described above. The $2.1 million increase in cost of installation services revenue reflects a full year of the direct deployment program compared to a partial year in 2021. The $0.8 million increase in cost of software revenue reflects the increased server costs associated with an increase in licensed buildings.
Research and Development Expenses
Research and development expenses increased by $8.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to: (i) $6.5 million increase in personnel-related expenses comprised of (a) $4.0 million of increased compensation expense due to increased headcount during the first half of 2022 to invest in new hardware devices as well as the expanded functionality of the Latch Platform, and (b) $2.5 million of increased stock-based compensation due to new RSUs granted; (ii) restructuring costs of $2.3 million related to the 2022 RIFs and (iii) $1.7 million increase in software license expense. These increases were partially offset by (i) $1.1 million decrease in product development costs resulting from the 2022 RIFs and (ii) $0.9 million decrease in outsourced engineering fees.
Sales and Marketing Expenses
Sales and marketing expenses increased by $11.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to: (i) restructuring costs of $5.2 million in 2022 resulting from the 2022 RIFs; (ii) $3.8 million increase in personnel-related expenses comprised of (a) $1.3 million increase in compensation expense due to expansion of our sales force and demand generation team, and (b) $2.5 million of increased stock-based compensation due to new RSUs granted; (iii) $1.6 million increase in software license expense; (iv) $0.5 million increase in professional fees related to outsourced brand and website refresh initiatives; (v) $0.3 million increase in marketing expense and (vi) $0.2 million increase in travel expenses. These increases were partially offset by a $0.4 million decrease in customer support expenses resulting from the 2022 RIFs.
General and Administrative Expenses
General and administrative expenses decreased by $5.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to: (i) $4.9 million net decrease in professional fees, which in 2021 reflected the occurrence of the Business Combination and in 2022 reflected professional fees associated with the Investigation and Restatement; (ii) $3.8 million decrease in personnel-related expenses comprised of $4.4 million decrease in stock-based compensation, partially offset by an increase of $0.6 million in compensation expenses driven by increased headcount related to public company operational requirements and (iii) $1.2 million decrease in recruiting expense as a result of certain key hires in 2021. These decreases were partially offset by: (i) $1.7 million increase in public company insurance costs; (ii) restructuring costs of $1.0 million in 2022 resulting from the 2022 RIFs; (iii) $0.2 million increase in bad debt expense and (iv) $0.2 million increase in taxes and license fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $2.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the increased amortization of capitalized internally-developed software.

Total Other Income (Expense), Net
Total other income (expense), net increased by $20.6 million to income of $3.0 million for the year ended December 31, 2022 compared to expense of $17.6 million for the year ended December 31, 2021, primarily due to: (i) $12.5 million favorable change in the fair value of the derivative liability related to convertible notes issued by Legacy Latch between August 11, 2020 and October 23, 2020 with a maturity date of April 23, 2022 for an aggregate principal amount of $50.0 million (the “Convertible Notes”), which were converted to equity as part of the Business Combination; (ii) $5.5 million favorable change in the fair value of the Private Placement Warrants resulting from the decline in the price of our common stock; (iii) $4.8 million decrease in interest expense driven by the conversion of the Convertible Notes to common stock, partially offset by an increase in interest expense associated with software sales with upfront payments and (iv) $1.5 million favorable change in loss on extinguishment of debt. These increases were partially offset by a $3.5 million unfavorable change in the fair value of trading securities driven by increasing interest rates.

Comparison of years ended December 31, 2021 and December 31, 2020

	Year ended December 31,
(in thousands, except share and per share data)	2021	2020	$ Change	% Change
	(restated)	(restated)

Revenue
Hardware	$18,262	$9,566	$8,696	90.9%
Software	7,402	3,429	3,973	115.9%
Installation services	1,949	—	1,949	N.M.
Total revenue	27,613	12,995	14,618	112.5%
Cost of revenue(a)
Hardware	28,215	15,316	12,899	84.2%
Software	753	306	447	146.1%
Installation services	3,685	—	3,685	N.M.
Total cost of revenue	32,653	15,622	17,031	109.0%
Operating expenses
Research and development	46,194	25,788	20,406	79.1%
Sales and marketing	34,363	13,393	20,970	156.6%
General and administrative	60,797	19,924	40,873	205.1%
Depreciation and amortization	3,093	1,418	1,675	118.1%
Total operating expenses	144,447	60,523	83,924	138.7%
Loss from operations	(149,487)	(63,150)	(86,337)	136.7%
Other expense, net
Change in fair value of derivative liabilities	(12,512)	(939)	(11,573)	N.M.
Change in fair value of warrant liability	4,085	—	4,085	N.M.
Change in fair value of trading securities	50	—	50	N.M.
Loss on extinguishment of debt	(1,469)	(199)	(1,270)	N.M.
Interest expense, net	(7,761)	(3,172)	(4,589)	144.7%
Other income, net	1	45	(44)	(97.8%)
Total other expense, net	(17,606)	(4,265)	(13,341)	N.M.
Loss before income taxes	(167,093)	(67,415)	(99,678)	147.9%
Provision for income taxes	53	8	45	N.M.
Net loss	$(167,146)	$(67,423)	(99,723)	147.9%
Other comprehensive loss
Unrealized loss on available-for-sale securities	(677)	—	(677)	N.M.
Foreign currency translation adjustment	(8)	9	(17)	(188.9%)
Comprehensive loss	$(167,831)	$(67,414)	$(100,417)	149.0%
Net Loss per common share:
Basic and diluted net loss per common share	$(1.93)	$(9.31)	$7.38	(79.3)%
Weighted average shares outstanding:
Basic and diluted	86,473,291	7,238,708

(a)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $14.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by a $8.7 million increase in hardware deliveries that met revenue recognition criteria, $4.0 million increase in software revenue and $1.9 million increase in installation services revenue. We experienced delays in unit deliveries in the first half of 2020 as a result of the impact of COVID-19 on the residential multifamily construction market, however as the construction market and economy began to improve, unit deliveries started increasing during the third quarter of 2020. The hardware revenue growth was also driven by 2021 product releases such as C2, Latch Intercom and third-party smart home devices. The software revenue growth reflects an increase in building software access provided to customers as a result of hardware units deployed in 2020 and 2021. Growth in installation services revenue reflects the launch of those offerings in the quarter ended June 30, 2021.
Cost of Revenue
Cost of revenue increased by $17.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by an increase in cost of hardware revenue of $12.9 million, which was mainly driven by the costs associated with the higher revenue and increased hardware inventory costs due to the global supply chain challenges described above. Cost of installation service revenue increased $3.7 million due to the launch of those offerings in the quarter ended June 30, 2021.
Research and Development Expenses
Research and development expenses increased by $20.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to: (i) $9.5 million increase in compensation expenses due to increased headcount to expand functionality of the Latch Platform; (ii) $10.0 million increase in stock-based compensation due to (a) RSUs granted in 2021 and (b) a stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers and (iii) $0.9 million increase in capitalized professional fees.
Sales and Marketing Expenses
Sales and marketing expenses increased by $21.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to: (i) $12.2 million increase in compensation expenses due to increased headcount as we expanded our sales force and demand generation team; (ii) $3.0 million increase in stock-based compensation due to RSUs granted in 2021; (iii) $2.1 million increase in marketing expense; (iv) $1.4 million increase in software license expense; (v) $1.3 million increase in professional fees related to outsourced marketing initiatives and (vi) $1.2 million increase in travel expenses.
General and Administrative Expenses
General and administrative expenses increased by $40.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to: (i) $20.1 million increase in personnel-related expenses, which included (a) $13.9 million of higher stock-based compensation due to RSUs granted in 2021, including a charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers, and (b) $6.3 million increase in compensation expenses due to increased headcount to build out corporate infrastructure to operate as a public company; (ii) $5.9 million increase in litigation costs as a result of an estimated liability recorded in connection with a dispute with a service provider; (iii) $5.7 million increase in professional fees, including audit fees, as a result of building out corporate infrastructure to operate as a public company; (iv) $4.5 million increase in transaction costs and professional advisory fees in connection with the Business Combination; (v) $2.4 million in public company insurance expense; (vi) $1.2 million increase in IT and software license expenses driven by a $1.8 million increase in software license expense partially offset by a $0.4 million decrease in computer and internet expense and a $0.2 million decrease in software expense: communication and (vii) $1.0 million increase in bad debt expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $1.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the increase in amortization of internally-developed software.

Total Other Income (Expense), Net
Total other income (expense), net increased by $13.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to: (i) an $11.6 million unfavorable change in the fair value of the derivative liability related to the Convertible Notes and warrants related to our term loan; (ii) $1.3 million favorable change in loss on extinguishment of debt related to the Convertible Notes; and (iii) $4.6 million increase in interest expense primarily related to the Convertible Notes. This was partially offset by a $4.1 million favorable change in the fair value of the Private Placement Warrants.

Quarterly Financial Information

Below are unaudited (and, where noted below, restated) Consolidated Statements of Operations and Comprehensive Loss for the eight quarterly periods ended December 31, 2022 (in thousands, except share and per share data).

	Three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Revenue				(restated)	(restated)	(restated)	(restated)	(restated)

Hardware	$6,507	$4,027	$4,710	$9,288	$5,505	$4,312	$4,948	$3,497
Software	3,675	3,403	3,239	2,707	2,333	1,965	1,627	1,477
Installation services	548	1,409	1,881	1,561	1,206	573	170	—
Total revenue	10,730	8,839	9,830	13,556	9,044	6,850	6,745	4,974
Cost of revenue(a)
Hardware	11,942	4,739	11,003	11,849	11,013	6,377	6,001	4,824
Software	438	462	334	327	243	202	174	134
Installation services	670	1,604	1,743	1,768	2,326	857	502	—
Total cost of revenue	13,050	6,805	13,080	13,944	13,582	7,436	6,677	4,958
Operating expenses
Research and development	8,410	10,991	16,710	18,822	17,600	11,689	7,063	9,842
Sales and marketing	4,314	7,028	16,824	17,423	16,383	9,108	5,097	3,775
General and administrative	12,394	15,077	12,341	15,480	21,218	11,479	10,585	17,515
Depreciation and amortization	1,607	1,386	1,381	1,130	964	784	678	667
Total operating expenses	26,725	34,482	47,256	52,855	56,165	33,060	23,423	31,799
Loss from operations	(29,045)	(32,448)	(50,506)	(53,243)	(60,703)	(33,646)	(23,355)	(31,783)
Other income (expense), net
Change in fair value of derivative liabilities	—	—	—	—	—	—	(8,991)	(3,521)
Change in fair value of warrant liability	203	389	2,699	6,267	7,813	1,067	(4,795)	—
Change in fair value of trading securities	—	(1,960)	(2,500)	1,000	50	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	(1,469)	—
Interest expense, net	(159)	(702)	(1,263)	(837)	(815)	(769)	(2,864)	(3,313)
Other income (expense), net	(33)	(78)	(29)	(2)	6	(89)	23	61
Total other income (expense), net(b)	11	(2,351)	(1,093)	6,428	7,054	209	(18,096)	(6,773)
Loss before income taxes	(29,034)	(34,799)	(51,599)	(46,815)	(53,649)	(33,437)	(41,451)	(38,556)
Provision for income taxes	45	10	17	17	6	13	34	—
Net loss	$(29,079)	$(34,809)	$(51,616)	$(46,832)	$(53,655)	$(33,450)	$(41,485)	$(38,556)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	855	257	(281)	(1,618)	(617)	(60)	—	—
Foreign currency translation adjustment	(10)	12	(1)	2	(2)	(1)	2	(7)
Comprehensive loss	$(28,234)	$(34,540)	$(51,898)	$(48,448)	$(54,274)	$(33,511)	$(41,483)	$(38,563)
Net loss per common share:
Basic and diluted net loss per common share	$(0.20)	$(0.24)	$(0.36)	$(0.33)	$(0.38)	$(0.24)	$(0.81)	$(3.69)
Weighted average shares outstanding:
Basic and diluted	144,609,513	144,590,030	143,253,837	141,970,190	141,487,120	140,675,490	51,256,111	10,438,778

(a)Exclusive of depreciation and amortization shown in operating expenses below.

Comparison of three months ended December 31, 2022 and December 31, 2021

	Three months ended December 31,
(in thousands, except share and per share data)	2022	2021	$ Change	% Change
		(restated)
Revenue
Hardware	$6,507	$5,505	$1,002	18.2%
Software	3,675	2,333	1,342	57.5%
Installation services	548	1,206	(658)	(54.6)%
Total revenue	10,730	9,044	1,686	18.6%
Cost of revenue(a)
Hardware	11,942	11,013	929	8.4%
Software	438	243	195	80.2%
Installation services	670	2,326	(1,656)	(71.2)%
Total cost of revenue	13,050	13,582	(532)	(3.9)%
Operating expenses
Research and development	8,410	17,600	(9,190)	(52.2)%
Sales and marketing	4,314	16,383	(12,069)	(73.7)%
General and administrative	12,394	21,218	(8,824)	(41.6)%
Depreciation and amortization	1,607	964	643	66.7%
Total operating expenses	26,725	56,165	(29,440)	(52.4)%
Loss from operations	(29,045)	(60,703)	31,658	(52.2)%
Other income (expense), net
Change in fair value of warrant liability	203	7,813	(7,610)	(97.4)%
Change in fair value of trading securities	—	50	(50)	(100.0)%
Interest expense, net	(159)	(815)	656	(80.5)%
Other income (expense), net	(33)	6	(39)	N.M.
Total other income (expense), net	11	7,054	(7,043)	(99.8)%
Loss before income taxes	(29,034)	(53,649)	24,615	(45.9)%
Provision for income taxes	45	6	39	N.M.
Net loss	$(29,079)	$(53,655)	24,576	(45.8)%
Other comprehensive loss
Unrealized loss on available-for-sale securities	855	(617)	1,472	N.M.
Foreign currency translation adjustment	(10)	(2)	(8)	N.M.
Comprehensive loss	$(28,234)	$(54,274)	$26,040	(48.0)%
Net Loss per common share:
Basic and diluted net loss per common share	$(0.20)	$(0.38)	$0.18	(47.4)%
Weighted average shares outstanding:
Basic and diluted	144,609,513	141,487,120

(a)Exclusive of depreciation and amortization shown in operating expenses below.

Revenue
Revenue increased by $1.7 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase was driven by $1.3 million increase in software revenue and $1.0 million increase in hardware revenue, partially offset by a $0.7 million decrease in installation services revenue. Increased software revenue reflects an increase in building software access provided to customers. The decrease in installation services revenue results from a strategic shift to only providing installation services for our largest customers in the fourth quarter of 2022.
Cost of Revenue
Cost of revenue decreased by $0.5 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Cost of hardware revenue increased by $0.9 million, driven by (i) a $1.6 million reserve for non-cancellable purchase commitments and (ii) a $3.3 million reserve for excess and obsolete inventory. The cost of hardware revenue also reflects fewer spot buy purchases resulting from the relief of global supply chain challenges that occurred in 2021, as described above. The decrease of $1.7 million in cost of installation services revenue reflects decreased facilitation of installation services as a result of our strategic shift to only provide installation services for our largest customers.
Research and Development Expenses
Research and development expenses decreased by $9.2 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily related to the 2022 RIFs which resulted in (i) a $7.3 million decrease in personnel-related expenses, comprised of $6.5 million decrease in compensation expenses and $0.8 million decrease in stock-based compensation; (ii) a $1.0 million decrease in product development costs; and (iii) a $0.6 million decrease in outsourced engineering fees.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $12.1 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily due to: (i) $8.2 million decrease in personnel-related expenses, comprised of $7.1 million decrease in compensation expenses and $1.1 million decrease in stock-based compensation expenses resulting from the 2022 RIFs; (ii) $2.1 million decrease in marketing expense; (iii) $0.6 million decrease in travel expenses; (iv) $0.5 million decrease in professional fees related to digital marketing placement initiatives implemented in the three months ended December 31, 2021 and (v) $0.3 million decrease in software license expense.
General and Administrative Expenses
General and administrative expenses decreased by $8.8 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily due to: (i) $5.5 million net decrease in professional and consulting fees, which in 2021 reflected the occurrence of the Business Combination and in 2022 reflected professional fees associated with the Investigation and Restatement; (ii) $2.5 million decrease in personnel-related expenses, comprised of $2.2 million decrease in compensation expenses and $0.3 million decrease in stock-based compensation expenses resulting from the RIFs and (iii) $0.4 million decrease in recruiting fees. These decreases were partially offset by $0.1 million increase in bad debt expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.6 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income (expense), net decreased by $7.0 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to a smaller decrease in the price of our common stock during the three months ended June 30, 2022 than during the three months ended June 30, 2021, which resulted in a $7.6 million increase in the fair value of the Private Placement Warrants liability during these periods. This was partially offset by a $0.7 million increase in interest income related to higher interest rates.

Comparison of three months ended September 30, 2022 and September 30, 2021

	Three months ended September 30,
(in thousands, except share and per share data)	2022	2021	$ Change	% Change
		(restated)

Revenue
Hardware	$4,027	$4,312	$(285)	(6.6)%
Software	3,403	1,965	1,438	73.2%
Installation services	1,409	573	836	145.9%
Total revenue	8,839	6,850	1,989	29.0%
Cost of revenue(a)
Hardware	4,739	6,377	(1,638)	(25.7)%
Software	462	202	260	128.7%
Installation services	1,604	857	747	87.2%
Total cost of revenue	6,805	7,436	(631)	(8.5)%
Operating expenses
Research and development	10,991	11,689	(698)	(6.0)%
Sales and marketing	7,028	9,108	(2,080)	(22.8)%
General and administrative	15,077	11,479	3,598	31.3%
Depreciation and amortization	1,386	784	602	76.8%
Total operating expenses	34,482	33,060	1,422	4.3%
Loss from operations	(32,448)	(33,646)	1,198	(3.6)%
Other income (expense), net
Change in fair value of warrant liability	389	1,067	(678)	(63.5)%
Change in fair value of trading securities	(1,960)	—	(1,960)	N.M.
Interest expense, net	(702)	(769)	67	(8.7)%
Other expense, net	(78)	(89)	11	(12.4)%
Total other income (expense), net	(2,351)	209	(2,560)	N.M.
Loss before income taxes	(34,799)	(33,437)	(1,362)	4.1%
Provision for income taxes	10	13	(3)	(23.1)%
Net loss	$(34,809)	$(33,450)	(1,359)	4.1%
Other comprehensive loss
Unrealized loss on available-for-sale securities	257	(60)	317	N.M.
Foreign currency translation adjustment	12	(1)	13	N.M.
Comprehensive loss	$(34,540)	$(33,511)	$(1,029)	3.1%
Net loss per common share:
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$—	—%
Weighted average shares outstanding:
Basic and diluted	144,590,030	140,675,490

(a)Exclusive of depreciation and amortization shown in operating expenses below.
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
Cost of Revenue
Cost of revenue decreased by $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Cost of hardware revenue decreased by $1.6 million, driven by (i) $0.6 million reserve for non-cancellable purchase commitments; (ii) $0.1 million reserve for excess and obsolete inventory and (iii) increased hardware deliveries recognized, partially offset by $0.8 million decrease in hardware inventory costs due to the improvement of global supply chain challenges that had occurred in 2021, as described above. This was partially offset by $0.7 million increase in installation services revenue and $0.3 million increase in cost of software revenue. The increases in cost of software and installation services revenue are attributable to the increased growth of those offerings.
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
Sales and Marketing Expenses
Sales and marketing expenses decreased by $2.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to: (i) $3.7 million decrease in personnel-related expenses, comprised of $3.5 million decrease in compensation expenses and $0.2 million decrease in stock-based compensation resulting from the 2022 RIFs, and (ii) $0.3 million decrease in travel expenses. These decreases were partially offset by: (i) restructuring costs of $0.9 million in 2022 related to the August RIF; (ii) $0.5 million increase in software license expense; (iii) $0.5 million increase in professional fees related to outsourced brand and website refresh initiatives and (iv) $0.2 million increase in marketing expense.
General and Administrative Expenses
General and administrative expenses increased by $3.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to: (i) $4.5 million increase in professional fees primarily related to the Investigation and litigation reserves, partially offset by a reduction in fees incurred related to the Business Combination in 2021; (ii) restructuring costs of $0.6 million related to the August RIF and (iii) $0.1 million increase in taxes and license fees. These increases were partially offset by (i) $1.6 million decrease in personnel-related expenses, comprised of (a) $1.3 million decrease in compensation expense and (b) $0.3 million decrease in stock-based compensation resulting from the 2022 RIFs; (ii) $0.1 million decrease in bad debt expense and (iii) $0.3 million decrease in recruiting expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income (expense), net decreased by $2.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to: (i) $2.0 million unfavorable change in fair value of the trading securities and (ii) a smaller decrease in the price of our common stock during the three months ended June 30, 2022 than during the three months ended September 30, 2021, which resulted in a $0.7 million increase in the fair value of the Private Placement Warrants liability during these periods.

Comparison of nine months ended September 30, 2022 and September 30, 2021

	Nine months ended September 30,
(in thousands, except share and per share data)	2022	2021	$ Change	% Change
		(restated)
Revenue
Hardware	$18,025	$12,757	$5,268	41.3%
Software	9,349	5,069	4,280	84.4%
Installation services	4,851	743	4,108	552.9%
Total revenue	32,225	18,569	13,656	73.5%
Cost of revenue(a)
Hardware	27,591	17,202	10,389	60.4%
Software	1,123	510	613	120.2%
Installation services	5,115	1,359	3,756	276.4%
Total cost of revenue	33,829	19,071	14,758	77.4%
Operating expenses
Research and development	46,523	28,594	17,929	62.7%
Sales and marketing	41,275	17,980	23,295	129.6%
General and administrative	42,898	39,579	3,319	8.4%
Depreciation and amortization	3,897	2,129	1,768	83.0%
Total operating expenses	134,593	88,282	46,311	52.5%
Loss from operations	(136,197)	(88,784)	(47,413)	53.4%
Other income (expense), net
Change in fair value of derivative liabilities	—	(12,512)	12,512	(100.0)%
Change in fair value of warrant liability	9,355	(3,728)	13,083	N.M.
Change in fair value of trading securities	(3,460)	—	(3,460)	N.M.
Loss on extinguishment of debt	—	(1,469)	1,469	(100.0)%
Interest expense, net	(2,802)	(6,946)	4,144	(59.7)%
Other expense, net	(109)	(5)	(104)	N.M.
Total other income (expense), net	2,984	(24,660)	27,644	112.1%
Loss before income taxes	(133,213)	(113,444)	(19,769)	17.4%
Provision for income taxes	44	47	(3)	(6.4)%
Net loss	$(133,257)	$(113,491)	(19,766)	17.4%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(1,642)	(60)	(1,582)	N.M.
Foreign currency translation adjustment	13	(6)	19	N.M.
Comprehensive loss	$(134,886)	$(113,557)	$(21,329)	18.8%
Net loss per common share:
Basic and diluted net loss per common share	$(0.93)	$(1.67)	$0.74	(44.3)%
Weighted average shares outstanding:
Basic and diluted	143,280,949	67,933,833

(a)Exclusive of depreciation and amortization shown in operating expenses below.
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
Cost of Revenue
Cost of revenue increased by $14.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Cost of hardware revenue increased by $10.4 million, driven by (i) a $4.6 million reserve for non-cancellable purchase commitments and (ii) a $4.2 million increase in cost of hardware revenue driven by increased hardware sales. The increase was also a result of a $3.8 million increase in cost of installation services revenue, which reflects increased facilitation of installations.
Research and Development Expenses
Research and development expenses increased by $17.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to: (i) $13.8 million increase in personnel-related expenses, comprised of $10.6 million of increased compensation expenses and $3.3 million of increased stock-based compensation due to increased headcount to invest in expanding the functionality of the Latch Platform, partially offset by the impact of the 2022 RIFs; (ii) restructuring costs of $2.4 million in 2022 resulting from the 2022 RIFs and (iii) $1.5 million increase in software license expense.
Sales and Marketing Expenses
Sales and marketing expenses increased by $23.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to: (i) $11.9 million increase in personnel-related expenses, comprised of $8.4 million of increased compensation expense and $3.6 million of increased stock-based compensation related to expansion of our sales force and demand generation team, partially offset by the 2022 RIFs; (ii) restructuring costs of $5.3 million in 2022 resulting from the 2022 RIFs; (iii) $2.4 million increase in marketing expense; (iv) $1.9 million increase in software license expense; (v) $1.3 million increase in professional fees related to outsourced brand and website refresh initiatives and (vi) $0.8 million increase in travel expenses.
General and Administrative Expenses
General and administrative expenses increased by $3.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to: (i) $1.8 million increase in public company insurance expense; (ii) restructuring costs of $1.1 million in 2022 resulting from the 2022 RIFs; (iii) $0.7 million net increase in professional fees; (iv) $0.3 million increase in bad debt; (v) $0.2 million increase in travel expenses and (iv) $0.2 million increase in taxes and license fees. These increases were partially offset by $0.8 million decrease in recruiting fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $1.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net

Total other income (expense), net increased by $27.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to: (i) a greater decrease in the price of our common stock during the nine months ended September 30, 2022 than during the nine months ended September 30, 2021; decreases in the price of our common stock resulted in a $13.1 million period-over-period decrease in the fair value of the Private Placement Warrants liability; (ii) $12.5 million favorable change related to the extinguishment of derivatives in June 2021 as part of the Business Combination; (iii) $1.5 million favorable change of extinguishment of debt due to the extinguishment of debt in June 2021 as part of the Business Combination and (iv) $4.1 million decrease in interest expense driven by the conversion of the Convertible Notes to common stock, partially offset by an increase in interest expense associated with software sales with upfront payments. These increases were partially offset by a $3.5 million unfavorable change in the fair value of trading securities driven by increasing interest rates.

Comparison of three months ended June 30, 2022 and June 30, 2021

	Three months ended June 30,
(in thousands, except share and per share data)	2022	2021	$ Change	% Change
		(restated)

Revenue
Hardware	$4,710	$4,948	$(238)	(4.8)%
Software	3,239	1,627	1,612	99.1%
Installation services	1,881	170	1,711	1006.5%
Total revenue	9,830	6,745	3,085	45.7%
Cost of revenue(a)
Hardware	11,003	6,001	5,002	83.4%
Software	334	174	160	92.0%
Installation services	1,743	502	1,241	247.2%
Total cost of revenue	13,080	6,677	6,403	95.9%
Operating expenses
Research and development	16,710	7,063	9,647	136.6%
Sales and marketing	16,824	5,097	11,727	230.1%
General and administrative	12,341	10,585	1,756	16.6%
Depreciation and amortization	1,381	678	703	103.7%
Total operating expenses	47,256	23,423	23,833	101.8%
Loss from operations	(50,506)	(23,355)	(27,151)	116.3%
Other expense, net
Change in fair value of derivative liabilities	—	(8,991)	8,991	(100.0)%
Change in fair value of warrant liability	2,699	(4,795)	7,494	156.3%
Change in fair value of trading securities	(2,500)	—	(2,500)	N.M.
Loss on extinguishment of debt	—	(1,469)	1,469	(100.0)%
Interest expense, net	(1,263)	(2,864)	1,601	(55.9)%
Other income (expense), net	(29)	23	(52)	N.M.
Total other expense, net	(1,093)	(18,096)	17,003	(94.0)%
Loss before income taxes	(51,599)	(41,451)	(10,148)	24.5%
Provision for income taxes	17	34	(17)	(50.0)%
Net loss	$(51,616)	$(41,485)	(10,131)	24.4%
Other comprehensive loss
Unrealized loss on available-for-sale securities	(281)	—	(281)	N.M.
Foreign currency translation adjustment	(1)	2	(3)	(150.0)%
Comprehensive loss	$(51,898)	$(41,483)	$(10,415)	25.1%
Net loss per common share:
Basic and diluted net loss per common share	$(0.36)	$(0.81)	$0.45	(55.6)%
Weighted average shares outstanding:
Basic and diluted	143,253,837	51,256,111

(a)Exclusive of depreciation and amortization shown in operating expenses below.
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

Total Other Expense, net
Total other expense, net increased by $17.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to: (i) a $9.0 million favorable change in other income related to the extinguishment of derivatives in June 2021 as part of the Business Combination; (ii) a greater decrease in the price of our common stock during the three months ended June 30, 2022 than during the three months ended June 30, 2021; decreases in the price of our common stock resulted in a $7.5 million decrease in the fair value of the Private Placement Warrants liability during these periods; (iii) a $1.5 million favorable change on the extinguishment of debt due to the extinguishment of debt in June 2021 as part of the Business Combination and (iv) a $1.6 million decrease in interest expense primarily related to the conversion of the Convertible Notes and the repayment of the term loan in June 2021 as part of the Business Combination. These increases were partially offset by a $2.5 million unfavorable change in fair value of trading securities driven by increasing interest rates.

Comparison of six months ended June 30, 2022 and June 30, 2021

	Six months ended June 30,
(in thousands, except share and per share data)	2022	2021	$ Change	% Change
		(restated)

Revenue
Hardware	$13,998	$8,445	$5,553	65.8%
Software	5,946	3,104	2,842	91.6%
Installation services	3,442	170	3,272	1924.7%
Total revenue	23,386	11,719	11,667	99.6%
Cost of revenue(a)
Hardware	22,852	10,825	12,027	111.1%
Software	661	308	353	114.6%
Installation services	3,511	502	3,009	599.4%
Total cost of revenue	27,024	11,635	15,389	132.3%
Operating expenses
Research and development	35,532	16,905	18,627	110.2%
Sales and marketing	34,247	8,872	25,375	N.M.
General and administrative	27,820	28,100	(280)	(1.0)%
Depreciation and amortization	2,511	1,345	1,166	86.7%
Total operating expenses	100,110	55,222	44,888	81.3%
Loss from operations	(103,748)	(55,138)	(48,610)	88.2%
Other income (expense), net
Change in fair value of derivative liabilities	—	(12,512)	12,512	(100.0)%
Change in fair value of warrant liability	8,966	(4,795)	13,761	N.M.
Change in fair value of trading securities	(1,500)	—	(1,500)	N.M.
Loss on extinguishment of debt	—	(1,469)	1,469	(100.0)%
Interest expense, net	(2,101)	(6,177)	4,076	(66.0)%
Other income (expense), net	(31)	84	(115)	(136.9)%
Total other income (expense), net	5,334	(24,869)	30,203	121.4%
Loss before income taxes	(98,414)	(80,007)	(18,407)	23.0%
Provision for income taxes	34	34	—	—%
Net loss	$(98,448)	$(80,041)	(18,407)	23.0%
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1,899)	—	(1,899)	N.M.
Foreign currency translation adjustment	1	(5)	6	120.0%
Comprehensive loss	$(100,346)	$(80,046)	$(20,300)	25.4%
Net loss per common share:
Basic and diluted net loss per common share	$(0.69)	$(2.59)	$1.90	(73.4)%
Weighted average shares outstanding:
Basic and diluted	142,615,560	30,960,173

(a)Exclusive of depreciation and amortization shown in operating expenses below.
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
Cost of Revenue
Cost of revenue increased by $15.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was driven by a $12.0 million increase in cost of hardware revenue and $3.0 million increase in cost of installation services revenue. The increase in cost of hardware revenue was driven by (i) a $3.6 million reserve for non-cancellable purchase commitments and (ii) an increase in cost of hardware revenue driven by increased hardware installation. The increase in cost of installation services revenue reflects increased facilitation of installations.
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

Total Other Income (Expense), Net
Total other income (expense), net increased by $30.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to: (i) a greater decrease in the price of our common stock during the six months ended June 30, 2022 than during the six months ended June 30, 2021; decreases in the price of our common stock resulted in a $13.8 million decrease in the fair value of the Private Placement Warrants liability during these periods; (ii) a $12.5 million favorable change in other income related to the extinguishment of derivatives in June 2021 as part of the Business Combination; (iii) a $4.1 million decrease in interest expense primarily related to the conversion of the Convertible Notes and the repayment of the term loan in June 2021 as part of the Business Combination and (iv) a $1.5 million favorable change on the extinguishment of debt due to the extinguishment of debt in June 2021 as part of the Business Combination. These increases were partially offset by a $1.5 million unfavorable change in fair value of trading securities driven by increasing interest rates.

Comparison of three months ended March 31, 2022 and March 31, 2021

	Three months ended March 31,
(in thousands, except share and per share data)	2022	2021	$ Change	% Change
	(restated)	(restated)

Revenue
Hardware	$9,288	$3,497	$5,791	165.6%
Software	2,707	1,477	1,230	83.3%
Installation services	1,561	—	1,561	N.M.
Total revenue	13,556	4,974	8,582	172.5%
Cost of revenue(a)
Hardware	11,849	4,824	7,025	145.6%
Software	327	134	193	144.0%
Installation services	1,768	—	1,768	N.M.
Total cost of revenue	13,944	4,958	8,986	181.2%
Operating expenses
Research and development	18,822	9,842	8,980	91.2%
Sales and marketing	17,423	3,775	13,648	361.5%
General and administrative	15,480	17,515	(2,035)	(11.6)%
Depreciation and amortization	1,130	667	463	69.4%
Total operating expenses	52,855	31,799	21,056	66.2%
Loss from operations	(53,243)	(31,783)	(21,460)	67.5%
Other income (expense), net
Change in fair value of derivative liabilities	—	(3,521)	3,521	(100.0)%
Change in fair value of warrant liability	6,267	—	6,267	N.M.
Change in fair value of trading securities	1,000	—	1,000	N.M.
Interest (expense), net	(837)	(3,313)	2,476	(74.7)%
Other income (expense), net	(2)	61	(63)	(103.3)%
Total other income (expense), net	6,428	(6,773)	13,201	N.M.
Loss before income taxes	(46,815)	(38,556)	(8,259)	21.4%
Provision for income taxes	17	—	17	N.M.
Net loss	$(46,832)	$(38,556)	(8,276)	21.5%
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1,618)	—	(1,618)	N.M.
Foreign currency translation adjustment	2	(7)	9	128.6%
Comprehensive loss	$(48,448)	$(38,563)	$(9,885)	25.6%
Net loss per common share:
Basic and diluted net loss per common share	$(0.33)	$(3.69)	$3.36	(91.1)%
Weighted average shares outstanding:
Basic and diluted	141,970,190	10,438,778

(a)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $8.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by a $5.8 million increase in hardware revenue, $1.6 million increase in installation services revenue and $1.2 million increase in software revenue. Increased hardware revenue was primarily driven by increased hardware deliveries recognized. Increased software revenue reflects an increase in building software access provided to customers. The growth in installation services revenues reflects a new offering released in the quarter ended June 30, 2021.
Cost of Revenue
Cost of revenue increased by $9.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily a result of the increases in cost of hardware revenue of $7.0 million and cost of installation services revenue of $1.8 million. The increase in cost of hardware revenue was driven by an increase in cost of hardware revenue driven by increased hardware installation. The increase in cost of installation services revenue reflects increased facilitation of installations.
Research and Development Expenses
Research and development expenses increased by $9.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to: (i) $7.7 million increase in personnel-related expenses comprised of $7.1 million of increased compensation expenses and $0.7 million of increased stock-based compensation; (ii) $0.5 million increase in development costs related to new product development and (iii) $0.5 million increase in software license expense.
Sales and Marketing Expenses
Sales and marketing expenses increased by $13.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to: (i) $10.6 million increase in personnel-related expenses comprised of $8.2 million of increased compensation expenses and $2.4 million of increased stock-based compensation due to expansion of our sales force and demand generation team; (ii) $1.3 million increase in marketing expense; (iii) $0.7 million increase in software license expense; (iv) $0.7 million increase in travel expenses and (v) $0.4 million increase in professional fees related to outsourced brand and website refresh initiatives.
General and Administrative Expenses
General and administrative expenses decreased by $2.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to $5.6 million decrease in stock-based compensation as a result of a non-recurring stock-based compensation charge incurred in the first quarter of 2021 in connection with the sale of shares to investors by certain Company employees and non-employee service providers. This decrease was partially offset by: (i) $2.6 million increase in compensation expenses driven by increased headcount related to public company operational requirements and (ii) $0.1 million increase in taxes and license fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income (expense), net increased by $13.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to: (i) a greater decrease in the price of our common stock during the three months ended March 31, 2022 than during the three months ended March 31, 2021, which resulted in a $6.3 million decrease in the fair value of the Private Placement Warrants liability during these periods; (ii) $3.5 million favorable change in the fair value of the derivative liability due to the extinguishment of derivatives in June 2021 as part of the Business Combination; (iii) $2.5 million decrease in interest expense primarily related to the conversion of the Convertible Notes and the repayment of the term loan in June 2021 as part of the Business Combination and (iv) a $1.0 million favorable change in fair value of trading securities driven by decreasing interest rates.

Liquidity and Capital Resources
We have incurred losses since our inception. Prior to the Closing of the Business Combination, our operations were financed primarily through net proceeds from the issuance of our redeemable convertible preferred stock and Convertible Notes, as well as borrowings under our term loan. We received approximately $448.0 million in cash proceeds, net of fees and expenses funded in connection with the Closing, which included approximately $192.6 million from the sale of approximately 19.3 million newly-issued shares of common stock in connection with the Business Combination. See Note 1. Description of Business, in Part II, Item 8. “Financial Statements.”
As of December 31, 2022 and September 30, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $234.9 million, and $91.4 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
Historically, our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development as well as component inventory purchases from our contract manufacturers. To better align staffing and expense levels with sales volumes and the macroeconomic environment and create operating efficiencies, we incurred $8.6 million in restructuring costs during the year ended December 31, 2022 resulting from the 2022 RIFs (excluding the impact of stock-based compensation). In 2023, we conducted the July 2023 RIF in order to further streamline our business operations, reduce costs and complexities in the business and create additional operating efficiencies.
Beginning in the second quarter of 2022 and continuing through 2024, we incurred, and may continue to incur, significant professional fees primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and our Financial Statement Review. Additionally, we have incurred significant costs in connection with various pending litigation. See Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.
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
We contract with third parties to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a demand plan. During the year ended December 31, 2022, we materially reduced our original demand plan and started engaging in discussions with our contract manufacturers regarding our obligation to purchase the inventory based on our original demand plan. In 2022, we purchased and received excess inventory for certain products based on our original demand plan. Additionally, as a result of these discussions, we agreed to prepay certain contract manufacturers approximately $12.3 million for material and component obligations. As of December 31, 2023, we had prepaid approximately $11.7 million of such obligations, resulting in a net purchase obligation of $0.6 million. We may not be able to utilize such prepayments and inventory in the foreseeable future.
Our future capital requirements will depend on many factors, including our business plans, our levels of revenue, the expansion of sales and marketing activities, market acceptance of our products, the results of business initiatives, the timing of new product introductions and overall economic conditions.
Based on our current business plan, we expect to be able to use our current cash and cash equivalents and available-for-sale securities to fund our operational cash requirements for at least one year from the date of this Form 10-K.
Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 10. Leases, Note 11. Debt and Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.”

Indebtedness
Revolving Credit Facility
On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility described in Note 11. Debt, in Part II, Item 8. “Financial Statements.” The revolving credit facility, which was subsequently amended in May 2022, had a credit limit of $6.0 million with no stated maturity date. Installment plan agreements were executed for each financing request, which included the interest rate. The revolving credit facility had no financial or other covenants. As of December 31, 2022, no amount was outstanding under the revolving credit facility, which the Company cancelled in January 2023.

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
Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
		(restated)	(restated)

Net cash used in operating activities	$(135,239)	$(106,522)	$(54,261)
Net cash provided by (used in) investing activities	126,356	(277,013)	(4,849)
Net cash (used in) provided by financing activities	(6,039)	447,794	65,408
Effect of exchange rates on cash	(32)	(6)	13
Net change in cash and cash equivalents	$(14,954)	$64,253	$6,311
Cash flows for the year ended December 31, 2022 compared to December 31, 2021
Operating Activities. Net cash used in operating activities in 2022 increased by $28.7 million compared to 2021 primarily related to a $19.4 million reduction of accrued expenses and accounts payable during the year ended December 31, 2022, a change in the fair value of derivatives and warrants of $18.0 million, an increase in inventory, net of $6.2 million, and an increase in provisions of non-cancellable purchase commitments and excess and obsolete inventory of $3.3 million. These uses of cash were partially offset by an increase in accounts receivable of $14.9 million and a decrease in net loss of $4.8 million.
Investing Activities. Net cash provided by investing activities was $126.4 million for the year ended December 31, 2022, compared to net cash used in investing activities of $277.0 million for the year ended December 31, 2021. The net change of $403.4 million was primarily due to an increase in sales and maturities of available-for-sale and trading securities of $209.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 and a decrease in purchases of available-for-sale securities of $189.1 million.
Financing Activities. In the year ended December 31, 2022, net cash provided by financing activities decreased by $453.8 million. In the year ended December 31, 2021, we received $447.9 million in net proceeds from the Business Combination.
Cash flows for the year ended December 31, 2021 compared to December 31, 2020
Operating Activities. Net cash used in operating activities in 2021 increased by $52.3 million compared to 2020, primarily related to a $99.7 million increase in net loss, an increase in accounts receivable of $10.9 million, and an increase in inventory, net of $7.8 million. These uses of cash were partially offset by an increase in stock-based compensation of $27.5 million, an increase in accrued expenses of $15.0 million, a change in the fair value of derivatives of $11.6 million and an increase in deferred revenue of $7.8 million.
Investing Activities. Net cash used in investing activities increased by $272.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to purchases, net of proceeds from sales and maturities, of available-for-sale securities of $264.6 million following the Business Combination.
Financing Activities. In the year ended December 31, 2021, net cash provided by financing activities increased by $382.4 million. In the year ended December 31, 2021, we received net proceeds of $447.9 million from the Business Combination. In the year ended December 31, 2020, we received net proceeds of $50.0 million from the issuance of promissory notes and $10.3 million from the issuance of preferred stock, net of issuance costs.

The following table sets forth a summary of our cash flows for three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(restated)	(restated)

Net cash used in operating activities	$(43,699)	$(14,613)
Net cash provided by (used in) investing activities	12,063	(1,563)
Net cash (used in) provided by financing activities	(2,179)	2,986
Effect of exchange rates on cash	(8)	(9)
Net change in cash and cash equivalents	$(33,823)	$(13,199)
Operating Activities. Net cash used in operating activities in 2022 increased by $29.1 million for the three months ended March 31, 2022 compared to 2021, primarily related to an $8.3 million increase in net loss, a change in the fair value of warrant liability of $6.3 million, an increase of $5.7 million in inventory, net, a change in the fair value of a derivative of $3.5 million, an increase of accounts receivable of $3.5 million, an increase in accounts payable of $2.5 million, a decrease in stock-based compensation of $2.3 million, a change in the fair value of trading securities of $1.0 million and a $1.0 million decrease in non-cash interest expense. These uses of cash were partially offset by a decrease in prepaid expenses and other current assets of $3.1 million and a $2.0 million increase in deferred revenue.
Investing Activities. Net cash provided by investing activities increased by $13.6 million to $12.1 million for the three months ended March 31, 2022 from net cash used in investing activities of $1.6 million for the three months ended March 31, 2021, primarily due to proceeds from the sales or maturities of available-for-sale securities, partially offset by higher capitalization of internally developed software costs reflecting increased headcount as well as incremental new functionality being added to the Latch Platform for future product releases.
Financing Activities. In the year three months ended March 31, 2022, net cash provided by financing activities decreased by $5.2 million as a result of a $1.1 million net repayment of our revolving credit facility and a $1.3 million payment for tax withholding on net settlements of RSUs, partially offset by $0.2 million received upon the issuance of common stock in connection with exercises of stock options. In the three months ended March 31, 2021, net cash provided by financing activities consisted primarily of $2.9 million received upon the issuance of common stock in connection with exercises of stock options.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2022 or 2021 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Policies and Estimates
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements. We base these estimates and judgments on historical experience, projected future cash flows and various other factors that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. See Note 3. Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements.”

Revenue Recognition
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identify contracts with customers; (ii) identify performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) the Company satisfies each performance obligation.
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC 606 and its related amendments (collectively known as ASC 606, Revenue from Contracts with Customers). Revenues are recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company currently generates its revenues from three primary sources: (1) sales of hardware devices, (2) access to our software provided to customers as a service and (3) installation services related to the hardware devices.
Performance Obligations
The Company enters into contracts that contain multiple distinct performance obligations: hardware, software and installation services. The hardware performance obligation includes the delivery of hardware, the software performance obligation allows the customer access to the software during the contracted-use term when the promised service is transferred to the customer and the installation services obligation includes the delivery of activation and installation of the hardware. The Company has determined that the hardware, software and installation services are individual distinct performance obligations because they can be, and generally are, sold by the Company on a standalone basis, and because other vendors sell similar technologies and services on a standalone basis.
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
Hardware Revenue. We generate hardware revenue primarily from the sale of our portfolio of devices for our smart access and smart apartment solutions. We sell hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through our channel partners, who act as intermediaries, installers and wholesalers. We recognize hardware revenue when control is transferred to the customer.
The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices.
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
Software Revenue. We generate software revenue primarily through the license of our SaaS to customers over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the optional features selected by customers as well as the term length. SaaS arrangements generally have term lengths of two, five or ten years and generally include a fixed fee paid in advance, annually or monthly. As a result of significant discounts historically provided to our customers on the longer-term software contracts paid in advance, we have determined that there is a significant financing component related to the time value of money and have therefore broken out the interest component and recorded as a component of interest income (expense), net on the Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction.
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
Installation Services Revenue. We generate revenue by facilitating hardware installation and activation services to select customers. These installation services are recognized over time on a percentage of completion basis.
Stock-Based Compensation
We generally compensate our executive officers, Board, employees and certain consultants with stock-based compensation under our stock incentive plans as described in Note 15. Stock-Based Compensation, in Part II, Item 8. “Financial Statements” We record stock-based compensation expense based upon the award’s grant date fair value. We estimate the fair value of stock options granted on the date of grant using the Black-Scholes-Merton option-pricing model, which requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield.
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
We do not expect any material changes in the near term to the underlying assumptions used to calculate stock-based compensation expense. However, if material changes in these assumptions occur, they could have a material impact on our stock-based compensation expense.
Inventory Valuation
We regularly monitor inventory quantities on hand and in transit and reserve for excess and obsolete inventories using estimates based on historical and projected sales trends, specific categories of inventory and age of on-hand inventory. Inventories are presented net of reserves for excess and obsolete inventory. If actual conditions or product demands are less favorable than our assumptions, additional inventory reserves may be required. As of December 31, 2022, net inventories exceeding one year of historical sales trends are classified as other non-current assets on the Consolidated Balance Sheet. See Note 3. Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements” for more information.

We also review our inventory to ensure that its carrying value does not exceed its net realizable value (“NRV”), with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal and transportation. When our expectations indicate that the carrying value of inventory may exceed its NRV, we calculate the approximate amount by which carrying value exceeds NRV and record additional cost of revenue for the difference. Once a write-off occurs, a new, lower cost basis is established. Should our estimates used in these calculations change in the future, such as estimated selling prices or disposal costs, additional write-downs may occur.
Internally-Developed Software
Latch capitalizes certain development costs incurred in connection with its internally developed software. These capitalized costs primarily pertain to software hosted by the company and accessed by customers through mobile or web applications on a subscription basis, as well as firmware (such as programs embedded into hardware devices). Costs during the initial development stages are expensed as they occur. Once an application reaches the development stage, both internal and external costs are capitalized if they are direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization stops upon completion of all significant testing. Additionally, the company capitalizes costs associated with specific software upgrades and enhancements when the expenditures result in additional features and functionality. Once in service, internally developed software assets are assessed for recoverability and impairment whenever events or circumstances suggest their carrying amount may not be recoverable. Any impairment, as identified, is calculated as the difference between the asset’s carrying amount and its estimated fair value, using acceptable valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as circumstances require.
Recent Accounting Pronouncements
See Note 3. Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements” for information about recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	103
Consolidated Balance Sheets as of December 31, 2022 and 2021	108
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020	109
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022, 2021 and 2020	110
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	112
Notes to Consolidated Financial Statements	114

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Latch, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Latch, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021 (restated), the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for the periods ended December 31, 2022, 2021 (restated), and 2020 (restated), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 (restated), and the results of its operations and its cash flows for the periods ended December 31, 2022, 2021 (restated), and 2020 (restated), in conformity with accounting principles generally accepted in the United States of America.
Restatement of Prior Period Financial Statements
As discussed in Note 2 to the financial statements, the accompanying 2021 and 2020 financial statements have been restated to correct certain misstatements.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognized for hardware sold through channel partners, and the related accounts receivable, hardware inventory and cost of revenue, allowance for doubtful accounts, and the reserves for returns — Refer to Notes 2, 3, and 6 to the financial statements
Critical Audit Matter Description
The Company generates hardware revenue primarily from the sale of its portfolio of devices. The Company sells hardware to customers, which include real estate developers, builders, building owners, and property managers, directly or through its channel partners, who act as intermediaries, installers, or wholesalers. Hardware shipped to channel partners is considered channel inventory until there is evidence control has passed to the customer. The Company recognizes hardware revenue when there is evidence a contract exists and control has been transferred to the customer.
The Company also provides customers a right of return for nondefective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience.
The Company recognizes an accounts receivable allowance based on estimates of expected credit losses. Accounts receivable is stated net of allowance for doubtful accounts and reserve for returns.
We identified revenue recognition for hardware sold through channel partners, and the related accounts receivable, hardware inventory, and cost of revenue, as a critical audit matter because of the judgments necessary for management to determine when a contract exists and when control has transferred to the customer. We identified the reserve for returns and the allowance for doubtful accounts related to hardware sold to channel partners as a critical audit matter because of the judgments necessary to determine estimated product returns and estimate of credit loss.
The audit procedures to evaluate that the Company recognized revenue when a contract exists and control has transferred to the customer, and to evaluate the Company’s expectations and historical experience for returns and estimate of credit loss involved a high degree of auditor judgment and an increased extent of audit effort, especially considering the errors related to hardware sales identified in 2022.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to whether a contract existed, control had transferred to the customer, and to evaluate the Company’s expectations and historical experience for returns and credit loss included the following, among others:
•With the assistance of professionals in our firm having expertise in revenue accounting, we evaluated the Company’s conclusions regarding when revenue for hardware sold through the Company’s channel partners is to be recognized under accounting principles generally accepted in the United States of America.
•We selected a sample of hardware revenue transactions sold through channel partners and wholesalers. For each selection, we obtained evidence that a contract existed and control had transferred to the customer, which included purchase orders, invoices, bills of lading, packing slips, and cash receipts. We also reconciled the discount recorded by management to the discount on the invoice.
•We selected a sample of hardware revenue transactions subsequent to year-end and obtained evidence that a contract existed, control had transferred to the customer, and revenue was appropriately recognized subsequent to year-end, which included purchase orders, invoices, bills of lading, packing slips, and cash receipts.
•We selected a sample of hardware contracts that did not meet the revenue recognition criteria and obtained evidence revenues were not recorded.
•We selected a sample of cash receipts subsequent to year-end and obtained evidence that revenue was recognized in the appropriate period.
•To evaluate the Company’s expectations and historical experience for returns and estimate of credit loss, we obtained the Company’s return reserve and credit loss analyses and performed procedures to determine the mathematical accuracy and reasonableness of the assumptions. We performed procedures to test the completeness and accuracy of the data used in the analyses.

Internally-developed software, net, and the related depreciation and amortization — Refer to Notes 2, 3, and 8 to the financial statements
Critical Audit Matter Description
The Company capitalizes certain development costs incurred in connection with its internally-developed software, including specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. These capitalized costs primarily pertain to software hosted by the Company and the firmware in the Company’s devices. Costs incurred in the preliminary stages of development are expensed as incurred.
Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization of costs ceases upon completion of all substantial testing, at which time amortization of the capitalized software begins. Costs are also expensed when the Company determines that a planned feature is discontinued.
We identified internally-developed software, net, and the related depreciation and amortization as a critical audit matter because of the judgments necessary for management (i) to begin amortizing software-in-development upon completion of all substantial testing and (ii) to expense software-in-development when the Company determines the planned feature is discontinued. The audit procedures to evaluate whether management began amortizing software-in-development upon completion of all substantial testing and expensed software-in-development when planned features were discontinued involved an increased extent of audit effort, especially considering the errors related to internally-developed software identified in 2022.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate whether management began amortizing software-in-development upon completion of all substantial testing and expensed software-in-development when planned features were discontinued included the following, among others:
•We selected a sample of capitalized software being amortized and obtained evidence the costs were capitalized appropriately and amortization began upon completion of all substantial testing performed by the Company to reach technical feasibility.
•We selected a sample of software-in-development and obtained audit evidence the costs were capitalized appropriately, and the software was not substantially complete and ready for its intended use and related to a planned feature that was not discontinued.
•We selected a sample of software-in-development costs that were expensed and obtained evidence that the costs were expensed when the planned feature was discontinued. This included obtaining evidence of the rationale for discontinuing the project and corroborating the discontinuation with project managers.
Software revenue and deferred revenue — Refer to Notes 2 and 3 to the financial statements
The Company generates software revenue primarily through the license of its Software as a Service (SaaS) cloud-based platform to customers on a subscription-based arrangement. SaaS arrangements generally have term lengths of one, two, five, or 10 years and include a fixed fee generally paid in advance, annually or monthly.
The Company recognizes software revenue ratably over the subscription period beginning when or as control of the promised services is transferred to the customer. The Company recognizes software revenue on the date it provides access to the customer and records contract liabilities as deferred revenue when it bills customers in advance of the performance obligations being satisfied.
We identified software revenue and deferred revenue as a critical audit matter because the audit procedures to determine the date the Company provided access to its customers involved an increased extent of audit effort, especially considering the errors related to software revenue identified in 2022.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the date the Company provided access to its customers included selecting a sample of software revenue transactions and performing the following procedures, among others:
•We obtained the software contract and determined that it was executed.

•We obtained evidence from the Company’s operating software indicating the date that the property was added and the date the property administrator was added.
•We compared the date access was provided to the date the Company began amortizing deferred software revenue and recognizing software revenue.
Trading Securities (Convertible Promissory Note) — Refer to Note 4 to the financial statements
The Company had an investment in convertible promissory notes from a counterparty. The notes met the definition of a debt security under the provisions of Accounting Standards Codification (ASC) 320, Investments – Debt Securities. The counterparty to the promissory notes was acquired by a privately held corporation in December 2022.
In connection with that transaction, the Company entered into an agreement in which the notes were exchanged for the following consideration (i) shares of the acquirer’s common stock and (ii) contingent consideration in the form of the acquirer’s common stock and cash to be paid subject to the acquirer’s achievement of certain performance milestones by the second quarter of 2023. As there is no readily determinable fair value of the acquirer’s common stock, the Company elected to apply the measurement alternative to subsequently value the private company equity interests in accordance with ASC 321, Investments - Equity Securities (ASC 321).
We identified the transaction as a critical audit matter because of the judgements necessary for management to determine the accounting and reporting of the transaction, including the Company’s election to apply the measurement alternative to subsequently value the private company equity interests in accordance with ASC 321. This involved a high degree of auditor judgment and an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting and reporting of the transaction, including the Company’s election to apply the measurement alternative to subsequently value the private company equity interests in accordance with ASC 321 included the following, among others:
•With the assistance of professionals in our firm having expertise in accounting for investments in equity securities, we evaluated the Company’s election to apply the measurement alternative to subsequently value the privately held corporation’s equity interest in accordance with ASC 321.
•With the assistance of our fair value specialists, we tested the fair value of the acquirer’s common stock at the date of the transaction by developing an independent estimate of the fair value at the transaction date and at year-end and comparing the fair values to management’s estimates.
Restatement of prior period financial statements — Refer to Note 2 to the financial statements
Critical Audit Matter Description
During the quarter ended June 30, 2022, the audit committee of the Company’s board of directors commenced an investigation of certain of the Company’s key performance indicators and revenue recognition practices, including the accounting treatment, financial reporting, and the related internal controls. Following the investigation, the Company completed a comprehensive review of its previously issued financial statements. The Company identified errors related to, among other items (i) revenue recognition of hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, and (v) stock-based compensation.
We identified the restatement of the prior period financial statements as a critical audit matter because a high degree of auditor judgment and an increased extent of audit effort was required to evaluate the sufficiency of the investigation and modify the nature and extent of the audit procedures performed and evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit
Our procedures to evaluate the sufficiency of the investigation and modify the nature and extent of the audit procedures and evidence obtained included the following, among others:
•With the assistance of professionals in our firm having expertise in forensic accounting, we evaluated the sufficiency of the investigation conducted by the audit committee.
•We considered the investigation findings in our risk assessments and performed additional procedures in response to increased risks and obtained audit evidence from external sources as it relates to certain accounts.
•We subjected the restatement adjustments to testing.
/s/ Deloitte & Touche LLP
New York, New York
December 19, 2024
We have served as the Company’s auditor since 2020.

Latch, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
		(restated)
Assets
Current assets
Cash and cash equivalents	$109,828	$124,782
Available-for-sale securities, current	120,233	158,973
Accounts receivable, net	7,026	11,888
Inventories, net current	29,435	23,075
Prepaid expenses and other current assets	12,333	12,705
Total current assets	278,855	331,423
Available-for-sale securities, non-current	4,836	102,878
Property and equipment, net	2,466	2,039
Internally-developed software, net	13,753	11,005
Inventories, net non-current	13,595	—
Other non-current assets	3,157	2,256
Total assets	$316,662	$449,601
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,005	$6,517
Accrued expenses	25,645	24,309
Deferred revenue, current	10,686	7,259
Other current liabilities	1,926	4,528
Total current liabilities	44,262	42,613
Deferred revenue, non-current	31,239	23,209
Warrant liability	230	9,787
Other non-current liabilities	176	—
Total liabilities	75,907	75,609
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 144,609,513 and 141,585,530 shares issued and outstanding as of December 31, 2022 and 2021, respectively(a)	16	15
Additional paid-in capital	735,785	705,865
Accumulated other comprehensive loss	(1,460)	(676)
Accumulated deficit	(493,586)	(331,212)
Total stockholders’ equity	240,755	373,992
Total liabilities and stockholders’ equity	$316,662	$449,601

(a)Shares issued and outstanding as of December 31, 2022 and December 31, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business - Business Combination.

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
		(restated)	(restated)

Revenue
Hardware	$24,532	$18,262	$9,566
Software	13,024	7,402	3,429
Installation services	5,399	1,949	—
Total revenue	42,955	27,613	12,995
Cost of revenue(a)
Hardware	39,533	28,215	15,316
Software	1,561	753	306
Installation services	5,785	3,685	—
Total cost of revenue	46,879	32,653	15,622
Operating expenses
Research and development	54,933	46,194	25,788
Sales and marketing	45,589	34,363	13,393
General and administrative	55,292	60,797	19,924
Depreciation and amortization	5,504	3,093	1,418
Total operating expenses	161,318	144,447	60,523
Loss from operations	(165,242)	(149,487)	(63,150)
Other income (expense), net
Change in fair value of derivative liabilities	—	(12,512)	(939)
Change in fair value of warrant liability	9,558	4,085	—
Change in fair value of trading securities	(3,460)	50	—
Loss on extinguishment of debt	—	(1,469)	(199)
Interest expense, net	(2,961)	(7,761)	(3,172)
Other income (expense), net	(142)	1	45
Total other income (expense), net	2,995	(17,606)	(4,265)
Loss before income taxes	(162,247)	(167,093)	(67,415)
Provision for income taxes	89	53	8
Net loss	$(162,336)	$(167,146)	$(67,423)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(787)	(677)	—
Foreign currency translation adjustment	3	(8)	9
Comprehensive loss	$(163,120)	$(167,831)	$(67,414)
Net loss per common share:
Basic and diluted net loss per common share	$(1.13)	$(1.93)	$(9.31)
Weighted average shares outstanding:
Basic and diluted	143,615,820	86,473,291	7,238,708

(a)Exclusive of depreciation and amortization shown in operating expenses below.

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares(b)	Amount

January 1, 2020 (restated)	61,288	$150,305	7,032	$—	$5,779	$—	$(96,643)	$(90,864)
Issuance of Series B-1 Preferred stock for cash, net of issuance costs	2,468	10,300	—	—	—	—	—	—
Exercises of common stock options	—	—	1,137	—	226	—	—	226
Common stock warrants issued	—	—	—	—	391	—	—	391
Foreign currency translation adjustment	—	—	—	—	—	9	—	9
Net loss (restated)	—	—	—	—	—	—	(67,423)	(67,423)
Stock-based compensation	—	—	—	—	1,731	—	—	1,731
December 31, 2020 (restated)	63,756	160,605	8,169	—	8,127	9	(164,066)	(155,930)
Exercises of common stock options	—	—	6,310	—	3,271	—	—	3,271
Issuance of common stock upon settlement of restricted stock units	—	—	251	—	—	—	—	—
Tax withholdings on settlement of equity awards	—	—	(69)	—	(1,779)	—	—	(1,779)
Conversion of Convertible Notes	—	—	6,925	—	69,252	—	—	69,252
Conversion of Legacy Latch warrants	—	—	233	—	2,143	—	—	2,143
Conversion of redeemable convertible preferred stock to common shares	(63,756)	(160,605)	63,756	1	160,604	—	—	160,605
Reverse capitalization, net of transaction costs(a)	—	—	56,011	14	434,544	—	—	434,558
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	—	—	29,703	—	—	29,703
Unrealized loss on available-for-sale securities	—	—	—	—	—	(677)	—	(677)
Net loss (restated)	—	—	—	—	—	—	(167,146)	(167,146)
December 31, 2021 (restated)	—	—	141,586	15	705,865	(676)	(331,212)	373,992
Cumulative effect of adopting ASC 2016-13	—	—	—	—	—	—	(38)	(38)
Exercises of common stock options	—	—	1,052	—	722	—	—	722
Issuance of common stock upon settlement of restricted stock units	—	—	3,029	1	—	—	—	1
Tax withholdings on settlement of equity awards	—	—	(1,057)	—	(3,393)	—	—	(3,393)
Transaction costs related to reverse capitalization	—	—	—	—	(25)	—	—	(25)
Foreign currency translation adjustment	—	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	32,616	—	—	32,616
Unrealized loss on available-for-sale securities	—	—	—	—	—	(787)	—	(787)
Net loss (restated)	—	—	—	—	—	—	(162,336)	(162,336)
December 31, 2022	—	$—	144,610	$16	$735,785	$(1,460)	$(493,586)	$240,755

(a)Shares issued and outstanding as of December 31, 2022 and December 31, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business - Business Combination.

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(b)Changes to previously reported common stock shares are as follows:

	Previously Reported	Adjustments	Restated

January 1, 2021	8,169	—	8,169
Exercises of common stock options	6,310	—	6,310
Issuance of common stock upon settlement of restricted stock units	382	(131)	251
Tax withholdings on settlement of equity awards	(193)	124	(69)
Conversion of Convertible Notes	6,925	—	6,925
Conversion of Legacy Latch warrants	233	—	233
Conversion of redeemable convertible preferred stock to common shares	63,756	—	63,756
Reverse capitalization, net of transaction costs	56,011	—	56,011
Foreign translation adjustment	—	—	—
Stock-based compensation	—	—	—
Unrealized loss on available-for-sale securities	—	—	—
Net loss	—	—	—
December 31, 2021	141,593	(7)	141,586
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
		(restated)	(restated)
Operating activities
Net loss	$(162,336)	$(167,146)	$(67,423)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	5,504	3,093	1,418
Non-cash interest expense	2,289	4,494	1,292
Change in fair value of derivative liabilities	—	12,512	939
Change in fair value of warrant liability	(9,558)	(4,085)	—
Change in fair value of trading securities	3,460	(50)	—
Realized gains/losses on available-for-sale securities	47	—	—
Impairment loss on intangible assets	458	—	—
Impairment loss on internally developed software	463	—	—
Loss on extinguishment of debt	—	1,469	199
Loss on disposal of property and equipment	—	—	36
Warrant expense	—	—	391
Provisions for non-cancellable purchase commitments and excess and obsolete inventory	(3,261)	64	145
Provision for doubtful accounts	1,296	1,080	122
Stock-based compensation expense	30,256	29,055	1,535
Changes in assets and liabilities
Accounts receivable	3,566	(11,352)	(412)
Inventories, net	(16,694)	(10,544)	(2,779)
Prepaid expenses and other current assets	(2,877)	(3,435)	(1,768)
Other non-current assets	(1,585)	(625)	(560)
Accounts payable	(506)	2,774	(102)
Accrued expenses	1,831	17,915	2,948
Other current liabilities	772	1,159	—
Other non-current liabilities	179	599	1,079
Deferred revenue	11,457	16,501	8,679
Net cash used in operating activities	(135,239)	(106,522)	(54,261)
Investing activities
Purchases of available-for-sale securities	(80,176)	(269,237)	—
Proceeds from maturities and call redemptions	213,795	4,644	—
Purchases of trading securities	(250)	(4,250)	—
Purchase of property and equipment	(2,239)	(1,541)	(269)
Capitalized internally-developed software	(4,774)	(5,929)	(4,381)
Purchase of intangible assets	—	(700)	(199)
Net cash provided by (used in) investing activities	126,356	(277,013)	(4,849)
Financing activities
Proceeds from issuance of Series B-1 preferred stock, net of issuance costs	—	—	10,300
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	49,955
Proceeds from issuance of term loan, net of issuance costs	—	—	4,927
Proceeds from Business Combination and private offering, net of issuance costs	—	447,921	—
Repayment of term loan	—	(5,000)	—
Proceeds from unsecured loan	—	—	3,441
Repayment of unsecured loan	—	—	(3,441)
Proceeds from issuance of common stock	724	3,271	226
Payments for tax withholding on net settlement of equity awards	(3,394)	(1,766)	—
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Proceeds from revolving credit facility	1,345	7,934	—
Repayment of revolving credit facility	(4,714)	(4,566)	—
Net cash (used in) provided by financing activities	(6,039)	447,794	65,408
Effect of exchange rates on cash	(32)	(6)	13
Net change in cash and cash equivalents	(14,954)	64,253	6,311
Cash and cash equivalents
Beginning of year	124,782	60,529	54,218
End of year	$109,828	$124,782	$60,529
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$38	$348	$119
Income taxes	$66	$70	$8
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$2,360	$648	$196
Bifurcation of derivative liability component of issuance of convertible promissory notes and term loan	$—	$—	$12,527
Capitalization of transaction costs	$—	$—	$653
Accrued issuance costs	$—	$—	$42
Accrued fixed assets	$—	$480	$—
Private placement warrants received as part of business combination	$—	$13,872	$—
Prepaid expense received as part of business combination	$—	$510	$—

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
•The shares of TSIA Class B common stock held by TS Innovation Acquisitions Sponsor, L.L.C. (“Sponsor”) automatically converted to 7.4 million shares of common stock in the Post-Combination Company. Of the 7.4 million shares of common stock held by the Sponsor, 738,000 are subject to vesting under certain conditions (the “Sponsor Earnout Shares”), including that the volume-weighted average price (“VWAP”) of the Post-Combination Company equals or exceeds $14.00 for any 20 trading days within a 30 trading day period on or prior to the five year anniversary of the Closing.
•Pursuant to subscription agreements entered into in connection with the Merger Agreement, certain investors agreed to subscribe for an aggregate of approximately 19.3 million newly-issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $192.6 million (the “PIPE Investment”). The PIPE Investment included approximately 0.3 million newly issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $2.6 million of cash election funding. See Note 15. Stock-Based Compensation. At the Closing, the Company consummated the PIPE Investment.
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
2.RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS AND INFORMATION
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
Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements (the “Financial Statement Review”). As a result, the Company is restating the financial statements (i) as of and for the period ended December 31, 2021 and (ii) for the period ended December 31, 2020 (collectively, the “Restated Financial Statement Periods”), as presented in these financial statements. The impact of the errors for the period ended December 31, 2019 has been adjusted through opening equity as of January 1, 2020.
These financial statements include audited consolidated financial statements covering the following periods:
•As of and for the year ended December 31, 2022;
•As of and for the year ended December 31, 2021 (restated); and
•For the year ended December 31, 2020 (restated), excluding the consolidated balance sheet.
•As of and for the quarters and year-to-date periods ended March 31, 2022, March 31, 2021, June 30, 2021 and September 30, 2021 (unaudited, restated) in Note 20. Quarterly Financial Information (Unaudited), in Part II, Item 8. “Financial Statements.”
The reissued consolidated financial statements for the Restated Financial Statement Periods are referred to collectively in these financial statements as the “Restatement.”
Errors Identified
Through the Investigation and the Financial Statement Review, the Company identified errors in various categories, including:
1.Revenue recognition - Hardware
In connection with the Investigation and the Financial Statement Review, the Company determined that its historical revenue was misstated, primarily as a result of the following: (a) a failure of certain sales personnel in certain cases to disclose relevant terms they had negotiated and a failure to identify, consider or properly account for such terms; (b) a failure to consider fully the impact of certain terms of sales agreements in determining the revenue to be recognized and (c) a failure to adequately assess collectability. As a result of the foregoing, in certain circumstances,

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

the Company originally had recognized revenues before there was evidence that a contract existed and control had passed to the customer. Additionally, the Company determined that there was not sufficient evidence to recognize amounts of gross revenue that were subject to certain discounts provided to channel partners. Accordingly, certain previously reported revenue related to such channel partner discounts and an offsetting and equal cost of revenue needed to be reversed. In transactions in which discounts originally had been allocated between hardware and software revenues, deferred software was also adjusted. In addition, there were adjustments related to the returns reserve. Restated hardware revenues are recorded in the amount of consideration the Company received or expected to receive when it had evidence that a contract existed and control had passed to the customer. The impact of the foregoing on hardware revenue and cost of hardware revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Year ended December 31,
	2021	2020

Adjustments to hardware revenue:
Adjustments to hardware revenue excluding channel partner discounts	$(8,466)	$(572)
Adjustments to hardware revenue - channel partner discounts	(4,458)	(4,126)
Total	$(12,924)	$(4,698)

	Year ended December 31,
	2021	2020

Adjustments to cost of hardware revenue:
Adjustments to cost of hardware revenue excluding channel partner discounts	$(7,512)	$(530)
Adjustments to cost of hardware revenue - channel partner discounts	(4,458)	(4,126)
Total	$(11,970)	$(4,656)
In addition to the impact of these adjustments on hardware revenue and cost of hardware revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss, additional accounts impacted by the Financial Statement Review include:
•General and administrative;
•Accounts receivable, net;
•Inventories, net;
•Accounts payable;
•Accrued expenses;
•Prepaid expenses and other current assets;
•Deferred revenue, current; and
•Deferred revenue, non-current
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
The adjustments associated with these corrections primarily impact software revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year ended December 31,
	2021	2020
Access related	$(760)	$(359)
Other	(63)	(9)
Total	$(823)	$(368)
In addition to the impact of these adjustments on software revenue on the previously reported Consolidated Statements of Operations and Comprehensive Loss, additional accounts impacted by the Financial Statement Review include:
•Hardware revenue;
•General and administrative;
•Other income / (expense);
•Accounts receivable, net;
•Prepaid expenses and other current assets;
•Deferred revenue, current; and
•Deferred revenue, non-current.
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
In connection with the Financial Statement Review, the Company determined that, due to flawed operating procedures, the Company did not (i) begin to amortize certain amounts that had been recorded as software-in-development during 2020 and 2021 when the asset was ready for its intended use or (ii) expense certain amounts when the Company determined that the planned feature was discontinued. The adjustments associated with this correction had a net impact that increased the loss before income taxes by $0.7 million and $0.5 million for the period ended December 31, 2021 and 2020, respectively.
The restated amounts presented in the tables below reflect corrections of internally-developed software, amortization expense and accumulated amortization.
The adjustments associated with these corrections impact the following accounts on the previously reported Consolidated Financial Statements:
•Research and development;
•Depreciation and amortization; and
•Internally-developed software, net

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4.Stock-based compensation
The Company accounts for stock-based compensation expense ratably over the service period. Historically, the Company accelerated a portion of the restricted stock unit (“RSU”) fair value at grant date instead of recognizing that amount ratably over the award’s requisite service period. The adjustments associated with this correction, along with other stock-based compensation expense corrections, had a net impact that decreased the loss before income taxes by $1.1 million for the period ended December 31, 2021 and had a net impact that increased the loss before income taxes by $0.2 million for the period ended December 31, 2020. The restated amounts presented in the tables below reflect stock-based compensation expense recognized ratably over the service period beginning at the grant date.
5.Other corrections
In connection with the Financial Statement Review, the Company determined that certain historical amounts did not meet the recognition criteria due to errors in amounts and/or the timing of recognition on the financial statements. The adjustments associated with these corrections had a net impact that increased the loss before income taxes by $0.3 million and $0.04 million for the period ended December 31, 2021 and 2020 respectively. The restated amounts presented in the tables below reflect amounts in the periods they were incurred.
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
See Note 20. Quarterly Financial Information (Unaudited) for details (including the effects of the Restatement) on a quarterly and year-to-date basis for the eight quarters during the two years ended December 31, 2021 and December 31, 2022.

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
Commitments and contingencies (see Note 12)
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
HW1 $(11,846); SW1 $(1,275); RC1 $(633);
HW2 $11,949; OC2 $(489);
HW3 $24; SW3 $55; OC3 $387; RC3 $633;
HW4 $181; OC4 $107;
HW5 $218; OC5 $(93);
HW6 $467; SW6 $776;
HW7 $1; SW7 $(982);
HW8 $10; SBC8 $(858)
(b)Shares issued and outstanding as of December 31, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Statement of Operations and Comprehensive Loss

	Year ended December 31, 2021
	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$31,186	$(12,924)	HW	$18,262
Software	8,225	(823)	SW	7,402
Installation services	1,949	—		1,949
Total revenue	41,360	(13,747)		27,613
Cost of revenue(b)
Hardware	39,670	(11,455)	HW1, OC1, SBC[1]	28,215
Software	748	5	OC	753
Installation services	3,620	65	OC	3,685
Total cost of revenue	44,038	(11,385)		32,653
Operating expenses
Research and development	45,848	346	OC2, IDS[2], SBC[2]	46,194
Sales and marketing	34,985	(622)	OC3, SBC[3]	34,363
General and administrative	61,818	(1,021)	HW4, SW4, OC4, SBC[4]	60,797
Depreciation and amortization	3,239	(146)	IDS	3,093
Total operating expenses	145,890	(1,443)		144,447
Loss from operations	(148,568)	(919)		(149,487)
Other income (expense), net
Change in fair value of derivative liabilities	(12,588)	76	OC	(12,512)
Change in fair value of warrant liability	4,085	—		4,085
Change in fair value of trading securities	50	—		50
Loss on extinguishment of debt	(1,469)	—		(1,469)
Interest income (expense), net	(7,777)	16	SW5, OC5	(7,761)
Other income, net	1	—		1
Total other income (expense), net	(17,698)	92		(17,606)
Loss before income taxes	(166,266)	(827)		(167,093)
Provision for income taxes	53	—		53
Net loss	$(166,319)	$(827)		$(167,146)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(677)	—		(677)
Foreign currency translation adjustment	(8)	—		(8)
Comprehensive loss	$(167,004)	$(827)		$(167,831)
Net loss per common share:
Basic and diluted net loss per common share	$(1.92)	$(0.01)		$(1.93)
Weighted average shares outstanding:
Basic and diluted	86,473,291			86,473,291

(a)Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(11,970); OC1 $544; SBC1 $(29);
OC2 $(173); IDS2 $838; SBC2 $(319);
OC3 $(168); SBC3 $(454);
HW4 $(639); SW4 $(171); OC4 $71; SBC4 $(282);
SW5 $38; OC5 $(22)
(b)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Statement of Cash Flows

	For the year ended December 31, 2021
	Previously Reported	Adjustments	Restated
Operating activities
Net loss	$(166,319)	$(827)	$(167,146)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,239	(146)	3,093
Non-cash interest expense	4,537	(43)	4,494
Change in fair value of derivative liabilities	12,588	(76)	12,512
Change in fair value of warrant liability	(4,085)	—	(4,085)
Change in fair value of trading securities	(50)	—	(50)
Loss on extinguishment of debt	1,469	—	1,469
Provision for excess and obsolete inventory	186	(122)	64
Provision for doubtful accounts	1,892	(812)	1,080
Stock-based compensation expense	29,884	(829)	29,055
Changes in assets and liabilities
Accounts receivable	(19,307)	7,955	(11,352)
Inventories, net	(3,508)	(7,036)	(10,544)
Prepaid expenses and other current assets	(2,450)	(985)	(3,435)
Other non-current assets	(661)	36	(625)
Accounts payable	2,496	278	2,774
Accrued expenses	17,946	(31)	17,915
Other current liabilities	974	185	1,159
Other non-current liabilities	626	(27)	599
Deferred revenue	14,683	1,818	16,501
Net cash used in operating activities	(105,860)	(662)	(106,522)
Investing activities
Purchase of available-for-sale securities	(269,237)	—	(269,237)
Proceeds from sales and maturities of available-for-sale securities	4,644	—	4,644
Purchases of trading securities	(4,250)	—	(4,250)
Purchase of property and equipment	(1,541)	—	(1,541)
Capitalized internally-developed software	(6,579)	650	(5,929)
Purchase of intangible assets	(700)	—	(700)
Net cash used in investing activities	(277,663)	650	(277,013)
Financing activities
Proceeds from Business Combination and private offering, net of issuance costs	447,955	(34)	447,921
Repayment of term loan	(5,000)	—	(5,000)
Proceeds from issuance of common stock	3,258	13	3,271
Payments for tax withholding on net settlement of equity awards	(1,799)	33	(1,766)
Proceeds from revolving credit facility	7,934	—	7,934
Repayment of revolving credit facility	(4,566)	—	(4,566)
Net cash provided by financing activities	447,782	12	447,794
Effect of exchange rates on cash	(6)	—	(6)

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Net change in cash and cash equivalents	64,253	—	64,253
Cash and cash equivalents
Beginning of year	60,529	—	60,529
End of year	$124,782	$—	$124,782
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$348	$—	$348
Income taxes	$70	$—	$70
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$901	$(253)	$648
Accrued fixed assets	$480	$—	$480
Private placement warrants received as part of Business Combination	$13,872	$—	$13,872
Prepaid expense received as part of Business Combination	$510	$—	$510

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and as restated Consolidated Statement of Operations and Comprehensive Loss

	Year ended December 31, 2020
	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$14,264	$(4,698)	HW	$9,566
Software	3,797	(368)	SW	3,429
Total revenue	18,061	(5,066)		12,995
Cost of revenue(b)
Hardware	19,933	(4,617)	HW1, OC1, SBC[1]	15,316
Software	306	—		306
Total cost of revenue	20,239	(4,617)		15,622
Operating expenses
Research and development	25,314	474	OC2, IDS[2], SBC[2]	25,788
Sales and marketing	13,126	267	HW3 ,OC3, SBC[3]	13,393
General and administrative	19,797	127	HW4, SW4, OC4, SBC[4]	19,924
Depreciation and amortization	1,382	36	IDS	1,418
Total operating expenses	59,619	904		60,523
Loss from operations	(61,797)	(1,353)		(63,150)
Other expense, net
Change in fair value of derivative liabilities	(863)	(76)	OC	(939)
Loss on extinguishment of debt	(199)	—		(199)
Interest expense, net	(3,172)	—		(3,172)
Other expense, net	45	—		45
Total other expense, net	(4,189)	(76)		(4,265)
Loss before income taxes	(65,986)	(1,429)		(67,415)
Provision for income taxes	8	—		8
Net loss	$(65,994)	$(1,429)		$(67,423)
Other comprehensive income (loss)
Foreign currency translation adjustment	9	—		9
Comprehensive loss	$(65,985)	$(1,429)		$(67,414)
Net loss per common share:
Basic and diluted net loss per common share	$(9.12)	$(0.19)		$(9.31)
Weighted average shares outstanding:
Basic and diluted	7,238,708			7,238,708

(a)Category references are described above under “—Errors Identified.” Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(4,656); OC1 $37; SBC1 $2
OC2 $(35); IDS2 $458; SBC2 $51;
HW3 $261; OC3 $(10); SBC3 $16;
HW4 $(103); SW4 $158; OC4 $(29); SBC4 $101
(b)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Consolidated Statement of Cash Flows

	For the year ended December 31, 2020
	Previously Reported	Adjustments	Restated

Operating activities
Net loss	$(65,994)	$(1,429)	$(67,423)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,382	36	1,418
Non-cash interest expense	1,292	—	1,292
Change in fair value of derivative liabilities	863	76	939
Loss on extinguishment of debt	199	—	199
Loss on disposal of property and equipment	36	—	36
Warrant expense	391	—	391
Provision for excess and obsolete inventory	145	—	145
Provision for doubtful accounts	67	55	122
Stock-based compensation expense	1,525	10	1,535
Changes in assets and liabilities
Accounts receivable	(1,267)	855	(412)
Inventories, net	(2,285)	(494)	(2,779)
Prepaid expenses and other current assets	(1,753)	(15)	(1,768)
Other non-current assets	(551)	(9)	(560)
Accounts payable	(58)	(44)	(102)
Accrued expenses	2,861	87	2,948
Other non-current liabilities	1,051	28	1,079
Deferred revenue	8,454	225	8,679
Net cash used in operating activities	(53,642)	(619)	(54,261)
Investing activities
Purchase of property and equipment	(269)	—	(269)
Capitalized internally-developed software	(5,000)	619	(4,381)
Purchase of intangible assets	(199)	—	(199)
Net cash used in investing activities	(5,468)	619	(4,849)
Financing activities
Proceeds from issuance of Series B-1 preferred stock, net of issuance costs	10,300	—	10,300
Proceeds from issuance of convertible promissory notes, net of issuance costs	49,955	—	49,955
Proceeds from issuance of term loan, net of issuance costs	4,927	—	4,927
Proceeds from unsecured loan	3,441	—	3,441
Repayment of unsecured loan	(3,441)	—	(3,441)
Proceeds from issuance of common stock	226	—	226
Net cash provided by financing activities	65,408	—	65,408
Effect of exchange rates on cash	13	—	13
Net change in cash and cash equivalents	6,311	—	6,311
Cash and cash equivalents
Beginning of year	54,218	—	54,218
End of year	$60,529	$—	$60,529
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$92	$27	$119
Income taxes	$8	$—	$8
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$35	$161	$196
Bifurcation of derivative liability component of issuance of convertible promissory notes and term loan	$12,527	$—	$12,527
Capitalization of transaction costs	$653	$—	$653
Accrued issuance costs	$42	$—	$42

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries as of December 31, 2022, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications would not have a material effect on the reported financial results.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2022 and 2021, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
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
As of December 31, 2022 and 2021, the allowance for doubtful accounts contains an estimate of credit losses for outstanding invoices related to (1) hardware accounts receivable when revenue was recognized for consideration received from the related software contract and (2) invoices related to software accounts receivable. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for doubtful accounts:

Balance as of January 1, 2021 (restated)	$161
Provision for doubtful accounts (restated)	1,080
Balance as of December 31, 2021 (restated)	1,241
Provision for doubtful accounts	1,296
Balance as of December 31, 2022	$2,537
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
Software Development Costs
The Company capitalizes certain development costs incurred in connection with its internally-developed software (including specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality). These capitalized costs are primarily related to software that is hosted by the Company and the firmware in the Company’s devices. Costs incurred in the preliminary stages of development are expensed as incurred. Once a project has

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing, at which time amortization of the capitalized software begins. The Company also capitalizes costs related to specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internally-developed software is amortized on a straight-line basis over its estimated useful life, generally three to five years.
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
Intangible assets consisted of the following, which are included within other non-current assets on the Consolidated Balance Sheets.

	December 31, 2022	December 31, 2021
Assembled workforce	$—	$700
Domain names	318	318
Patents	37	37
Other intangibles	4	4
Intangible assets	359	1,059
Less: Accumulated amortization	(226)	(213)
Total intangible assets, net	$133	$846
Total amortization expense related to intangible assets was $0.2 million, $0.1 million and less than $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the assembled workforce intangible has been fully impaired and is included in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. Total intangible impairment expense was $0.5 million for the year ended December 31, 2022.
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
ASC 842 requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The lease liability is calculated as the present value of the remaining future lease payments over the lease term, including reasonably assured renewal options. The discount rates used in valuing the Company’s leases are not readily determinable

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

and are based on the Company’s incremental borrowing rate (“IBR”) on a fully collateralized basis. In calculating its IBR, the Company considers observed debt rates and the significant financing component of longer-term software contracts.
In accordance with ASC 842, the Company determined the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter. The lease terms include any renewal options and termination options that the Company is reasonably assured to exercise, if applicable. The present value of lease payments is determined by using the implicit interest rate in the lease, if that rate is readily determinable; otherwise, the Company develops an IBR based on the information available at the commencement date in determining the present value of the future payments.
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
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the Consolidated Balance Sheets. The Company did not have any finance leases or subleases as of December 31, 2022 and 2021.
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
The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the years ended December 31, 2022, 2021 and 2020, the reserve recorded for hardware warranties was approximately 2%, 2% and 2% of cost of hardware revenue, respectively. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the years ended December 31, 2022, 2021 and 2020, the allowance for returns reduced revenue by $0.6 million, $0.3 million and $0.7 million, respectively.
Software
The Company generates software revenue primarily through the license of its SaaS cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

money and therefore has recorded the interest expense in interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $5.1 million, $3.1 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The SaaS licenses provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue generally is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Installation Services
The Company generates revenues by facilitating hardware installation and activation services. These revenues are recognized over time on a percentage of completion basis. The Company recognized installation services revenue of $5.4 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively. There were no installation services revenues for the year ended December 31, 2020. In prior financial statements, installation services were reported as part of hardware revenue.
Deferred Contract Costs
The Company capitalizes commission expenses paid that are incremental to obtaining customer software contracts. Costs related to the initial signing of software contracts are amortized over the average customer life, which has been estimated to be ten years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, including renewals and extensions. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current and are included in prepaid expenses and other current assets on the Consolidated Balance Sheets; the remaining portion is recorded as deferred contract costs, non-current and is included in other non-current assets on the Consolidated Balance Sheets. Amortization expense is included in sales and marketing expense in the Consolidated Statements of Operations and Comprehensive Loss.
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2021 (restated)	$546
Additions to deferred contract costs	776
Amortization of deferred contract costs	(85)
Balance as of Balance as of December 31, 2021 (restated)	1,237
Additions to deferred contract costs	1,615
Amortization of deferred contract costs	(235)
Balance as of December 31, 2022	$2,617
Contract Assets and Contract Liabilities

	December 31, 2022	December 31, 2021
		(restated)

Contract assets (unbilled receivables)	$942	$713
Contract liabilities (deferred revenue)	$41,925	$30,468
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
The Company records contract liabilities as deferred revenue when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The Company

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

recognized $9.5 million, $4.5 million and $2.2 million of prior year deferred software revenue during the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, total deferred revenue was $41.9 million. The current amount of $10.7 million is comprised of $15.2 million of deferred revenue net of $4.5 million of deferred interest expense related to the significant financing component. The non-current amount of $31.2 million is comprised of $41.3 million of deferred revenue net of $10.1 million of deferred interest expense related to the significant financing component.
Increase in deferred revenue for the years ended December 31, 2022, 2021 and 2020 primarily resulted from growth of contracts with new and existing customers.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel and related expenses for employees working on sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and advertising), professional fees, rent, restructuring costs and customer support. Advertising expense was $2.7 million, $2.5 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 350, Goodwill and Other, and ASC 360, Property, Plant and Equipment. Long-lived assets, such as property and equipment and internally-developed software costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment charges were recorded for the year ended December 31, 2021 and 2020. As noted above, as of December 31, 2022, the assembled workforce intangible has been fully impaired. During the year ended December 31, 2022, $0.5 million of internally-developed software costs were impaired and are included in general and administrative expense in the Consolidated Statement of Operations.
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
Interest income (expense), net is summarized as follows:

	Year ended December 31,
	2022	2021	2020
		(restated)	(restated)

Interest income	$4,481	$1,333	$253
Interest expense	(7,442)	(9,094)	(3,425)
Interest income (expense), net	$(2,961)	$(7,761)	$(3,172)
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company recorded a full valuation allowance against its deferred tax assets.
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of December 31, 2022 and 2021, the Company had one customer that accounted for $2.9 million and $2.7 million, or 26% and 19%, of gross accounts receivable, respectively. For the year ended December 31, 2022, the Company had one customer that accounted for $9.7 million, or 23%, of total revenue. The Company had one customer that accounted for $4.9 million, or 18%, of total revenue for the year ended December 31, 2021 and one customer that accounted for $1.4 million, or 10.9%, of total revenue for the year ended December 31, 2020.
Segment Information
As of December 31, 2022, the Company had one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.
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
The Company’s marketable securities by security type are summarized as follows:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset-backed securities	$5,015	$(178)	$4,837
Commercial paper and corporate bonds	104,828	(995)	103,833
U.S. government agency debt securities	16,689	(290)	16,399
Total available-for-sale securities	$126,532	$(1,463)	$125,069

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset-backed securities	$11,101	$(56)	$11,045
Commercial paper and corporate bonds	234,497	(551)	233,946
U.S. government agency debt securities	16,929	(69)	16,860
Total available-for-sale securities	$262,527	$(676)	$261,851

As of December 31, 2022 and 2021, the Company recorded $1.5 million and $0.7 million, respectively, of gross unrealized losses in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of December 31, 2022
	Amortized Cost	Estimated Fair Value
Due in less than one year	$121,517	$120,233
Due in one to five years	5,015	4,836
Total investments	$126,532	$125,069
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
As of December 31, 2022, the Company had not identified any impairment indicators in its investments.
During the year ended December 31, 2022, the Company received $213.8 million of proceeds from maturities and call redemptions, $36.7 million of proceeds from sales of money market funds, which are classified as cash and cash equivalents, and recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. During the year ended December 31, 2021, the Company received $2.8 million of proceeds from maturities and $1.8 million of proceeds from the sale of available-for-sale securities and recorded minimal realized losses from the sale of available-for-sale securities. Gains and losses are determined using the first-in first-out method.
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
In December 2022, the counterparty was acquired by a privately held corporation (the “Reference Transaction”). In connection with that transaction, the Company entered into an agreement in which the Notes were exchanged for consideration, as follows: (i) approximately 124,000 shares of the acquirer’s common stock (“Investment in private company”) and (ii) contingent consideration in the form of the acquirer’s common stock and cash (“Contingent consideration”), to be paid subject to the acquirer’s achievement of a performance milestone by the second quarter of 2023. The acquirer achieved the performance milestone, and the Company received contingent consideration of approximately 530,000 additional shares of the acquirer’s common stock and $0.3 million of cash in May 2023.
As there is no readily determinable fair value of the acquirer’s common stock, the Company elected to apply the measurement alternative to subsequently value the private company equity interests in accordance with ASC 321, Investments - Equity Securities. The contingent consideration was further discounted to reflect the estimated achievement of the performance milestone. The Company classified the consideration received within Level 3 of the fair value hierarchy. See Note 5. Fair Value Measurements. Changes in fair value are reported in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
The Company received $1.1 million of consideration for the Notes and recorded a loss of $3.5 million during the year ended December 31, 2022 on the Consolidated Statements of Operations and Comprehensive Loss. The consideration received was comprised of investment in private company of $0.2 million and contingent consideration of $0.9 million which are presented in prepaid expenses and other current assets on the Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

5.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$12,180	$—	$—	$12,180
Money market funds and other cash equivalents	93,364	4,284	—	97,648
Total cash and cash equivalents	105,544	4,284	—	109,828
Available-for-sale securities	—	125,069	—	125,069
Investment in private company	—	—	181	181
Contingent consideration	—	—	852	852
Total assets	$105,544	$129,353	$1,033	$235,930

Liabilities
Warrant liability	$—	$230	$—	$230
Total liabilities	$—	$230	$—	$230

	As of December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$8,983	$—	$—	$8,983
Money market funds	76,701	39,098	—	115,799
Total cash and cash equivalents	85,684	39,098	—	124,782
Available-for-sale securities	—	261,851	—	261,851
Trading securities	—	—	4,300	4,300
Total assets	$85,684	$300,949	$4,300	$390,933

Liabilities
Warrant liability	$—	$9,787	$—	$9,787
Total liabilities	$—	$9,787	$—	$9,787
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
The Company’s investments in the Notes were classified as Level 3 in the fair value hierarchy as of December 31, 2021 because they relied significantly on inputs that are unobservable in the market. The conversion price was dependent on varying events and equity value and therefore has been estimated using a Monte Carlo model to simulate the various future events. Significant assumptions included: (i) the timing and amount of a subsequent equity financing, if any; (ii) the equity value of the counterparty as of December 31, 2021; (iii) once converted into equity, the timing of any liquidity event; (iv) the

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

counterparty undergoing a dissolution if the new equity financing did not occur before the maturity of the Notes; and (v) an assumed recovery rate in a dissolution event. The Notes were measured at fair value using a Monte Carlo simulation model at each measurement date. The Company elected to apply the fair value option and account for the hybrid instrument containing the Notes and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value being reported in earnings.
The Company’s consideration received in exchange for the Notes was classified as Level 3 in the fair value hierarchy as of December 31, 2022 because it relied significantly on inputs that are unobservable in the market. The contingent consideration was dependent on varying events and equity value and therefore was estimated. Significant assumptions included: (i) the equity value of the acquirer as of December 31, 2022 and (ii) the ability of the counterparty to achieve future technical milestones in order to make the contingent payment. As discussed in Note 4. Investments, for the year ended December 31, 2022, the Company recorded a loss on the Notes of $3.5 million.
The following table represents the activity of the Level 3 instruments:

Level 3 instruments - January 1, 2021	$—
Purchases	4,250
Change in fair value(a)	50
Level 3 instruments - December 31, 2021	4,300
Purchases	250
Change in fair value(a)	(3,517)
Level 3 instruments - December 31, 2022	$1,033

(a)Recorded in other income (expense), net within the Consolidated Statements of Operations and Comprehensive Loss.
The Company purchased trading securities during the year ended December 31, 2021, which are categorized as Level 3 in the fair value hierarchy. Except as discussed in Note 4. Investments, and as shown in the table above, (i) there were no purchases of Level 3 instruments during the year ended December 31, 2022 and (ii) there were no sales of Level 3 instruments during the years ended December 31, 2022 and 2021. There were no transfers of instruments into or out of Level 3 during the years ended December 31, 2022 and 2021.
As of December 31, 2021, Level 3 fair value measurement inputs were (i) volatility, 75%; (ii) risk free rate, U.S. Constant Maturity Treasury Yields, and (iii) term, 0.75 years. As of December 31, 2022, for Level 3 fair value measurement, we considered the Reference Transaction, which indicated a value of $1.57 per share and applied a return factor to it matching the return on the S&P 500 Consumer Finance Industry index of (56.9%) over the period from December 1, 2022 to December 31, 2022.

During the year ended December 31, 2022, there were no transfers of financial assets between Level 1 and Level 2.
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the TSIA IPO that Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the Consolidated Balance Sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the consolidated statements of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing price of the public warrants was $0.04 and $1.84 as of December 31, 2022 and 2021, respectively. The fair value of the Private Placement Warrants was $0.2 million and $9.8 million as of December 31, 2022 and 2021, respectively.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

6.INVENTORIES, NET
Inventories, net consisted of the following:

	December 31, 2022	December 31, 2021
		(restated)

Raw materials	$8,337	$2,513
Finished goods	21,093	9,843
Channel inventory	3,656	11,109
Excess and obsolete inventory reserve	(3,651)	(390)
Total current inventories, net	29,435	23,075
Finished goods - non-current	13,754	—
Excess and obsolete inventory reserve - non-current	(159)	—
Total inventories, net	$43,030	$23,075
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Inventories, net are stated at the lower of cost or net realizable value at their cost being determined using the average cost method. Inventories, net are written down to their net realizable value if they have a cost basis in excess of expected net realizable value. The Company recorded in cost of hardware revenue $0.5 million related to the write down of channel inventory during the year ended December 31, 2022. There was no charge on channel partner inventory to the lower of cost or net realizable value for the year ended December 31, 2021. As of December 31, 2022, net inventories in excess of one year of historical sales are classified as other non-current assets on the Consolidated Balance Sheets.
7.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
Computers and equipment	$5,580	$3,810
Office furniture	86	86
Property and equipment	5,666	3,896
Less: accumulated depreciation	(3,200)	(1,857)
Total property and equipment, net	$2,466	$2,039
Total depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $1.3 million, $0.7 million and $0.5 million, respectively.
The Company did not acquire any property and equipment under capital leases during the years ended December 31, 2022, 2021 and 2020.
8.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	December 31, 2022	December 31, 2021
		(restated)

Internally-developed software	$17,927	$9,667
Software-in-development	3,264	4,853
Less: accumulated amortization	(7,438)	(3,515)
Total internally-developed software, net	$13,753	$11,005

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company capitalized $6.8 million, $6.6 million and $4.6 million in internally-developed software during the years ended December 31, 2022, 2021 and 2020, respectively. Capitalized costs associated with software-in-development are not amortized into amortization expense until the related assets are put into service.
Total amortization expense related to internally-developed software for the years ended December 31, 2022, 2021 and 2020 was $3.9 million, $2.2 million and $0.8 million, respectively. Impairment expense was $0.5 million for the year ended December 31, 2022, which is included in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.
9.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
		(restated)

Accrued compensation	$1,090	$5,985
Accrued warranties	228	774
Accrued purchases	2,842	1,701
Accrued non-cancellable purchase commitments	5,303	549
Accrued operating expense	8,716	8,214
Accrued litigation costs	6,846	6,750
Accrued restructuring costs	226	—
Other accrued expenses	394	336
Total accrued expenses	$25,645	$24,309
10.LEASES
The Company has entered into various operating lease agreements, which are generally for offices and facilities. The Company leased office spaces in New York City, Denver, San Francisco, Chicago and Taiwan with lease termination dates through November 2024. The lease terms range from one to three years with varying renewal options. The lease agreements often include escalating lease payments, renewal provisions and other provisions that require the Company to pay costs related to taxes, insurance and maintenance.
As the Company’s leases do not have a readily determinable implicit interest rate, the Company used an IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 14.5% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the leases.
Upon adoption of ASC 842 as of January 1, 2022, the Company recognized on the Consolidated Balance Sheets (i) $0.7 million of operating lease ROU assets recorded in other non-current assets and (ii) operating lease liabilities of $0.3 million recorded in other current liabilities and $0.4 million recorded in other non-current liabilities.
Additional information related to operating leases included on the Consolidated Balance Sheet as of the year ended December 31, 2022 is presented in the table below (in thousands, except weighted average term and discount rate):

ROU assets	$419
Lease liabilities	$424
Operating lease cost	$311
Short-term lease cost	$656
Cash paid for amounts included in the measurement of operating lease liabilities	$306
Weighted average remaining lease term - operating leases	1.6 years
Weighted average discount rate - operating leases	14.5%

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Maturities of lease liabilities as of December 31, 2022 are as follows:

2023	$278
2024	183
Total lease payments	461
Less: imputed interest	37
Total lease liabilities	$424
The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2022:

Year ended December 31,	Minimum Lease Payments
2023	$278
2024	183
The following table presents the prior year future minimum lease payments under the non-cancelable operating leases as of December 31, 2021 as follows:

Year Ended December 31,	Minimum Lease Payments
2022	$680
2023	188
2024	147
2025	—
2026	—
Rent expense related to all leases for the years ended December 31, 2022, 2021 and 2020 was $1.1 million, $0.9 million and $1.3 million, respectively.
11.DEBT
Revolving Credit Facility and Term Loan
In September 2020, Legacy Latch obtained a revolving line of credit as well as a term loan, both of which were secured by a first-perfected security interest in substantially all of the assets of Legacy Latch. In connection with the term loan, Legacy Latch issued warrants to purchase common stock. See Note 13. Equity. The revolving line of credit provided for a credit extension of up to $5.0 million and bore interest at the greater of the prime rate plus 2% or 5.25% per annum, as long as Legacy Latch maintained an Adjusted Quick Ratio (as defined in the credit agreement) of 1.25. Legacy Latch did not draw any amounts on the line of credit, which was cancelled upon repayment in full of the term loan in connection with the Closing.
The available amount under the term loan was an initial $5.0 million, with two additional tranches of $2.5 million each, which Legacy Latch could draw down on in annual increments from closing subject to certain revenue and financing conditions. The term loan bore interest at the greater of the prime rate plus 3% or 6.25% per annum. The term loan was set to mature on December 1, 2024. The term loan was paid off including accrued interest in connection with the Closing (see Note 1. Description of Business). The Company identified certain embedded derivatives in the warrants issued related to the term loan. These embedded derivatives were extinguished at Closing.

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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

In January 2021, Legacy Latch signed an agreement for a revolving credit facility (the “revolving facility”) with a freight forwarding and customs brokerage company. The revolving facility had a credit limit of $1.0 million. Upon maturity on July 1, 2021, the Company executed a new revolving credit facility (the “new revolving facility”) with a credit limit of $6.0 million. Both the revolving facility and new revolving facility were available to finance supply chain commercial invoices, including freight and customs duty charges. The Company authorized payment of invoices by the lender on the due date and repaid the financed amount plus interest 90 days following the initial payment date. An installment plan agreement was executed for each financing request, which included the interest rate. The interest rate for the installment plan agreements executed during the year ended December 31, 2022 ranged from 0.87% to 1.25% per month. The new revolving facility had no financial covenants and limited non-financial covenants, including requiring the lender’s consent prior to a disposition of substantially all assets, a merger or acquisition or an ownership change in excess of 50% of the voting capital stock of the borrower. As of December 31, 2022, no amount was outstanding under the new revolving facility. In January 2023, the Company cancelled the new revolving facility.
12.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of December 31, 2022, the Company had unfunded non-cancellable purchase commitments of approximately $12.3 million. During the year ended December 31, 2023, the Company paid $11.7 million of such obligations resulting in a net purchase obligation of $0.6 million.
The Company records a liability for non-cancellable orders to the extent it does not expect to be able to use the inventory related to such orders. As of December 31, 2022 and 2021, the Company accrued $5.3 million and $0.5 million, respectively, for non-cancellable inventory purchase commitments. See Note 9. Accrued Expenses.
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
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc, et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The settlement remains subject to approval by the court, and a preliminary hearing has been set for January 16, 2025. The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2022. Under the terms of the proposed settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. Latch does not expect insurers to contribute to the settlement amount.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc, et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. At this time, the Company is unable to estimate potential losses, if any, related to this action. The Company does not believe the allegations are meritorious and intends to vigorously defend against them. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The settlement remains subject to a final stipulation of settlement and approval by the court.
On May 9, 10, and 19, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0504 (together, the “Fiduciary Lawsuits”). On July 6, 2023, the court consolidated the Fiduciary Lawsuits under the caption In re TS Innovation Acquisitions Sponsor LLC Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian, and Robert Garfield as co-lead plaintiffs. The Fiduciary Lawsuits allege that TSIA and certain of its former members and directors breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA. The Fiduciary Lawsuits include claims for unjust enrichment, damages, and an award of costs and attorneys’ fees to the putative class. Pursuant to the January 24, 2021 Merger Agreement between the Sponsor and Legacy Latch, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Fiduciary Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages, or liabilities incurred in connection with these actions. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal of all claims against the defendants and the Company. The settlement remains subject to approval by the court. Latch and TS Innovation Acquisitions Sponsor, LLC agreed to share the costs of the settlement amount equally. Latch expects insurers to pay $10.0 million of Latch’s $14.875 million share of the settlement amount. Because the complaints were filed in 2023, neither the amount of the proposed settlement nor any expected insurance contributions are reflected in the accompanying consolidated financial statements.
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
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of December 31, 2022 and 2021, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2022 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
13.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
As of December 31, 2022, the Company’s reserved shares for future issuance included the following:

Stock options issued and outstanding	12,863,797
Restricted stock units issued and outstanding	11,573,764
Public warrants outstanding	9,999,967
Private placement warrants outstanding	5,333,334
2021 Incentive Award Plan available shares	17,895,423
Total	57,666,285

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
14.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Year ended December 31,
	2022	2021	2020
		(restated)	(restated)

Net loss	$(162,336)	$(167,146)	$(67,423)

Basic weighted-average common shares	143,615,820	86,473,291	7,238,708
Effect of dilutive securities	—	—	—
Diluted weighted-average common shares	143,615,820	86,473,291	7,238,708
Basic and diluted net loss per common share	$(1.13)	$(1.93)	$(9.31)
The table below sets forth the number of potential common shares underlying outstanding common stock options, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses for the years ended December 31, 2022 and 2021 and Legacy Latch had a net loss for the year ended December 31, 2020, and their inclusion would be anti-dilutive:

	Year ended December 31,
	2022	2021	2020
		(restated)

Stock options	12,863,797	15,009,656	21,690,866
Restricted stock units(1)	11,573,764	6,498,869	—
Warrants	15,333,301	15,333,301	—
Legacy Latch preferred shares	—	—	63,756,438
Legacy Latch warrants	—	—	317,526
Total	39,770,862	36,841,826	85,764,830

(1)Amount includes 5,377 and 21,356 liability-based RSUs as of December 31, 2022 and 2021, respectively, that the Company settled in cash. As a result, the shares of common stock underlying the liability-based RSUs upon vesting were not issued and were returned to the 2021 Incentive Award Plan as available shares.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

15.STOCK-BASED COMPENSATION
For the years ended December 31, 2022, 2021 and 2020, the components of stock-based compensation expense were as follows:

	Year ended December 31,
	2022	2021	2020
		(restated)	(restated)

Stock options	$2,251	$15,947	$1,731
Restricted stock units	30,365	13,756	—
Capitalized costs(1)	(2,360)	(648)	(196)
Total stock-based compensation expense	$30,256	$29,055	$1,535

(1)Included in internally-developed software on the Consolidated Balance Sheets.
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year ended December 31,
	2022	2021	2020
		(restated)	(restated)

Cost of revenue	$584	$377	$16
Research and development	13,408	10,499	304
Sales and marketing	5,755	3,273	226
General and administrative	10,509	14,906	989
Total stock-based compensation expense	$30,256	$29,055	$1,535
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders at the Special Meeting on June 3, 2021 and became effective upon the Closing. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board. Effective January 1, 2022, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177 shares. As of December 31, 2022, 24,359,792 shares had been granted under the 2021 Plan. Effective

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

January 1, 2023 and January 1, 2024, the number of shares reserved for future issuance under the 2021 Plan increased by 7,267,376 shares and 8,810,007 shares, respectively.
Stock Options
A summary of the status of employee and non-employee stock options as of December 31, 2022, and changes during 2022, is presented below:

	Options Outstanding(1)	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term(2)	Aggregate Intrinsic Value
Balance at December 31, 2021	15,009,656	$0.75
Options forfeited	(1,066,487)	$1.14
Options expired	(27,359)	$1.11
Options exercised	(1,052,013)	$0.84
Balance at December 31, 2022	12,863,797	$0.71	5	$2,042
Exercisable at December 31, 2022	12,114,126	$0.66	5	$2,042

(1)Options outstanding and weighted average exercise price have been retroactively adjusted to give effect to the Exchange Ratio.
(2)Approximately 1.5 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $1.60. No stock options were granted during the year ended December 31, 2022.
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 were $2.0 million, $27.6 millions, and $0.5 million, respectively.
The tax-related benefit realized from the exercise of stock options and disqualifying dispositions totaled $0.1 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. There were no realized tax benefits for the year ended December 31, 2020.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2022, total compensation expense not yet recognized related to unvested stock options was $0.5 million, which was expected to be recognized over a weighted-average period of 1.43 years. Additionally, the Company records forfeitures as they occur.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
The assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Expected term	6 years	6 years
Volatility	49.01% - 49.29%	48.89% - 49.49%
Risk-free interest rate	0.50% - 0.63%	0.26% - 0.67%
Dividend yield	0%	0%
Because the Company’s common stock has only been publicly traded since June 7, 2021, the expected volatility is based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization and financial leverage of the other companies. The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

appropriate for the expected term of the stock options granted. As permitted under the guidance, due to the limited amount of option exercises, the Company used the simplified method to compute the expected term for options granted in the years ended December 31, 2021 and 2020.
Restricted Stock Units
During 2022 and 2021, the Company granted RSUs to employees, independent directors and consultants under the 2021 Plan. The equity-based RSUs are settled in shares of common stock upon vesting and the liability-based RSUs are settled in cash upon vesting. The RSUs vest over a period of one to four years. The Company has the option, but not the obligation, to treat a participant’s failure to provide timely payment of any withholding tax arising in connection with RSUs as such participant’s election to satisfy all or any portion of the withholding tax by requesting the Company retain shares otherwise issuable pursuant to the RSU. As noted above, in connection with the Restatement, the Company suspended use of its registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. Since such date, the Company has not granted any RSUs.
Equity-based
A summary of equity-based RSU activity for the year ended December 31, 2022 is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2021	6,477,513	$12.14
Granted	17,230,418	$3.26
Vested and released	(3,028,579)	$10.06
Forfeited	(9,110,965)	$6.17
Balance at December 31, 2022	11,568,387	$4.17
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $32.1 million as of December 31, 2022 and will be expensed over a weighted-average period of 1.4 years. In addition, approximately 2.5 million RSUs vested during the year ended December 31, 2022 but were not released at the time of vesting due to the suspension of the S-8 Registration Statement.
The total fair value of equity-based RSUs vested and released during the years ended December 2022 and 2021 were $9.8 million and $4.2 million, respectively.
Liability-based
A summary of liability-based RSU activity for the year ended December 31, 2022 is presented below.

Number of RSUs
Balance at December 31, 2021	21,356
Granted	—
Vested	(6,821)
Forfeited	(9,158)
Balance at December 31, 2022	5,377
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the year ended December 31, 2022, the Company recognized $0.01 million of bonus expense within cost of hardware revenue in the Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.003 million as of December 31, 2022 and will be expensed over a weighted-average period of 1.4 years. The Company settled 6,821 liability-based RSUs for $0.03 million in cash for the year ended December 31, 2022.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The total fair value of liability-based RSUs vested during the years ended December 2022 and 2021 were less than $0.1 million and less than $0.1 million, respectively.
The tax expense realized in connection with the vesting of RSUs was $3.0 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. There was no realized tax expense or benefit for the year ended December 31, 2020.
Modification of Stock Options and RSUs
In 2022, the Company completed two reductions in force (the “2022 RIFs”). In connection with the 2022 RIFs, the Company modified the option and RSU awards of approximately 130 employees to accelerate the vesting of 1,101,021 unvested RSUs that were improbable of vesting as of the modification date and to extend the post-termination exercise window of 64,591 vested options. The modification was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. This led to the reversal of previously recognized share-based compensation expense amounting to $5.4 million, offset by the fair value of the new award of $0.9 million as of the modification date, resulting in a net reversal of $4.5 million to the share-based compensation expense.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

16.INCOME TAXES
The provision for income taxes for the year ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year ended December 31,
	2022	2021	2020
		(restated)	(restated)

Current
Federal	$—	$—	$—
State	65	50	8
Foreign	24	3	—
Total current	89	53	8
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision	$89	$53	$8
As of December 31, 2022 and 2021, the Company’s net deferred tax liabilities consisted of the following:

	December 31, 2022	December 31, 2021
		(restated)

Net operating losses	$89,569	$66,942
Provision for doubtful accounts	1,064	584
Inventory reserves	1,074	605
Sales reserves	1,514	176
Accrued expenses	2,988	3,507
Deferred revenue	10,926	7,937
Unrealized foreign exchange gain/loss	38	4
Stock-based compensation	5,534	2,594
Charitable contributions	24	24
Lease liability	110	—
Fixed Assets	130	—
Intangible Assets	—	280
Capitalized Research and Development	11,066	—
R&D tax credits	343	343
Total deferred tax assets before valuation allowance	124,380	82,996
Valuation allowance	(120,912)	(79,734)
Deferred tax assets net of valuation allowance	3,468	3,262
Deferred commissions	(675)	(322)
Fixed assets	—	(2,940)
Intangible assets	(2,684)	—
Right of Use Asset	(109)	—
Total deferred tax liabilities	(3,468)	(3,262)
Deferred tax liabilities, net	$—	$—

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act contained several tax provisions, including modifications to the net operating loss (“NOL”) and business interest limitations as well as a technical correction to the recovery period for qualified improvement property. These provisions in the CARES Act did not have a material impact to the provision for income taxes.
As of December 31, 2022, the Company had approximately $18.2 million in gross federal NOL carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $315.5 million in gross federal NOL carryforwards available to offset future taxable income that have an indefinite life. The Company had approximately $298.8 million in gross state NOL carryforwards available to offset future taxable income. Some of these NOLs follow the federal Tax Cuts and Job Act of 2017 (the “Jobs Act”) and have an indefinite life, while others have a finite life with various expiration dates.
The NOL carryforwards and research and development (“R&D”) tax credits are available to reduce future taxable income and tax. However, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state regulations, contain provisions that may limit the NOL carryforwards and R&D tax credits available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in the ownership interest of significant stockholders in excess of 50% over a three-year period, the amount of the NOL carryforwards and R&D tax credits that the Company may utilize in any one year may be limited.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the three-year periods ended December 31, 2022 and 2021. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.
On the basis of this evaluation, as of December 31, 2022 and 2021, a valuation allowance of $120.9 million and $79.7 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future growth. For the years ended December 31, 2022 and 2021, the valuation allowance increased $41.2 million and $38.0 million, respectively.
For the years ended December 31, 2022 and 2021, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign income taxes, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	December 31, 2022		December 31, 2021
			(restated)

Income tax expense at federal statutory rate	$(34,072)	21.00%	$(35,090)	21.00%
Permanent items	2,360	(1.45)	4,781	(2.86)
State and local taxes, net of federal taxes	(8,553)	5.27	(7,233)	4.33
Deferred rate changes	(415)	0.26	(166)	0.10
Foreign operations	24	(0.02)	3	—
Foreign dividends and earnings taxable in the U.S.	2	—	—	—
Valuation allowance	41,256	(25.43)	37,972	(22.73)
Other	(513)	0.31	(214)	0.13
Income tax expense at effective tax rate	$89	(0.06%)	$53	(0.03)%
The Company evaluated the provisions of ASC 740, Income Tax, related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for financial statement

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

recognition, measurement, presentation and disclosure of uncertain positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefits recognized and measured pursuant to the interpretation under ASC 740 are referred to as “unrecognized tax benefits.” A liability is recognized (or an amount of NOL carryover or tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authorities for a tax position that was not recognized as a result of applying the provisions of ASC 740. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months. The Company includes interest and penalties related to unrecognized tax benefits within income tax expense. There are no interest or penalties relating to tax positions during the years ended December 31, 2022, 2021 and 2020.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. As of December 31, 2022, the Company’s tax years for federal tax purposes are still open under statute from December 31, 2019 to present and from December 31, 2018 to present for state returns. Federal and state NOLs are subject to review by taxing authorities in the year utilized.
For tax years beginning after December 31, 2021, the Jobs Act eliminated the option to deduct R&D expenditures in the year incurred and requires the mandatory capitalization and amortization of these expenses over five years for expenditures incurred in the United States and over 15 years for expenditure incurred in a foreign jurisdiction. For the year ended December 31, 2022, the Company conformed to this change in tax law. The Company does not expect this provision of the Jobs Act to have a material impact on cash paid for income taxes for the foreseeable future due to available NOLs and tax credits.
17.RELATED-PARTY TRANSACTIONS
Throughout the Company’s history, the Company has obtained equity funding from strategic partners with whom the Company transacts through the ordinary course of business. As such, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of December 31, 2022 and December 31, 2021, the Company had $0.04 million and $0.4 million, respectively, of receivables, due from these customers, which are included within accounts receivable on the Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, the Company had $0.1 million, $0.5 million and $0.5 million, respectively, of hardware revenue from these customers and $0.1 million, $0.5 million and $0.3 million, respectively, of software revenue from these customers, which is included within the Consolidated Statements of Operations and Comprehensive Loss.
In January 2021, one of the Company’s existing equity holders acquired shares of Legacy Latch’s common stock from certain employees and non-employee service providers. See Note 15. Stock-Based Compensation.
18.RETIREMENT PLAN
The Company has a savings plan pursuant to Section 401(k) of the Code under which all employees meeting eligibility requirements are able to participate. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis. The Company may elect to make discretionary matching and profit-sharing contributions each year as determined annually. The Company made no employer contributions to the savings plan for the years ended December 31, 2022, 2021 and 2020.
19.SUBSEQUENT EVENTS
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
As discussed in Note 2. Restatement of Prior Period Financial Statements and Information, the Company is hereby restating its unaudited financial information for the quarterly periods within the years ended December 31, 2021 and the quarterly period ended March 31, 2022.
Below is condensed consolidated quarterly financial information for the years ended December 31, 2022 and 2021. For those periods that were reported previously, the financial information also presents the impact of the Restatement adjustments. Certain amounts reported previously have been reclassified.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations and Comprehensive Loss

Three months ended December 31, 2022
(unaudited)
Revenue
Hardware	$6,507
Software	3,675
Installation services	548
Total revenue	10,730
Cost of revenue(a)
Hardware	11,942
Software	438
Installation services	670
Total cost of revenue	13,050
Operating expenses
Research and development	8,410
Sales and marketing	4,314
General and administrative	12,394
Depreciation and amortization	1,607
Total operating expenses	26,725
Loss from operations	(29,045)
Other income, net
Change in fair value of warrant liability	203
Interest expense, net	(159)
Other expense, net	(33)
Total other income, net	11
Loss before income taxes	(29,034)
Provision for income taxes	45
Net loss	$(29,079)
Other comprehensive loss
Unrealized loss on available-for-sale securities	855
Foreign currency translation adjustment	(10)
Comprehensive loss	$(28,234)
Net loss per common share:
Basic and diluted net loss per common share	$(0.20)
Weighted average shares outstanding:
Basic and diluted	144,609,513

(a)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

As of September 30, 2022
(unaudited)
Assets
Current assets
Cash and cash equivalents	$112,320
Available-for-sale securities, current	136,807
Accounts receivable, net	7,608
Inventories, net current	33,095
Prepaid expenses and other current assets	12,948
Total current assets	302,778
Available-for-sale securities, non-current	7,665
Property and equipment, net	2,741
Internally-developed software, net	14,273
Inventories, net non-current	10,504
Other non-current assets	2,756
Total assets	$340,717
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,253
Accrued expenses	27,141
Deferred revenue, current	10,443
Other current liabilities	1,906
Total current liabilities	45,743
Deferred revenue, non-current	31,213
Warrant liability	432
Other non-current liabilities	228
Total liabilities	77,616
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 144,609,513 shares issued and outstanding as of September 30, 2022(a)	16
Additional paid-in capital	729,897
Accumulated other comprehensive (loss)	(2,305)
Accumulated deficit	(464,507)
Total stockholders’ equity	263,101
Total liabilities and stockholders’ equity	$340,717

(a)Shares issued and outstanding as of September 30, 2022 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	(unaudited)
Revenue
Hardware	$4,027	$18,025
Software	3,403	9,349
Installation services	1,409	4,851
Total revenue	8,839	32,225
Cost of revenue(a)
Hardware	4,739	27,591
Software	462	1,123
Installation services	1,604	5,115
Total cost of revenue	6,805	33,829
Operating expenses
Research and development	10,991	46,523
Sales and marketing	7,028	41,275
General and administrative	15,077	42,898
Depreciation and amortization	1,386	3,897
Total operating expenses	34,482	134,593
Loss from operations	(32,448)	(136,197)
Other income (expense), net
Change in fair value of warrant liability	389	9,355
Change in fair value of trading securities	(1,960)	(3,460)
Interest expense, net	(702)	(2,802)
Other expense, net	(78)	(109)
Total other income (expense), net	(2,351)	2,984
Loss before income taxes	(34,799)	(133,213)
Provision for income taxes	10	44
Net loss	$(34,809)	$(133,257)
Other comprehensive loss
Unrealized loss on available-for-sale securities	257	(1,642)
Foreign currency translation adjustment	12	13
Comprehensive loss	$(34,540)	$(134,886)
Net loss per common share:
Basic and diluted net loss per common share	$(0.24)	$(0.93)
Weighted average shares outstanding:
Basic and diluted	144,590,030	143,280,949

(a)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows

Nine months ended September 30, 2022
(unaudited)
Operating activities
Net loss	$(133,257)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,897
Non-cash interest expense	2,086
Change in fair value of warrant liability	(9,355)
Change in fair value of trading securities	3,460
Realized gains/losses on available-for-sale securities	47
Impairment loss on intangible assets	458
Impairment loss on internally developed software	428
Provision for non-cancellable purchase commitments and excess and obsolete inventory	70
Provision for doubtful accounts	993
Stock-based compensation expense	24,352
Changes in assets and liabilities
Accounts receivable	3,287
Inventories, net	(20,594)
Prepaid expenses and other current assets	(3,491)
Other non-current assets	(1,150)
Accounts payable	(257)
Accrued expenses	3,284
Other current liabilities	758
Other non-current liabilities	238
Deferred revenue	11,188
Net cash used in operating activities	(113,558)
Investing activities
Purchase of available-for-sale securities	(57,613)
Proceeds from maturities of available-for-sale securities	171,212
Purchases of trading securities	(250)
Purchase of property and equipment	(2,160)
Capitalized internally-developed software	(4,000)
Net cash provided by investing activities	107,189
Financing activities
Proceeds from issuance of common stock	724
Payments for tax withholding on net settlement of equity awards	(3,394)
Proceeds from revolving credit facility	1,345
Repayment of revolving credit facility	(4,714)
Net cash used in financing activities	(6,039)
Effect of exchange rates on cash	(54)
Net change in cash and cash equivalents	(12,462)
Cash and cash equivalents
Beginning of year	124,782
End of period	$112,320
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$2,376

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

As of June 30, 2022
(unaudited)
Assets
Current assets
Cash and cash equivalents	$80,598
Available-for-sale securities, current	174,945
Accounts receivable, net	12,589
Inventories, net current	28,692
Prepaid expenses and other current assets	14,647
Total current assets	311,471
Available-for-sale securities, non-current	32,431
Property and equipment, net	2,947
Internally-developed software, net	14,348
Inventories, net non-current	8,425
Other non-current assets	2,933
Total assets	$372,555
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,096
Accrued expenses	29,373
Deferred revenue, current	9,919
Other current liabilities	1,373
Total current liabilities	48,761
Deferred revenue, non-current	30,803
Warrant liability	821
Other non-current liabilities	141
Total liabilities	80,526
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 144,086,282 shares issued and outstanding as of June 30, 2022(a)	16
Additional paid-in capital	724,285
Accumulated other comprehensive (loss)	(2,574)
Accumulated deficit	(429,698)
Total stockholders’ equity	292,029
Total liabilities and stockholders’ equity	$372,555

(a)Shares issued and outstanding as of June 30, 2022 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30, 2022	Six months ended June 30, 2022
	(unaudited)
Revenue
Hardware	$4,710	$13,998
Software	3,239	5,946
Installation services	1,881	3,442
Total revenue	9,830	23,386
Cost of revenue(a)
Hardware	11,003	22,852
Software	334	661
Installation services	1,743	3,511
Total cost of revenue	13,080	27,024
Operating expenses
Research and development	16,710	35,532
Sales and marketing	16,824	34,247
General and administrative	12,341	27,820
Depreciation and amortization	1,381	2,511
Total operating expenses	47,256	100,110
Loss from operations	(50,506)	(103,748)
Other income (expense), net
Change in fair value of warrant liability	2,699	8,966
Change in fair value of trading securities	(2,500)	(1,500)
Interest expense, net	(1,263)	(2,101)
Other expense, net	(29)	(31)
Total other income (expense), net	(1,093)	5,334
Loss before income taxes	(51,599)	(98,414)
Provision for income taxes	17	34
Net loss	$(51,616)	$(98,448)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(281)	(1,899)
Foreign currency translation adjustment	(1)	1
Comprehensive loss	$(51,898)	$(100,346)
Net loss per common share:
Basic and diluted net loss per common share	$(0.36)	$(0.69)
Weighted average shares outstanding:
Basic and diluted	143,253,837	142,615,560

(a)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows

Six months ended June 30, 2022
(unaudited)
Operating activities
Net loss	$(98,448)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,511
Non-cash interest expense	1,622
Change in fair value of warrant liability	(8,966)
Change in fair value of trading securities	1,500
Realized gains/losses on available-for-sale securities	8
Impairment loss on intangible assets	428
Provision for non-cancellable purchase commitments and excess and obsolete inventory	(50)
Provision for doubtful accounts	795
Stock-based compensation expense	19,276
Changes in assets and liabilities
Accounts receivable	(1,496)
Inventories, net	(13,992)
Prepaid expenses and other current assets	(3,231)
Other non-current assets	(833)
Accounts payable	1,580
Accrued expenses	5,465
Other current liabilities	(28)
Other non-current liabilities	141
Deferred revenue	10,254
Net cash used in operating activities	(83,464)
Investing activities
Purchase of available-for-sale securities	(44,487)
Proceeds from maturities of available-for-sale securities	95,399
Purchases of trading securities	(250)
Purchase of property and equipment	(1,956)
Capitalized internally-developed software	(3,823)
Net cash provided by investing activities	44,883
Financing activities
Proceeds from issuance of common stock	707
Payments for tax withholding on net settlement of equity awards	(3,176)
Proceeds from revolving credit facility	1,345
Repayment of revolving credit facility	(4,472)
Net cash used in financing activities	(5,596)
Effect of exchange rates on cash	(7)
Net change in cash and cash equivalents	(44,184)
Cash and cash equivalents
Beginning of year	124,782
End of period	$80,598
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$1,639

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Balance Sheets

	As of March 31, 2022
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Assets
Current assets
Cash and cash equivalents	$90,959	$—		$90,959
Available-for-sale securities, current	172,993	—		172,993
Accounts receivable, net	28,967	(13,251)	HW1, SW1, OC1, RC1	15,716
Inventories, net current	18,996	7,311	HW2, OC2	26,307
Prepaid expenses and other current assets	12,047	1,164	HW3, SW3, OC3, RC3	13,211
Total current assets	323,962	(4,776)		319,186
Available-for-sale securities, non-current	71,058	—		71,058
Property and equipment, net	2,755	29	OC	2,784
Internally-developed software, net	14,411	(1,846)	IDS	12,565
Inventories, net non-current	—	2,338	OC	2,338
Other non-current assets	2,929	(67)	OC	2,862
Total assets	$415,115	$(4,322)		$410,793
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,757	$133	HW4, OC4	$5,890
Accrued expenses	24,687	697	HW5, OC5	25,384
Deferred revenue, current	7,211	1,336	HW6, SW6	8,547
Other current liabilities	2,935	197	HW7, OC7	3,132
Total current liabilities	40,590	2,363		42,953
Deferred revenue, non-current	28,484	(1,783)	HW8, OC8	26,701
Warrant liability	3,520	—		3,520
Other non-current liabilities	178	—		178
Total liabilities	72,772	580		73,352
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 142,237,954 shares issued and outstanding as of March 31, 2022(b)	32	(17)	OC	15
Additional paid-in capital	718,305	(505)	OC9, SBC[9]	717,800
Accumulated other comprehensive (loss)	(2,292)	—		(2,292)
Accumulated deficit (c)	(373,702)	(4,380)		(378,082)
Total stockholders’ equity	342,343	(4,902)		337,441
Total liabilities and stockholders’ equity	$415,115	$(4,322)		$410,793

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(10,433); SW1 $(2,184); OC1 $(1); RC1 $(633);
HW2 $10,203; OC2 $(2,892);
HW3 $100; SW3 $144; OC3 $287; RC3 $633;
HW4 $181; OC4 $(48);
HW5 $356; OC5 $341;
HW6 $509; SW6 $827;
HW7 $11; OC7 $186;
HW8 $1; OC8 $(1,784);
OC9 $17; SBC9 $(522);
(b)Shares issued and outstanding as of March 31, 2022 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.
(c)Accumulated deficit adjustment comprised of (i) $(2,734) Q1 adjustment, (ii) $(2,706) cumulative adjustments from prior periods, and (iii) $925 reversal of adoption of ASC 326.

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

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended December 31, 2021
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$10,666	$(5,161)	HW	$5,505
Software	2,650	(317)	SW	2,333
Installation services	1,206	—		1,206
Total revenue	14,522	(5,478)		9,044
Cost of revenue(b)
Hardware	15,980	(4,967)	HW1, OC1, SBC[1]	11,013
Software	240	3	SW2, OC2	243
Installation services	2,261	65	OC	2,326
Total cost of revenue	18,481	(4,899)		13,582
Operating expenses
Research and development	17,446	154	OC3, IDS[3], SBC[3]	17,600
Sales and marketing	16,383	—	OC4, SBC[4]	16,383
General and administrative	22,158	(940)	HW5, SW5, OC5, SBC[5]	21,218
Depreciation and amortization	1,072	(108)	IDS	964
Total operating expenses	57,059	(894)		56,165
Loss from operations	(61,018)	315		(60,703)
Other income (expense), net
Change in fair value of warrant liability	7,813	—		7,813
Change in fair value of trading security	50	—		50
Interest expense, net	(806)	(9)	SW6, OC6	(815)
Other income, net	6	—		6
Total other income (expense), net	7,063	(9)		7,054
Loss before income taxes	(53,955)	306		(53,649)
Provision for income taxes	(47)	53	OC	6
Net loss	$(53,908)	$253		$(53,655)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(617)	—		(617)
Foreign currency translation adjustment	(2)	—		(2)
Comprehensive loss	$(54,527)	$253		$(54,274)
Net loss per common share:
Basic and diluted net loss per common share	$(0.38)	$—		$(0.38)
Weighted average shares outstanding:
Basic and diluted	141,487,120			141,487,120

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(5,150); OC1 $208; SBC1 $(25);
SW2 $7; OC2 $(4);
OC3 $(126); IDS3 $254; SBC3 $26;
OC4 $(298); SBC4 $298;
HW5 $(544); SW5 $(200); OC5 $119; SBC5 $(315);
SW6 $14; OC6 $(23)
(b)Exclusive of depreciation and amortization shown in operating expenses below.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Balance Sheets

	As of September 30, 2021
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Assets
Current assets
Cash and cash equivalents	$240,306	$—		$240,306
Available-for-sale securities, current	88,135	—		88,135
Accounts receivable, net	18,648	(10,411)	HW1, SW1, OC1, RC1	8,237
Inventories, net	9,976	7,684	HW2, OC2	17,660
Prepaid expenses and other current assets	10,136	956	SW3, OC3, RC3	11,092
Total current assets	367,201	(1,771)		365,430
Available-for-sale securities, non-current	104,138	—		104,138
Property and equipment, net	1,653	—		1,653
Internally-developed software, net	13,037	(1,325)	IDS	11,712
Other non-current assets	1,452	(15)	OC	1,437
Total assets	$487,481	$(3,111)		$484,370
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,945	$51	OC	$5,996
Accrued expenses	12,062	134	HW4, OC4	12,196
Deferred revenue, current	4,541	1,071	HW5, SW5	5,612
Other current liabilities	2,724	—		2,724
Total current liabilities	25,272	1,256		26,528
Deferred revenue, non-current	18,818	(564)	HW6, SW6	18,254
Warrant liability	17,600	—		17,600
Other non-current liabilities	559	—		559
Total liabilities	62,249	692		62,941
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 141,112,920 shares issued and outstanding as of September 30, 2021(b)	21	(6)	OC	15
Additional paid-in capital	699,866	(838)	OC7, SBC[7]	699,028
Accumulated other comprehensive (loss)	(57)	—		(57)
Accumulated deficit	(274,598)	(2,959)		(277,557)
Total stockholders’ equity	425,232	(3,803)		421,429
Total liabilities and stockholders’ equity	$487,481	$(3,111)		$484,370

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(8,772); SW1 $(867); OC1 $(241); RC1 $(531);
HW2 $7,960; OC2 $(276);
SW3 $110; OC3 $315; RC3 $531;
HW4 $104; OC4 $30;
HW5 $355; SW5 $716;
HW6 $1; SW6 $(565);
OC7 $5; SBC7 $(843)
(b)Shares issued and outstanding as of September 30, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30, 2021				Nine months ended September 30, 2021
	(unaudited)				(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$8,474	$(4,162)	HW	$4,312	$20,520	$(7,763)	HW	$12,757
Software	2,150	(185)	SW	1,965	5,575	(506)	SW	5,069
Installation services	573	—		573	743	—		743
Total revenue	11,197	(4,347)		6,850	26,838	(8,269)		18,569
Cost of revenue(b)
Hardware	10,095	(3,718)	HW1, OC1, SBC[1]	6,377	23,690	(6,488)	HW6, OC6, SBC[6]	17,202
Software	201	1	SW2, OC2	202	508	2	SW7, OC7	510
Installation services	857	—		857	1,359	—		1,359
Total cost of revenue	11,153	(3,717)		7,436	25,557	(6,486)		19,071
Operating expenses
Research and development	11,798	(109)	OC3, IDS[3], SBC[3]	11,689	28,402	192	OC8, IDS[8], SBC[8]	28,594
Sales and marketing	9,797	(689)	OC4, SBC[4]	9,108	18,602	(622)	OC9, SBC[9]	17,980
General and administrative	11,971	(492)	HW5, SW5, OC5, SBC[5]	11,479	39,660	(81)	HW10, SW10, OC10, SBC[10]	39,579
Depreciation and amortization	825	(41)	IDS	784	2,167	(38)	IDS	2,129
Total operating expenses	34,391	(1,331)		33,060	88,831	(549)		88,282
Loss from operations	(34,347)	701		(33,646)	(87,550)	(1,234)		(88,784)
Other income (expense), net
Change in fair value of derivative liabilities	—	—		—	(12,588)	76	OC	(12,512)
Change in fair value of warrant liability	1,067	—		1,067	(3,728)	—		(3,728)
Loss on extinguishment of debt	—	—		—	(1,469)	—		(1,469)
Interest income (expense), net	(780)	11	SW	(769)	(6,971)	25	SW	(6,946)
Other income, net	(89)	—		(89)	(5)	—		(5)
Total other income (expense), net	198	11		209	(24,761)	101		(24,660)
Loss before income taxes	(34,149)	712		(33,437)	(112,311)	(1,133)		(113,444)
Provision for income taxes	90	(77)	OC	13	100	(53)	OC	47
Net loss	$(34,239)	$789		$(33,450)	$(112,411)	$(1,080)		$(113,491)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(60)	—		(60)	(60)	—		(60)

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Foreign currency translation adjustment	(1)	—	(1)	(6)	—	(6)
Comprehensive loss	$(34,300)	$789	$(33,511)	$(112,477)	$(1,080)	$(113,557)
Net loss per common share:
Basic and diluted net loss per common share	$(0.24)	$—	$(0.24)	$(1.66)	$(0.01)	$(1.67)
Weighted average shares outstanding:
Basic and diluted	140,675,490		140,675,490	67,933,833		67,933,833

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Balance Sheets

	As of June 30, 2021
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Assets
Current assets
Cash and cash equivalents	$471,999	$—		$471,999
Accounts receivable, net	12,143	(7,536)	HW1, SW1	4,607
Inventories, net	8,966	5,065	HW2, OC2	14,031
Prepaid expenses and other current assets	3,077	136	SW3, OC3	3,213
Total current assets	496,185	(2,335)		493,850
Property and equipment, net	1,157	—		1,157
Internally-developed software, net	10,145	(1,033)	IDS	9,112
Other non-current assets	1,134	(8)	OC	1,126
Total assets	$508,621	$(3,376)		$505,245
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,397	$102	OC	$4,499
Accrued expenses	11,071	269	HW4, OC4	11,340
Deferred revenue, current	3,686	453	HW5, SW5	4,139
Other current liabilities	1,101	—		1,101
Total current liabilities	20,255	824		21,079
Deferred revenue, non-current	16,880	(708)	HW6, SW6	16,172
Warrant liability	18,667	—		18,667
Other non-current liabilities	559	—		559
Total liabilities	56,361	116		56,477
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 140,522,318 shares issued and outstanding as of June 30, 2021(b)	15	—		15
Additional paid-in capital	692,600	256	SBC	692,856
Accumulated other comprehensive income	4	—		4
Accumulated deficit	(240,359)	(3,748)		(244,107)
Total stockholders’ equity	452,260	(3,492)		448,768
Total liabilities and stockholders’ equity	$508,621	$(3,376)		$505,245

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(6,426); SW1 $(1,110);
HW2 $5,182; OC2 $(117);
SW3 $103; OC3 $33;
HW4 $19; OC4 $250;
HW5 $(49); SW5 $502;
HW6 $1; SW6 $(709)
(b)Shares issued and outstanding as of June 30, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

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

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Balance Sheets

	As of March 31, 2021
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Assets
Current assets
Cash and cash equivalents	$46,542	$788	OC	$47,330
Accounts receivable, net	9,165	(6,937)	HW1, SW1	2,228
Inventories, net	7,747	4,597	HW2, OC2	12,344
Prepaid expenses and other current assets	6,520	(670)	SW3, OC3	5,850
Total current assets	69,974	(2,222)		67,752
Property and equipment, net	951	17	OC	968
Internally-developed software, net	8,408	(928)	IDS	7,480
Other non-current assets	1,116	(4)	OC	1,112
Total assets	$80,449	$(3,137)		$77,312
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,530	$83	OC	$5,613
Accrued expenses	7,112	(9)	HW4, OC4, RC4	7,103
Deferred revenue, current	3,189	363	HW5, SW5	3,552
Other current liabilities	470	—		470
Total current liabilities	16,301	437		16,738
Deferred revenue, non-current	14,613	(1,431)	SW	13,182
Term loan, net	6,011	—		6,011
Convertible notes, net	56,305	—		56,305
Other non-current liabilities	1,670	27	RC	1,697
Total liabilities	94,900	(967)		93,933
Commitments and contingencies (see Note 12)
Redeemable convertible preferred stock: $0.00001 par value, 71,204,457 shares authorized, 71,069,463 shares issued and outstanding as of March 31, 2021; liquidation preference $165,562(b)	160,605	—		160,605
Stockholders’ Equity
Common stock, $0.0001 par value, 113,000,000 shares authorized, and 13,597,095 shares issued and outstanding as of March 31, 2021(b)	—	—		—
Additional paid-in capital	25,230	164	SBC	25,394
Accumulated other comprehensive income	2	—		2
Accumulated deficit	(200,288)	(2,334)		(202,622)
Total stockholders’ equity	(175,056)	(2,170)		(177,226)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$80,449	$(3,137)		$77,312

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(5,225); SW1 $(1,712);
HW2 $4,635; OC2 $(38);
SW3 $111; OC3 $(781);
HW4 $40; OC4 $(22); RC4 $(27);
HW5 $2; SW5 $361
(b)Shares issued and outstanding as of March 31, 2021 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31, 2021
	(unaudited)
	Previously Reported	Adjustments	Category Reference(a)	Restated
Revenue
Hardware	$5,014	$(1,517)	HW	$3,497
Software	1,615	(138)	SW	1,477
Total revenue	6,629	(1,655)		4,974
Cost of revenue(b)
Hardware	6,028	(1,204)	HW1, OC1	4,824
Software	134	—		134
Total cost of revenue	6,162	(1,204)		4,958
Operating expenses
Research and development	9,615	227	OC2, IDS[2], SBC[2]	9,842
Sales and marketing	3,750	25	OC3, SBC[3]	3,775
General and administrative	17,696	(181)	HW4, SW4, OC4, SBC[4]	17,515
Depreciation and amortization	653	14	IDS	667
Total operating expenses	31,714	85		31,799
Loss from operations	(31,247)	(536)		(31,783)
Other income (expense), net
Change in fair value of derivative liabilities(c)	(3,597)	76	OC	(3,521)
Interest income (expense), net	(3,318)	5	SW	(3,313)
Other income, net(c)	61	—		61
Total other income (expense), net	(6,854)	81		(6,773)
Net loss	$(38,101)	$(455)		$(38,556)
Other comprehensive loss
Foreign currency translation adjustment	(7)	—		(7)
Comprehensive loss	$(38,108)	$(455)		$(38,563)
Net loss per common share:
Basic and diluted net loss per common share	$(3.65)	$(0.04)		$(3.69)
Weighted average shares outstanding:
Basic and diluted	10,438,778	—		10,438,778

(a)Category references are described in Note 2. Restatement of Prior Period Financial Statements and Information. Where adjustments relate to multiple categories, the adjustment amounts of each category are noted below and sum to the total adjustment reflected in the table above:
HW1 $(1,303); OC1 $99;
OC2 $59; IDS2 $134; SBC2 $34;
OC3 $24; SBC3 $1;
HW4 $(6); SW4 $(4); OC4 $(75); SBC4 $(96)
(b)Exclusive of depreciation and amortization shown in operating expenses below.
(c)In prior financial statements, amount was included in Other Expense.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Latch, Inc. and Subsidiaries
Comparison of previously reported and restated Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2021
	(unaudited)
	Previously Reported	Adjustments	Restated
Operating activities
Net loss	$(38,101)	$(455)	$(38,556)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	653	14	667
Non-cash interest expense	1,934	—	1,934
Change in fair value of derivative liabilities	3,597	(76)	3,521
Provision for excess and obsolete inventory	9	—	9
Provision for doubtful accounts	171	(12)	159
Stock-based compensation expense	14,493	(109)	14,384
Changes in assets and liabilities
Accounts receivable	(1,108)	337	(771)
Inventories, net	537	(295)	242
Prepaid expenses and other current assets	(2,424)	8	(2,416)
Other non-current assets	(53)	—	(53)
Accounts payable	1,732	138	1,870
Accrued expenses	1,331	(321)	1,010
Other non-current liabilities	620	—	620
Deferred revenue	2,279	488	2,767
Net cash used in operating activities	(14,330)	(283)	(14,613)
Investing activities
Purchase of property and equipment	(290)	(9)	(299)
Capitalized internally-developed software	(1,446)	182	(1,264)
Net cash used in investing activities	(1,736)	173	(1,563)
Financing activities
Proceeds from issuance of common stock	2,035	898	2,933
Proceeds from revolving credit facility	53	—	53
Net cash provided by financing activities	2,088	898	2,986
Effect of exchange rates on cash	(9)	—	(9)
Net change in cash and cash equivalents	(13,987)	788	(13,199)
Cash and cash equivalents
Beginning of year	60,529	—	60,529
End of period	$46,542	$788	$47,330
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$21	$46	$67
Capitalization of transaction costs	$3,412	$(308)	$3,104
Accrued fixed assets	$67	$7	$74
Receivable from option exercises	$781	$(781)	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Background
As described more fully in the Explanatory Note to this Form 10-K, the Audit Committee, with the assistance of independent legal and accounting advisors, conducted an internal investigation of matters relating to the Company’s key performance indicators and revenue recognition practices for certain transactions, including the accounting treatment, financial reporting and internal controls related to such transactions.
As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on the Company’s current and historical financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 would be restated. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements. As a result, the Company is hereby restating those financial statements to correct the errors identified. As further detailed below, the Company identified errors related to, among other items: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, (v) stock-based compensation and (vi) errors in certain key performance indicators, including “bookings” and related metrics.
Evaluation of Disclosure Controls and Procedures
Our current management, including our interim CEO and interim CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-K. Based on this evaluation, our interim CEO and interim CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to December 31, 2022, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis. During 2022, the Company completed multiple reductions in force that impacted approximately 245 employees or approximately 51% of the Company’s full-time employees. The Company also experienced management changes, including the March 2022 transition of the Company’s Chief Financial Officer. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness and contributed to additional material weaknesses identified as of December 31, 2022.
While we believe that our efforts described below have improved our internal control over financial reporting, further validation and testing of the design and effectiveness of the relevant internal controls over a sustained period is necessary before we can determine whether the 2021 Material Weakness has been remediated.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, based upon the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO

Framework”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error, the overriding of controls or fraud. Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
Management conducted an evaluation of the effectiveness of internal control over financial reporting and based upon the criteria set forth in the COSO Framework. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described below and the 2021 Material Weakness previously described which continued to exist as of December 31, 2022.
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
These material weaknesses described in the paragraphs above contributed to material accounting errors identified and corrected as indicated in the financial statements included in this Form 10-K. If we fail to adequately remediate these material weaknesses, there could be additional material misstatements that may not be prevented or detected.
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
Changes in Internal Control Over Financial Reporting
Other than described above in this Item 9A, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(b) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended December 31, 2022 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Board of Directors
Raju Rishi, Lead Independent Director
Mr. Rishi, age 58, has served as a member of our Board since the closing of the Business Combination in June 2021 and as the Lead Independent Director since March 2022. Mr. Rishi is a General Partner at RRE Ventures, where he focuses on business primarily in enterprise technology, healthcare IT and AI. He serves on the board of a number of private companies, including Redox, a modern API for healthcare, imgix, an image optimization platform, PartnerStack, a partner and channel management platform, Ostro, a full-stack digital health marketing platform for the pharmaceutical industry, and Tive, a supply chain tracking platform, among others. Prior to joining RRE Ventures in 2015, Mr. Rishi was a Venture Partner at Sigma Prime Ventures in Boston from 2012 to 2015. Mr. Rishi has extensive career experience as an entrepreneur and operator. He is the founder of several startups in the mobile and enterprise software sectors. Prior to that, Mr. Rishi held executive roles at AT&T and Lucent. Mr. Rishi is a graduate of the Massachusetts Institute of Technology, where he holds B.S. and M.S. degrees in Materials Science and Engineering. We believe that Mr. Rishi is qualified to serve on our Board due to his extensive experience in identifying and investing in cutting-edge technology companies, his executive leadership, management, and business experience, and his experience serving on the board of directors of numerous private companies.
Peter Campbell
Mr. Campbell, age 60, has served as a member of our Board since the closing of the Business Combination in June 2021. Mr. Campbell formerly served on the board of Tufin Software Technologies, Ltd., a New York Stock Exchange-listed security policy management company headquartered in Tel Aviv, Israel. Mr. Campbell also serves on the board and as the chairman of the Audit Committee of Dataiku Inc., an AI platform company headquartered in New York. From 2006 to 2019, Mr. Campbell served as Chief Financial Officer of Mimecast Ltd., a Nasdaq-listed company specializing in cloud-based email management, where he also served as a director from 2007 to 2015. He previously served as Chief Financial Officer of SR Telecom Inc. a Nasdaq and Toronto Stock Exchange-listed global broadband wireless systems manufacturer, where he was employed from 2002 to 2006. Prior to that, Mr. Campbell was an auditor at Ernst & Young LLP in Canada in the technology sector. Mr. Campbell is a CPA and holds a Bachelor of Commerce degree and a Graduate Diploma in accounting from the John Molson School of Business at Concordia University in Canada, where he also served as a lecturer. We believe that Mr. Campbell is qualified to serve on our Board due to his extensive financial, operational and investment expertise, including his experience serving as Chief Financial Officer of a publicly traded company and as an auditor at a global accounting firm, as well as his substantial experience serving on the board of directors of publicly traded companies.
Patricia Han
Ms. Han, age 53, has served as a member of our Board since the closing of the Business Combination in June 2021. Ms. Han is Chief Executive Officer of Mistplay, Inc., a mobile gaming platform. Prior to taking that position in September 2024, Ms. Han was an Entrepreneur in Residence at RRE Ventures, a role she started in October 2023. She was the Chief Executive Officer of MyFitnessPal, a health and fitness tracking app, from April 2021 to June 2023. She serves on the board of directors of Empire State Realty Trust, a New York Stock Exchange-listed real estate investment trust company, and is a member of the compensation, finance and nominating and governance committees. She previously served on the board of directors of Nutrisystem, Inc., a Nasdaq-listed leading provider of health and wellness and weight management products and services, from 2018 to 2019. From February 2020 to April 2021, she served as Chief Product Officer of Care.com, the largest U.S. marketplace connecting families and caregivers. From 2017 to 2020, Ms. Han served as Chief Executive Officer of Daily Burn, a leading fitness tech brand. Prior to Daily Burn, Ms. Han served as Chief Product Officer at Dotdash (formerly About.com), one of the largest content publishers on the Internet, from 2013 to 2017. Care.com, Daily Burn and Dotdash are each operating businesses of IAC. Ms. Han also previously served as the Senior Vice President of Product Management at WebMD from 2012 to 2013, and as Vice President of Product Development and General Manager of Commerce for DailyCandy from 2009 to 2012. Her professional experience includes leading product management teams at a variety of technology start-ups including Vindigo, Rave Wireless, and Juno Online Services. She earned her Bachelor of Arts in 1993 from Cornell University. We believe that Ms. Han is qualified to serve on our Board due to her extensive experience as a chief product officer at several technology companies, her significant management, business, and executive leadership experience, and her substantial experience serving on the board of directors of publicly traded companies.

Allen Smith
Mr. Smith, age 67, has served as a member of our Board since the closing of the Business Combination in June 2021. Mr. Smith is the Managing Partner of Mohari Hospitality, a family office-backed investment platform. From 2020 to 2021, he was President of Cadre, a financial technology company that provides individuals and institutions direct access to large commercial real estate properties. Prior to joining Cadre in 2020, Mr. Smith was the President and CEO of Four Seasons Hotels & Resorts from 2013 to 2018, where he oversaw significant growth in the business and financial performance of Four Seasons. Prior to that, Mr. Smith spearheaded Prudential Real Estate Investors’ growth into a global organization as Chief Executive Officer from 2008 to 2013, during which time he also played a substantial role in capital raising efforts. Mr. Smith is a graduate of Cornell University, where he holds an M.S in Hotel/ Motel Administration/ Management and a B.S. in Sociology. We believe that Mr. Smith is qualified to serve on our Board due to his extensive experience in the real estate and hospitality industries and his significant executive leadership, business, and investment experience.
Rob Speyer
Mr. Speyer, age 55, has served as a member of our Board since the closing of the Business Combination in June 2021. Mr. Speyer also served as a member of the board of TSIA before the closing of the Business Combination. He has been the Chief Executive Officer of Tishman Speyer since 2008. Rob has led the firm’s global expansion, doubling its assets under management to more than $65 billion, delivering nearly 70 million square feet of mixed-use development and redevelopment projects globally, and adding more than 13,000 units to its residential portfolio and development pipeline. Today, over 8,000 residents and nearly 1,900 industry-leading customers live and work in Tishman Speyer’s portfolio across 36 markets in the United States, Asia, Europe and Latin America. Mr. Speyer has driven the firm’s diversification strategy, which has included the creation of new business lines, such as housing, industrial, life science, proptech investing, and expansion into new markets. Under Rob’s leadership, Tishman Speyer is also pursuing the next generation of dynamic, large-scale urban neighborhoods through partnerships with institutions such as Harvard University, the San Francisco Giants and Beijing Capital Steel. Mr. Speyer is Co-Chair of the Partnership for New York City and has served as Chair of the Advisory Board of the Mayor’s Fund to Advance New York City across three mayoral administrations. He previously served as the youngest ever Chairman of the Real Estate Board of New York and as Vice Chair of the Shanghai Mayor’s International Business Leaders Advisory Council. Mr. Speyer also serves on numerous Boards and councils for New York City institutions. He is active on the Board of Trustees of New York-Presbyterian, where he serves on the Executive Committee and as Chairman of the Real Estate Committee, and St. Patrick’s Cathedral, where he was Co-Chairman of the Construction Committee overseeing the New York City landmark’s restoration and renovation. We believe that Mr. Speyer is qualified to serve on our Board due to his extensive experience in the real estate industry and his significant executive leadership, business and investment experience.
Andrew Sugrue
Mr. Sugrue, age 35, has served as a member of our Board since the closing of the Business Combination in June 2021. Mr. Sugrue is a Founding Partner at Avenir, a private investment firm. He serves on the board of directors of a number of private companies. Prior to founding Avenir in 2017, Mr. Sugrue worked at Shumway Capital from 2016 to 2017, L Catterton from 2014 to 2016, and Peter J Solomon Company from 2012 to 2014. As a Robertson Scholar, he received a Master of Management Studies from the Fuqua School of Business at Duke University and a B.A. from the Honors Program at the University of North Carolina at Chapel Hill. We believe that Mr. Sugrue is qualified to serve on our Board due to his extensive experience in identifying and investing in category-defining technology companies and his experience serving on the board of directors of numerous private companies.
Information about our Executive Officers
Jason Keyes, Interim Chief Executive Officer
Mr. Keyes, age 44, was appointed as our Interim Chief Executive Officer in January 2023. He serves as a Partner and Managing Director of AlixPartners, a global consulting firm, a role he has held since 2021. He previously served as a Director of AlixPartners from 2018 to 2021. Prior to that, Mr. Keyes was with Zolfo Cooper, a financial advisory and interim management firm, from 2008 until its acquisition by AlixPartners in 2018. He has more than 15 years of turnaround, corporate finance, and restructuring experience spanning such industries as technology, transportation, retail, energy, aerospace, and infrastructure. Mr. Keyes has a Bachelor of Business Administration degree and a Master of Accounting degree from the College of William & Mary and a Master of Business Administration degree from the University of Virginia’s Darden School of Business. He is a Chartered Financial Analyst (Charterholder) and a certified public accountant.

Marc Landy, Interim Chief Financial Officer
Mr. Landy, age 64, was appointed as our Interim Chief Financial Officer in January 2023. He served as a Director of AlixPartners from 2008 to 2022, and was promoted to his current role as a Partner in 2023. Mr. Landy has more than 35 years of professional experience in various accounting-related disciplines. He has advised management teams, investors, boards of directors, board committees, and other stakeholders in matters involving accounting, financial reporting, and financial operations in high-impact situations. Mr. Landy has a Bachelor of Science degree in accounting from the University of Florida. He is a certified public accountant and a Chartered Global Management Accountant.
Jamie Siminoff, Chief Strategy Officer
Mr. Siminoff, age 48, is our Chief Strategy Officer and has served in this role since the closing of the HDW Acquisition in July 2023. He will cease to serve in the role as of December 31, 2024. Mr. Siminoff also serves on the board and as a member of the Audit and Cyber Committees of Jabil, Inc., an American multinational manufacturing company involved in the design, engineering, and manufacturing of electronic circuit board assemblies and systems. Mr. Siminoff is a lifelong inventor and entrepreneur who created a novel Wi-Fi video doorbell in 2011. That doorbell transformed into Ring LLC, a whole-home security company that was acquired by Amazon.com, Inc. in 2018. Mr. Siminoff served as Chief Executive Officer of Ring from its inception until March 2023, when he took the role of Ring’s Chief inventor. Prior to Ring, Mr. Siminoff founded and sold several successful ventures, including PhoneTag, a voicemail-to-text company. Since his successful exit from Ring, Mr. Siminoff has been investing in residential, multifamily real estate while simultaneously building HDW, which he founded in 2022. Mr. Siminoff holds his Bachelor of Science in Entrepreneurship from Babson College.
Corporate Governance
Corporate Governance Guidelines and Code of Ethics
Our business affairs are managed under the direction of our Board. The Board has adopted Corporate Governance Guidelines, which are reviewed annually, to formalize certain policies and procedures, and a Code of Business Conduct and Ethics (the “Code of Ethics”) to prescribe standards for all Latch officers, directors and employees. The Corporate Governance Guidelines and the Code of Ethics are available on Latch’s website via the “Governance” link on investors.latch.com. We will post any amendments to and waivers of the Code of Ethics on our website to the extent applicable to an executive officer or a director of Latch. The information on our website should not be deemed incorporated in this Form 10-K.
Independence of Directors
Our Corporate Governance Guidelines provide that a majority of our directors should be independent. The Board makes all determinations with respect to director independence on a case-by-case basis in accordance with Nasdaq listing standards and the rules and regulations promulgated by the SEC. In early 2023 and 2024, the Board undertook annual reviews of director independence, which included considering transactions and relationships between each director or any member of a director’s immediate family and Latch. In particular, the Board considered whether any director or family member has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his or her responsibilities. After this review, our Board determined that all of our directors are “independent directors” as defined under the rules of the SEC and Nasdaq. No member of, or nominee for, our Board has a family relationship with any executive officer or other member of our Board.
Mr. Schoenfelder, the Company’s former Chief Executive Officer and Chairman of the Board, was not considered an independent director while on the Board.
Board Committees
The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the standing committees is governed by a charter, all of which are available on Latch’s website via the “Governance” link on investors.latch.com.
The Audit Committee is responsible for, among other things:

•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;
•overseeing our financial and accounting controls and compliance with legal and regulatory requirements;
•reviewing our policies on risk assessment and risk management;
•reviewing related person transactions; and
•establishing and maintaining procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters.
Our Board has affirmatively determined that Messrs. Campbell, Rishi and Smith each meet the heightened definition of “independent director” for purposes of serving on the Audit Committee under SEC and Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board has determined that Messrs. Campbell and Smith both qualify as “audit committee financial experts.”
The Compensation Committee is responsible for, among other things:
•reviewing and approving the corporate goals and objectives with respect to the compensation of our Chief Executive Officer;
•evaluating the performance of, and reviewing and approving (either alone or, if directed by the Board, in conjunction with a majority of the independent members) the compensation for, our Chief Executive Officer;
•overseeing an evaluation of the performance of, and reviewing and setting (or making recommendations to our Board regarding) the compensation for, our other executive officers;
•reviewing and approving or making recommendations to our Board regarding our incentive compensation and equity-based plans, policies, and programs;
•reviewing and approving all employment agreements and severance arrangements for our executive officers;
•making recommendations to our Board regarding the compensation of our directors; and
•retaining and overseeing any compensation consultants.
Our Board has affirmatively determined that Messrs. Rishi and Smith each meet the definition of “independent director” for purposes of serving on the Compensation Committee under Nasdaq rules and are “non-employee directors” under SEC rules.
The Nominating and Corporate Governance Committee is responsible for, among other things:
•identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board;
•overseeing succession planning for our Chief Executive Officer and other executive officers;
•periodically reviewing our Board’s leadership structure and recommending any proposed changes to our Board;
•overseeing an annual evaluation of the effectiveness of our Board and its committees; and
•regularly reviewing and suggesting changes, as appropriate, to the Corporate Governance Guidelines.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than ten percent of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on (i) review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC and (ii) written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than ten percent of our common stock were filed on a timely basis during the year ended December 31, 2022.

Item 11. Executive Compensation
We are providing executive and director compensation disclosure pursuant to Item 402 of Regulation S-K for each of the years ended December 31, 2022 and December 31, 2023, respectively.
2022 Executive Compensation
2022 Summary Compensation Table
The following table contains information about the compensation earned by our named executive officers, Luke Schoenfelder, Garth Mitchell, Barry Schaeffer, Michael Brian Jones and Ali Hussain, during the years ended December 31, 2022 and 2021 (together, the “2022 NEOs”).

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)	All Other Compensation ($)	Total
Luke Schoenfelder, Chief Executive Officer	2022	500,000	─	─	─	500,000
	2021	401,553	─	─	500(4)	402,053
Garth Mitchell, Former Chief Financial Officer(5)	2022	150,000	─	2,053,120	452,000(6)	2,655,120
	2021	350,777	─	5,049,294	500(4)	5,400,571
Barry Schaeffer, Interim Chief Financial Officer(7)	2022	280,000	141,667(8)	656,184	─	1,077,851

Michael Brian Jones, Chief Technology Officer	2022	325,000	─	─	─	325,000
	2021	297,178	─	3,555,060	500(4)	3,852,738
Ali Hussain, Former Chief Operating Officer(9)	2022	166,667	─	─	523,613(10)	690,280
	2021	348,636	─	3,627,677	500(4)	3,976,813

(1)Reflects the 2022 NEO’s position as of December 31, 2022.
(2)Represents base salary earned by the 2022 NEO in the year shown. The base salary of each 2022 NEO, other than Mr. Schaeffer, who was not a named executive officer in 2021, was adjusted when the 2021 Employment Agreements (as defined below) became effective on June 4, 2021. See “Elements of Direct Compensation and 2022 Compensation Decisions—Base Salary” below.
(3)Amounts reflect the full grant-date fair value of restricted stock units (“RSUs”) granted in the year shown based on the closing trading price of our common stock on the date of grant and computed in accordance with ASC Topic 718. The amount shown for Mr. Mitchell in 2022 reflects the incremental fair value of the awards associated with modifications made to accelerate vesting in connection with the termination of his employment, computed in accordance with ASC Topic 718. The amounts shown are not necessarily the amounts the 2022 NEOs would realize when or if the RSUs vested.
(4)Represents a work-from-home stipend paid to all employees.
(5)Mr. Mitchell ceased to be an executive officer on March 28, 2022.
(6)Represents the total severance payments agreed to be made to Mr. Mitchell, payable in equal semi-monthly installments over a one-year period beginning in May 2022.
(7)Mr. Schaeffer was not a named executive officer in 2021.
(8)Represents the total semi-monthly bonus payments paid to Mr. Schaeffer for his service as Interim Chief Financial Officer.
(9)Mr. Hussain ceased to be an executive officer of the Company on March 28, 2022.
(10)Represents a $452,000 lump sum severance payment made to Mr. Hussain in June 2022 and $71,613 paid in 2022 to Mr. Hussain for consulting services provided after his termination as a full-time employee of the Company.

Elements of 2022 Executive Compensation
The primary elements of our 2022 NEOs’ compensation and the main objectives of each are shown below.

Category	Compensation Element	Purpose	Form of Payment
Annual, fixed	Base salary	Attract and retain talented executives, recognize individual roles and responsibilities, and provide stable income.	Cash
Annual, at-risk	Annual performance-based incentive bonus	Promote short-term performance objectives and reward executives for their contributions toward achieving those objectives.	Cash
Long-term equity	Equity-based long-term incentive compensation	Align executives’ interests with our stockholders’ interests, emphasize long-term financial and operational performance, and help retain executive talent.	RSUs that vest (generally subject to continued employment) in 12 equal quarterly installments
In addition, in 2022, our 2022 NEOs were eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees.
Base Salary
Base salaries reflect the 2022 NEOs’ respective positions, duties and responsibilities. Base salaries are an important part of the 2022 NEOs’ total compensation packages because they provide a reasonable degree of financial certainty and stability. Our Compensation Committee and Board annually review and determine the base salaries for our 2022 NEOs. In 2022, our 2022 NEOs were entitled to receive the following base salaries: Mr. Schoenfelder: $500,000; Mr. Mitchell: $400,000; Mr. Schaeffer: $280,000; Mr. Jones: $325,000 and Mr. Hussain: $400,000. There were no changes to our 2022 NEOs’ base salaries in 2022.
Annual Incentive Compensation
In 2022, each 2022 NEO was eligible to receive an annual performance-based cash bonus based on a specified target amount, expressed as a percentage of base salary. The 2022 target bonuses for each 2022 NEO are shown below.

Name	2022 Target Bonus ($)	2022 Target Bonus as a Percentage of Base Salary (%)
Luke Schoenfelder	50,000	10
Garth Mitchell	52,000	13
Barry Schaeffer	56,000	20
Michael Brian Jones	48,750	15
Ali Hussain	52,000	13
The Compensation Committee did not fix specific performance goals for the 2022 NEOs’ 2022 annual bonuses. Instead, those bonuses would have been based on the Compensation Committee’s assessment of Latch’s performance, particularly related to stock and financial performance.
In light of the Company’s 2022 performance, the Compensation Committee and management jointly determined that the 2022 NEOs would not receive any 2022 annual cash bonuses.
Guaranteed Bonus Payments
Beginning with his promotion to Interim Chief Financial Officer in March 2022, Mr. Schaeffer received semi-monthly non-performance based bonus payments of $7,000 during 2022.
Equity-Based Long-Term Incentive Awards
We view equity-based compensation as an important component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns the interests of executives with those of our stockholders.

Our Compensation Committee believes equity-based compensation also reinforces our commitment to ensuring a strong link between our performance and pay. Our general practice has been to grant equity awards to each executive officer upon hire. We also generally expect to grant equity awards to executive officers annually for performance and retention purposes. Equity-based awards may also be granted for achieving specific milestones.
In 2022, we granted a total of 176,816 RSUs to Mr. Schaeffer, which generally vest in 12 equal quarterly installments. Other than Mr. Schaeffer, none of our 2022 NEOs received grants of RSUs in 2022.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each 2022 NEO as of December 31, 2022. Mr. Mitchell ceased to be an executive officer of the Company on March 28, 2022 and did not hold any outstanding equity incentive plan awards as of December 31, 2022.

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Luke Schoenfelder	5/12/2016	1,795,003	─	0.2229	5/11/2026	—	—
	11/7/2018	3,128,391	─	0.6800	11/6/2028	—	—
Garth Mitchell	—	—	—	—	—	—	—
Barry Schaeffer	8/9/2021	—	—	—	—	26,537(2)	18,841
	02/22/2022	—	—	—	—	58,939(3)	41,847
	03/14/2022	—	—	—	—	14,734(3)	10,461
	05/17/2022	—	—	—	—	39,293(4)	27,898
Michael Brian Jones	2/9/2015	126,933	─	0.1338	2/8/2025	—	—
	05/12/2016	876,629	─	0.2229	5/11/2026	—	—
	11/7/2018	1,514,682	─	0.6800	11/6/2028	—	—
	9/13/2021	—	—	—	—	153,728(5)	109,147
Ali Hussain	11/7/2018	592,460	—	0.6800	11/6/2028	—	—

(1)Amounts are calculated by multiplying the number of shares shown in the table by the $0.71 per share closing price of our common stock on December 30, 2022.
(2)Represents unvested RSUs as of December 31, 2022, which were scheduled to vest in quarterly installments from February 2, 2023 through August 2, 2024, subject to continued service through each vesting date.
(3)Represents unvested RSUs as of December 31, 2022, which were scheduled to vest in quarterly installments from January 1, 2023 through January 1, 2025, subject to continued service through each vesting date.
(4)Represents unvested RSUs as of December 31, 2022, which were scheduled to vest in quarterly installments on January 1, 2023 and April 1, 2023, subject to continued service through each vesting date.
(5)Represents unvested RSUs as of December 31, 2022, which were scheduled to vest in quarterly installments from January 1, 2023 through July 1, 2024, subject to continued service through each vesting date.
Other Compensation and Benefits
Retirement Savings, Health, and Welfare Benefits
We maintain a 401(k) retirement savings plan for our employees, including our 2022 NEOs, who satisfy certain eligibility requirements. Our 2022 NEOs were eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing this vehicle for tax-deferred retirement savings adds to the overall desirability of our executive compensation package and is consistent with market practice.

Employee Benefits
All of our full-time employees, including our 2022 NEOs, are eligible to participate in our health and welfare plans, including medical, dental, and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life insurance. We believe these benefits are necessary and appropriate to provide a competitive compensation package to our 2022 NEOs.
We generally do not provide perquisites to our named executive officers, and we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances following approval of the Compensation Committee.
We do not generally provide any tax “gross-ups” to our named executive officers.
Potential Payments Upon Termination or Change in Control
The descriptions below reflect payments upon termination or change in control that would have been payable under the terms of the agreements described below.
2021 Employment Agreements
In connection with the Business Combination, on January 24, 2021, each of the 2022 NEOs, other than Mr. Schaeffer, became a party to an employment agreement, effective upon the June 4, 2021 closing of the Business Combination (the “2021 Employment Agreements”). Pursuant to the 2021 Employment Agreements, in the event of a termination of a 2022 NEO’s employment for any reason, the executive would generally be entitled to receive earned but unpaid salary, any owed accrued expenses and any amounts payable under any benefit plans, programs or arrangements that such 2022 NEO participates in or benefits from. If a 2022 NEO’s employment was terminated due to death or disability, the executive (or the executive’s estate) would also be entitled to (i) any unpaid annual bonus earned in the prior fiscal year (the “Accrued Annual Bonus”) and (ii) a prorated annual bonus for the year in which termination occurs (the “Pro-Rated Bonus”), in each case as determined by the Board based on actual performance achieved (with any subjective individual performance goals treated as achieved at not less than target).
If a 2022 NEO’s employment was terminated either by Latch without “cause” or by the 2022 NEO for “good reason” (each as defined in the applicable 2021 Employment Agreement), subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, such 2022 NEO would be entitled to: (i) the sum of his base salary and target bonus at the time of termination (the “Cash Severance Payment”), payable over a 12-month period, (ii) his Accrued Annual Bonus and Pro-Rated Bonus and (iii) payment of premiums incurred for the 2022 NEO’s participation in coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), pursuant to a Company-sponsored group health plan, less the amount the 2022 NEO would have paid to receive such coverage as an employee (the “COBRA Payments”), ending upon the earliest of (a) the one-year anniversary of termination, (b) the date the 2022 NEO ceases to be eligible for COBRA, or (c) the date the 2022 NEO becomes eligible for coverage from a subsequent employer.
If a 2022 NEO’s employment was terminated by Latch without cause or by the 2022 NEO for good reason within three months prior to, or 24 months following, a “change in control” (as defined in the applicable 2021 Employment Agreement), subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, such 2022 NEO would be entitled to: (i) the Cash Severance Payment, payable in a lump sum within 30 days following the date of his termination, (ii) his Accrued Annual Bonus and Pro-Rated Bonus, (iii) the COBRA Payments and (iv) full acceleration of the vesting of any outstanding unvested equity incentive awards.
Each 2022 NEO was subject to certain restrictive covenants, including confidentiality and one-year non-compete and non-solicitation covenants, under his 2021 Employment Agreement.
Schaeffer Severance Benefits Agreement
On December 2, 2022, the Company entered into the Benefits Agreement with Mr. Schaeffer. The Benefits Agreement had a one-year term (the “Schaeffer Benefits Term”). Pursuant to the Benefits Agreement, upon a termination without cause during the Schaeffer Benefits Term, Mr. Schaeffer was entitled to receive an amount in cash equal to, as of the date of termination, one-half the sum of his base salary plus, if he was Interim Chief Financial Officer as of termination, his annualized Interim Chief Financial Officer monthly bonus (the “CFO Bonus” and, together with his base salary, the “Executive Cash Compensation”). If Mr. Schaeffer was terminated without cause during the Schaeffer Benefits Term and was moved to a position other than Interim Chief Financial Officer or Chief Financial Officer less than four months prior to termination, he was entitled to receive an amount in cash equal to one-half of Mr. Schaeffer’s Executive Cash Compensation as of his final day serving as Interim Chief Financial Officer. In both instances, Mr. Schaeffer was also entitled to receive six months of premium payments under COBRA.
During the Schaeffer Benefits Term, upon termination without cause or resignation with good reason in the three-month period prior to a change of control or on or within 12 months following a change of control, Mr. Schaeffer was entitled to receive an amount in cash equal to, as of the date of termination, the sum of his Executive Cash Compensation and annual target bonus. If in connection with a change in control and during the Schaeffer Benefits Term, Mr. Schaeffer was terminated without cause or resigned with good reason in the three month period prior to a change of control or on or within 12 months following a change of control and Mr. Schaeffer was moved to a position other than Interim Chief Financial Officer or Chief Financial Officer less than four months prior to termination, he was entitled to receive an amount in cash equal to the sum of his Executive Cash Compensation plus his annual target bonus, in each case, as of his final day serving as Interim Chief Financial Officer. In both instances, Mr. Schaeffer was also entitled to 12 months of premium payments under COBRA and the acceleration of the vesting of 50% of his then-unvested equity awards.
2022 Severance Payments
In March 2022, the Company and Mr. Mitchell entered into an agreement setting forth the terms and conditions of Mr. Mitchell’s termination of employment and his non-employee advisory services through August 2022. Pursuant to that agreement, subject to Mr. Mitchell’s compliance with the restrictive covenants in any written agreements between Mr. Mitchell and the Company, Mr. Mitchell received cash severance in the amount of $452,000 and the acceleration of the vesting of 100% of his outstanding unvested stock options and restricted stock units.
In May 2022, the Company and Mr. Hussain entered into an agreement setting forth the terms and conditions of Mr. Hussain’s termination of employment and his non-employee advisory services. Pursuant to that agreement, Mr. Hussain received separation compensation of $452,000 and the accelerated vesting of 100% of his outstanding RSUs.
Non-Employee Director Compensation
We have designed our compensation program for our non-employee directors to attract, motivate and retain individuals who are committed to our culture and goals and who have the necessary skills and experience to achieve those goals. Non-employee director compensation is recommended by the Compensation Committee, with the input of its independent compensation consultant, and approved by the Board.
Following the completion of the Business Combination, and based on input from the Compensation Committee’s independent compensation consultant following a market review, we instituted the following annual compensation program for our non-employee directors.

Who Receives	Type of Compensation	Annual Amount
All non-employee directors	Annual cash retainer, paid quarterly in arrears(1)	$40,000
Committee members other than chairs	Additional annual cash retainer, paid quarterly in arrears(1)	Audit: $9,000 Compensation: $5,000 Nominating and Corporate Governance: $4,000
Committee chairs	Additional annual cash retainer, paid quarterly in arrears(1)	Audit: $18,000 Compensation: $10,000 Nominating and Corporate Governance: $8,000
Lead Independent Director	Additional annual cash retainer, paid quarterly in arrears(1)	$20,000
All non-employee directors	RSU grant, vesting at subsequent annual meeting of stockholders	Continuing directors: $150,000 New directors: $250,000

(1)    In lieu of receiving all or any portion of the annual cash retainers to which a non-employee director is entitled, a director may elect to receive an equivalent amount in the form of RSUs that vest on the same schedule as the annual cash retainers would otherwise have been paid.
Each annual RSU grant for the non-employee directors vests in full on the earlier to occur of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting of the Company’s stockholders following the grant date, subject to such non-employee director’s continued service through the applicable vesting date. In addition, all unvested RSUs held by non-employee directors will vest in full upon the occurrence of a change in control.

Non-employee directors are reimbursed for reasonable out-of-pocket expenses actually incurred in connection with participation in or attendance at Board and committee meetings.
The table below describes the compensation received by the non-employee directors for the year ended December 31, 2022. Mr. Schoenfelder did not receive any additional compensation for his service on the Board for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Peter Campbell	58,000	150,000	208,000
Patricia Han	44,000	150,000	194,000
Raju Rishi	69,000	150,000	219,000
J. Allen Smith	54,000	150,000	204,000
Robert J. Speyer	40,000	150,000	190,000
Andrew Sugrue	48,000	150,000	198,000

(1)Amounts shown represent cash retainers for service in 2022. All of our non-employee directors other than Mr. Campbell elected to receive such fees in the form of RSUs.
(2)Amounts reflect the full grant-date fair value of RSUs granted during 2022 based on the closing trading price of our common stock on the date of grant and computed in accordance with ASC Topic 718. These may not be the amounts the named individuals actually receive. The amounts do not include RSUs granted in lieu of the annual cash retainers.
The table below shows the aggregate numbers of unvested RSUs held as of December 31, 2022 by each non-employee director.

Name	Unvested Stock Awards Outstanding (#)
Peter Campbell	98,684
Patricia Han	113,158
Raju Rishi	124,671
J. Allen Smith	116,447
Robert J. Speyer	111,842
Andrew Sugrue	114,474

2023 Executive Compensation
2023 Summary Compensation Table
The following table contains information about the compensation earned by our named executive officers, Luke Schoenfelder, Jason Keyes, Jamie Siminoff, Barry Schaeffer, Marc Landy and Michael Brian Jones (together, the “2023 NEOs”), during the years ended December 31, 2023, 2022 and 2021. As noted in this Form 10-K, Messrs. Schoenfelder and Schaeffer resigned from the Company effective January 11, 2023, and Mr. Jones ceased to be an executive officer on July 10, 2023. Since January 11, 2023, Messrs. Keyes and Landy, who are not employed by the Company, have served as Interim Chief Executive Officer and Interim Chief Financial Officer, respectively, through the Company’s engagement of AP Services, LLC (“APS”). As a result, Messrs. Keyes and Landy do not receive salary, benefits or any other direct compensation from the Company.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total
Jamie Siminoff(3)	2023	100,000	344,444(4)	─	─	444,444
Chief Strategy Officer
Luke Schoenfelder(5)	2023	20,833	─	─	678,500(6)	699,333
Former Chief Executive Officer	2022	500,000	─	─	─	500,000
Jason Keyes(7)	2023	─	─	─	1,785,683(8)	1,785,683
Interim Chief Executive Officer
Barry Schaeffer(9)	2023	11,667	7,083(10)	─	459,450(11)	478,200
Former Interim Chief Financial Officer	2022	280,000	141,667(10)	656,184	─	1,077,851
Marc Landy(12)	2023	─	─	─	1,963,660(8)	1,963,660
Interim Chief Financial Officer
Michael Brian Jones(13)	2023	217,898	─	─	135,417(14)	353,315
Former Chief Technology Officer	2022	325,000	─	─	─	325,000

(1)Represents base salary earned by the 2023 NEO in the year shown.
(2)Amounts reflect the full grant-date fair value of RSUs granted in the year shown based on the closing trading price of our common stock on the date of grant and computed in accordance with ASC Topic 718. The amounts shown are not necessarily the amounts the 2023 NEOs would realize when or if the RSUs vested. No stock was awarded to the 2023 NEOs in 2023.
(3)Mr. Siminoff was appointed as an executive officer on July 3, 2023 and was not a named executive officer in 2022 or 2021.
(4)Represents the total additional semi-monthly payments paid to Mr. Siminoff in 2023 pursuant to the Siminoff Compensation Adjustment described below.
(5)Mr. Schoenfelder resigned on January 11, 2023.
(6)Represents severance payments made to Mr. Schoenfelder semi-monthly in 2023.
(7)Mr. Keyes was not a named executive officer in 2022 or 2021.
(8)Represents payments made to AP Services for the services provided by the 2023 NEO to the Company as an interim executive officer.
(9)Mr. Schaeffer resigned on January 11, 2023 and was not a named executive officer in 2021.
(10)Represents the total semi-monthly bonus payments paid to Mr. Schaeffer for his service as Interim Chief Financial Officer.
(11)Represents $403,200 in severance payments made to Mr. Schaeffer and $56,250 paid to Mr. Schaeffer for consulting services provided after his resignation as a full-time employee of the Company.
(12)Mr. Landy was not a named executive officer in 2022 or 2021.
(13)Mr. Jones ceased to be an executive officer of the Company on July 10, 2023 but remained employed as a Technical Advisor through September 1, 2023.
(14)Represents severance payments made to Mr. Jones in 2023.

Elements of 2023 Executive Compensation
The primary elements of our 2023 NEOs’ compensation, other than Messrs. Keyes and Landy, and the main objectives of each are shown below.

Category	Compensation Element	Purpose	Form of Payment
Annual, fixed	Base salary	Attract and retain talented executives, recognize individual roles and responsibilities, and provide stable income.	Cash
Annual, at-risk	Annual performance-based incentive bonus	Promote short-term performance objectives and reward executives for their contributions toward achieving those objectives.	Cash
Long-term equity	Equity-based long-term incentive compensation
Align executives’ interests with our stockholders’ interests, emphasize long-term financial and operational performance, and help retain executive talent. As noted below, due to the suspension of our S-8 Registration Statement, no equity grants were made in 2023.
RSUs that vest (generally subject to continued employment) in 12 equal quarterly installments
In addition, in 2023, our 2023 NEOs, other than Messrs. Keyes and Landy, were eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees.
AlixPartners Arrangement
The Company pays APS for the services of Messrs. Keyes and Landy as Interim Chief Executive Officer and Interim Chief Financial Officer, respectively. Pursuant to the Amended and Restated Agreement for Interim Management Services by and between APS and the Company, dated January 10, 2023 (the “Interim Management Agreement”), the Company pays APS $1,140 per hour for the services of Mr. Keyes and $1,115 per hour for the services of Mr. Landy. Effective October 15, 2023, APS billing rates were discounted by 15%.
Base Salary
Base salaries reflect the 2023 NEOs’ respective positions, duties and responsibilities. Base salaries are an important part of the 2023 NEOs’ total compensation packages because they provide a reasonable degree of financial certainty and stability. Our Compensation Committee and Board annually review and determine the base salaries for our 2023 NEOs. In 2023, our 2023 NEOs (other than Messrs. Keyes and Landy) were entitled to receive the following base salaries: Mr. Schoenfelder: $500,000; Mr. Siminoff: $200,000; Mr. Schaeffer: $280,000 and Mr. Jones: $325,000. As noted above, Messrs. Keyes and Landy do not receive base salaries from the Company.
Annual Incentive Compensation
In 2023, Messrs. Schoenfelder, Jones and Schaeffer were eligible to receive an annual performance-based cash bonus based on a specified target amount, expressed as a percentage of base salary.
Messrs. Keyes and Landy were not eligible to receive annual incentive compensation from the Company in 2023. Upon his hiring in 2023, Mr. Siminoff was initially eligible for a $500,000 annual bonus opportunity, subject to adjustment. However, Mr. Siminoff ceased to be eligible to receive an annual bonus when he began receiving the guaranteed bonus payments described below.

The 2023 target bonuses, as applicable, for each 2023 NEO are shown below.

Name	2023 Target Bonus ($)	2023 Target Bonus as a Percentage of Base Salary (%)
Jamie Siminoff	N/A	N/A
Luke Schoenfelder	50,000	10
Jason Keyes	N/A	N/A
Barry Schaeffer	56,000	20
Marc Landy	N/A	N/A
Michael Brian Jones	48,750	15
None of our 2023 NEOs received annual performance-based cash bonuses in 2023. In February 2023, upon the recommendation of the Compensation Committee, the Board approved a corporate bonus plan that was based on the achievement of operating expenses, capital expenditure and annual recurring revenue metrics with individual payout based upon employee performance (the “2023 Bonus Plan”). The 2023 Bonus Plan, which included weighting of each metric, included threshold, target and maximum payouts. Given the resignation of Messrs. Schoenfelder and Schaeffer in January 2023, neither was eligible for participation in the 2023 Bonus Plan. As noted above, none of Messrs. Siminoff, Keyes or Landy were eligible for participation in the 2023 Bonus Plan.
Guaranteed Bonus Payments
Beginning with his promotion to Interim Chief Financial Officer in March 2022, Mr. Schaeffer received semi-monthly non-performance based bonus payments of $7,000 until the termination of his employment in January 2023.
Beginning as of November 1, 2023, Mr. Siminoff was entitled to receive annualized cash compensation of $1,550,000 in addition to his base salary, which was payable in semi-monthly installments. For further details of Mr. Siminoff’s annual cash compensation, see the section entitled “Siminoff Employment Agreement” below.
Equity-Based Long-Term Incentive Awards
None of our 2023 NEOs received grants of RSUs in 2023. The Company did not make any grants of equity incentive plan awards during 2023 due to the suspension of its S-8 Registration Statement.
Siminoff Employment Agreement
In connection with the HDW Acquisition in May 2023, the Company and Mr. Siminoff entered into the Siminoff Employment Agreement. Pursuant to the Siminoff Employment Agreement, Mr. Siminoff serves as an executive officer of the Company as Chief Strategy Officer. He will cease to serve in the role as of December 31, 2024.
Pursuant to the Siminoff Employment Agreement, for 2023 and 2024, Mr. Siminoff received an annual base salary of $200,000 and an annual bonus opportunity of $500,000, which annual bonus opportunity shall adjust in accordance with the share price thresholds (the “Share Price Thresholds”) set forth in the table below, which Share Price Thresholds will be measured based on the greater of (i) the Company’s highest 90 trading day VWAP in the first six months of the year for which such annual bonus is paid and (ii) the Company’s highest 60 trading day VWAP in the last six months of the year for which such annual bonus is paid:

Share Price Threshold	Adjusted Annual Bonus
$1.00	$800,000.00
$2.00	$1,800,000.00
$3.00	$2,800,000.00
$4.00	$3,800,000.00
$5.00	$4,800,000.00
The annual bonus described above was not initially subject to additional performance criteria (other than the Share Price Thresholds); provided, however, that beginning in 2025, the Compensation Committee was permitted to adjust the amount and terms of Mr. Siminoff’s annual compensation and was permitted to re-allocate annual compensation among customary fixed and variable components, and the variable components could be subject to customary performance and time-vesting criteria, in each case based upon advice from the Company’s independent compensation consultant.

On November 24, 2023, the Board approved the Siminoff Compensation Adjustment (i) in recognition of the extended Restatement process and (ii) because the Company was, due to applicable securities rules and regulations, unable to award equity compensation to Mr. Siminoff pending completion of the Restatement and delinquent periodic reports. Pursuant to the Siminoff Compensation Adjustment, which was effective as of November 1, 2023, Mr. Siminoff received additional annualized cash compensation of $1,550,000, payable in semi-monthly installments, through his December 31, 2024 separation date. The Siminoff Compensation Adjustment, which the Board extended in July 2024, was to remain in effect until the earlier of (i) the listing of the Company on a national securities exchange or (ii) termination of the Siminoff Compensation Adjustment by the Board. Mr. Siminoff continued to receive his base salary (for total annualized compensation of $1,750,000) but was not eligible to receive any annual corporate bonus, including the annual bonus required by the Siminoff Employment Agreement, while the Siminoff Compensation Adjustment was in effect.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each 2023 NEO as of December 31, 2023. As noted above, none of our 2023 NEOs received equity incentive plan awards in 2023.

Name	Grant Date	Option Awards
		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jamie Siminoff	—	—	—	—	—
Luke Schoenfelder	5/12/2016	1,795,003	─	0.2229	5/11/2026
	11/7/2018	3,128,391	─	0.6800	11/6/2028
Jason Keyes	—	—	—	—	—
Barry Schaeffer	—	—	—	—	—
Marc Landy	—	—	—	—	—
Michael Brian Jones	02/09/2015	126,933	─	0.1338	2/8/2025
	05/12/2016	876,629	─	0.2229	5/11/2026
	11/07/2018	1,514,682	─	0.6800	11/6/2028
Other Compensation and Benefits
Retirement Savings, Health, and Welfare Benefits
We maintain a 401(k) retirement savings plan for our employees, including our 2023 NEOs, who satisfy certain eligibility requirements. As service providers engaged through APS, neither Mr. Keyes nor Mr. Landy is eligible to participate in our 401(k) plan. The other 2023 NEOs were eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing this vehicle for tax-deferred retirement savings adds to the overall desirability of our executive compensation package and is consistent with market practice.
Employee Benefits
All of our full-time employees, including our 2023 NEOs other than Messrs. Keyes and Landy, are eligible to participate in our health and welfare plans, including medical, dental, and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life insurance. We believe these benefits are necessary and appropriate to provide a competitive compensation package to our 2023 NEOs.
We generally do not provide perquisites to our named executive officers, and we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances following approval of the Compensation Committee.
We do not generally provide any tax “gross-ups” to our named executive officers.

Potential Payments Upon Termination or Change in Control
Messrs. Schoenfelder, Schaeffer and Jones were no longer employed by the Company as of December 31, 2023. Thus, the descriptions below reflect the actual payments upon their respective terminations of employment, not potential payments upon other triggering events. Messrs. Keyes and Mr. Landy are not directly employed by the Company and are not eligible for severance payments upon the termination of their engagement for any reason. Mr. Siminoff and the Company are party to the Siminoff Employment Agreement, which provides Mr. Siminoff with the severance protections described below. On November 18, 2024, the Company announced that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024. In connection with that announcement, the Company and Mr. Siminoff entered into a separation and advisory agreement and release, which is more fully described in Part I, Item 1. “Business—Recent Developments.”

Schoenfelder, Schaeffer and Jones Severance Payments
Effective as of January 11, 2023, Messrs. Schoenfelder and Schaeffer resigned from the Company. In connection with his resignation, Mr. Schoenfelder and the Company entered into a Separation Agreement and Release (the “CEO Separation Agreement”), pursuant to the Board’s exercise of discretion. The CEO Separation Agreement provides that, subject to Mr. Schoenfelder’s continued compliance with the restrictive covenants in any written agreements between Mr. Schoenfelder and the Company, Mr. Schoenfelder is entitled to receive severance compensation of $708,000 and the extension of the post-termination exercise window applicable to Mr. Schoenfelder’s stock options granted on May 12, 2016.
In connection with his resignation, Mr. Schaeffer and the Company entered into a Separation Agreement and Release (the “CFO Separation Agreement”). The CFO Separation Agreement provides that, subject to Mr. Schaeffer’s continued compliance with the restrictive covenants in any written agreements between Mr. Schaeffer and the Company, Mr. Schaeffer was entitled to receive severance compensation of $403,200.
On July 10, 2023, the Company and Mr. Jones mutually agreed that Mr. Jones would step down as the Company’s Chief Technology Officer and, effective as of such date, would no longer serve as an executive officer of the Company. Mr. Jones remained employed with the Company as a Technical Advisor until September 1, 2023. On July 10, 2023, Mr. Jones and the Company entered into a Transition and Separation Agreement (the “Jones Separation Agreement”). The Jones Separation Agreement provides that, subject to Mr. Jones’s continued compliance with the restrictive covenants in any written agreements between Mr. Jones and the Company, Mr. Jones was entitled to receive severance compensation of $406,250, the acceleration of the vesting of 50,000 of his outstanding RSUs and the extension of his post-termination exercise window for certain of his outstanding stock options.
Siminoff Employment Agreement
Pursuant to the Siminoff Employment Agreement, in the event of a termination of Mr. Siminoff’s employment for any reason, he was generally entitled to receive earned but unpaid salary, any owed accrued expenses and any amounts payable under any benefit plans, programs or arrangements that he participates in or benefits from. If Mr. Siminoff’s employment was terminated due to death or disability, he (or his estate) would also be entitled to (i) any Accrued Annual Bonus and (ii) a Pro-Rated Bonus, in each case as determined by the Board based on actual performance achieved (with any subjective individual performance goals treated as achieved at not less than target and, if applicable, with the Share Price Threshold attainment determined based on the highest level attained during the portion of the year during which Mr. Siminoff was employed).
If the employment of Mr. Siminoff was terminated either by Latch without “cause” or by Mr. Siminoff for “good reason” (each as defined in the Siminoff Employment Agreement), subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, he would be entitled to: (i) the sum of his base salary plus, if the termination occurred after a Compensation Reallocation, the target bonus at the time of termination (the “Siminoff Cash Severance Payment”), payable over a 12-month period, (ii) his Accrued Annual Bonus plus a full year annual bonus (with the Share Price Threshold attainment determined based on the highest level attained during the portion of the year during which Mr. Siminoff was employed) and (iii) COBRA Payments, ending upon the earliest of (a) the one-year anniversary of termination, (b) the date he ceases to be eligible for COBRA, or (c) the date he becomes eligible for coverage from a subsequent employer.
If Mr. Siminoff’s employment was terminated by Latch without cause or by him for good reason within three months prior to, or 24 months following, a “change in control” (as defined in the Siminoff Employment Agreement), subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, he would be entitled to: (i) the Siminoff Cash Severance Payment, payable in a lump sum within 30 days following the date of his termination, (ii) his Accrued Annual Bonus plus a full year annual bonus (with the Share Price Threshold attainment determined based on the price paid or implied in the change in control transaction), (iii) the COBRA Payments and (iv) full acceleration of the vesting of any outstanding unvested equity incentive awards.

Mr. Siminoff is subject to certain restrictive covenants, including confidentiality and one-year non-compete and non-solicitation covenants, under the Siminoff Employment Agreement.
AlixPartners Arrangement
As service providers engaged through APS, neither Mr. Keyes nor Mr. Landy is eligible for severance benefits or payments.
Non-Employee Director Compensation
We have designed our compensation program for our non-employee directors to attract, motivate and retain individuals who are committed to our culture and goals and who have the necessary skills and experience to achieve those goals. Non-employee director compensation is recommended by the Compensation Committee, with the input of its independent compensation consultant, and approved by the Board.
Following the completion of the Business Combination, and based on input from the Compensation Committee’s independent compensation consultant following a market review, we instituted the following annual compensation program for our non-employee directors.

Who Receives	Type of Compensation	Annual Amount
All non-employee directors	Annual cash retainer, paid quarterly in arrears(1)	$40,000
Committee members other than chairs	Additional annual cash retainer, paid quarterly in arrears(1)	Audit: $9,000 Compensation: $5,000 Nominating and Corporate Governance: $4,000
Committee chairs	Additional annual cash retainer, paid quarterly in arrears(1)	Audit: $18,000 Compensation: $10,000 Nominating and Corporate Governance: $8,000
Lead Independent Director	Additional annual cash retainer, paid quarterly in arrears(1)	$20,000
All non-employee directors	RSU grant, vesting at subsequent annual meeting of stockholders	Continuing directors: $150,000 New directors: $250,000

(1)    In lieu of receiving all or any portion of the annual cash retainers to which a non-employee director is entitled, a director may elect to receive an equivalent amount in the form of RSUs that vest on the same schedule as the annual cash retainers would otherwise have been paid.
Each annual RSU grant for the non-employee directors vests in full on the earlier to occur of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting of the Company’s stockholders following the grant date, subject to such non-employee director’s continued service through the applicable vesting date. In addition, all unvested RSUs held by non-employee directors will vest in full upon the occurrence of a change in control. Due to the suspension of the S-8 Registration Statement, we did not grant RSUs to our non-employee directors in 2023.
Non-employee directors are reimbursed for reasonable out-of-pocket expenses actually incurred in connection with participation in or attendance at Board and committee meetings.
The table below describes the compensation received by the non-employee directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Peter Campbell	58,000	—	58,000
Patricia Han	44,000	—	44,000
Raju Rishi	79,000	—	79,000
J. Allen Smith	54,000	—	54,000
Robert J. Speyer	40,000	—	40,000
Andrew Sugrue	48,000	—	48,000

(1)Amounts shown represent cash retainers for service in 2023. Messrs. Rishi, Smith and Sugrue elected to receive such fees in the form of RSUs.
(2)Due to the suspension of the S-8 Registration Statement, 2023 RSUs for the non-employee directors have not yet been granted.

All RSUs held as of December 31, 2023 by each non-employee director were fully vested.
Compensation Recovery (“Clawback”) Policy
Our Board adopted the Company’s Policy for Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), effective as of October 2, 2023 in accordance with SEC rules and the then-applicable Nasdaq listing standards. The Clawback Policy provides that, in the event that the Company is required to prepare an accounting restatement of our financial statements due to material noncompliance with financial reporting requirements, the Company must recover any incentive-based compensation received by any current or former executive officers during the three completed fiscal years immediately preceding the date of the applicable accounting restatement the amount of the incentive-based compensation received by such executive officer that exceeds the amount that would have been received had such incentive-based compensation been determined based on the restated financial reporting measure.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Incentive Plans
See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 17, 2024 by:
•each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
•each of our NEOs and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including (i) options and warrants that are currently exercisable or exercisable within 60 days of December 17, 2024 and (ii) RSUs that are vested and have not been released or are scheduled to vest within 60 days of December 17, 2024. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Latch, Inc., 1220 N. Price Rd, Suite 2, Olivette, Missouri 63132.
The beneficial ownership of our common stock is based on 160,958,647 shares of common stock issued and outstanding as of December 17, 2024. The information is based on Form 3s, Form 4s, Form 5s, Schedule 13Ds, Schedule 13Gs and Schedule 13G/As filed through December 17, 2024.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Entities affiliated with Avenir Latch Investors, LLC(1)	21,435,551	13.3%
Entities affiliated with Lux Ventures IV, L.P.(2)	11,312,962	7.0%
TS Innovation Acquisitions Sponsor, L.L.C.(3)	12,713,334	7.9%
Pan-Am Equities Inc.(4)	10,855,580	6.7%
Directors and Named Executive Officers:
Jamie Siminoff(5)	3,826,635	2.4%
Luke Schoenfelder(6)	6,099,301	3.8%
Peter Campbell(7)	136,946	*
Patricia Han(8)	164,495	*
Raju Rishi(9)	189,435	*
J. Allen Smith(10)	285,650	*

Robert J. Speyer(11)	13,087,185	8.1%
Andrew Sugrue(12)	21,603,077	13.4%
Garth Mitchell(13)	—	—
Ali Hussain(14)	1,157,459	*
Michael Brian Jones(15)	2,792,987	1.7%
Barry Schaeffer(16)	81,473	*
Jason Keyes	—	—
Marc Landy	—	—
Directors and executive officers as a group (nine individuals)(17)	39,293,423	23.5%

*     Less than one percent
(1)Based on a Schedule 13D filed June 14, 2021. Avenir Latch Investors, LLC is the record holder of 7,901,893 shares of common stock. Avenir Latch Investors II, LLC is the record holder of 6,981,953 shares of common stock. Avenir Latch Investors III, LLC is the record holder of 6,551,705 shares of common stock. Avenir Management Company, LLC is the manager of each of Avenir Latch Investors, LLC, Avenir Latch Investors II, LLC and Avenir Latch Investors III, LLC. Avenir Management Company, LLC is controlled by an investment committee made up of James M. Reynolds, IV and Andrew Sugrue. As a result, each of Avenir Management Company, LLC and Messrs. Reynolds and Sugrue may be deemed to share beneficial ownership over the securities. The address for these entities and individuals is c/o Avenir Management Company, LLC, 135 Fifth Avenue, 7th Floor, New York, New York 10010.
(2)Based on a Schedule 13G/A filed February 14, 2022. Lux Ventures IV, L.P. (“LVIV”) is the record holder of 7,228,469 shares of common stock. Lux Co-Invest Opportunities, L.P. (“LCIO”) is the record holder of 4,084,493 shares of common stock. Lux Venture Partners IV, LLC (“LVP”) is the general partner of LVIV and exercises voting and dispositive power over the shares held by LVIV. Lux Co-Invest Partners, LLC (“LCP”) is the general partner of LCIO and exercises voting and dispositive power over the shares held by LCIO. Lux Capital Management, LLC serves as the investment manager for each of LVP and LCP and, as such, may be deemed to share voting and dispositive power for the shares held by each of LVIV and LCIO. Peter Hebert and Josh Wolfe are the sole managers of LVP and LCP and may be deemed to share voting and dispositive power for the shares held by each of LVIV and LCIO. Peter Hebert and Josh Wolfe are the sole managers of Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC and may be deemed to share voting and dispositive power for the shares held by each of Lux Ventures IV, L.P. and Lux Co-Invest Opportunities, L.P. As a result of the foregoing, for purposes of Rule 13d-3 under the Exchange Act, (i) each of LCM, Mr. Hebert and Mr. Wolfe may be deemed to beneficially own 11,312,962 shares of common stock of Latch, (ii) LVP may be deemed to beneficially own 7,228,469 shares of common stock held directly by LVIV and (iii) LCP may be deemed to beneficially own 4,084,493 shares of common stock held directly by LCIO. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway 11th Floor, New York, New York 10010.
(3)Based on a Schedule 13D filed September 20, 2021. Consists of (a) 7,380,000 shares of common stock and (b) 5,333,334 shares of common stock issuable upon exercise of the Private Placement Warrants. The Sponsor is the record holder of such shares of common stock. The sole manager of the Sponsor is Tishman Speyer. The general partner of Tishman Speyer is Tishman Speyer Properties, Inc. (“Tishman Speyer GP”). Robert J. Speyer, Chairman and Chief Executive Officer of TSIA prior to the Business Combination and a member of Board since the Business Combination, and Jerry I. Speyer are the co-trustees of a voting trust that holds all voting common stock in Tishman Speyer GP and therefore may be deemed to share voting and investment power with respect to the securities reported herein. Each of the reporting persons disclaims any beneficial ownership of the securities reported herein, except to the extent of any pecuniary interest therein. The address for these entities and individuals is Rockefeller Center, 45 Rockefeller Plaza, New York, New York 10111.
(4)Based on a Schedule 13G filed December 13, 2024 (the “Pan-Am Schedule 13G”), Pan-Am Equities Inc. (“Pan-Am”) and the individuals listed below (collectively with Pan-Am, the “Pan-Am Reporting Persons”) beneficially own 10,855,580 shares of common stock in the aggregate (as set forth below and in the Pan-Am Schedule 13G). The Pan-Am Reporting Persons disclaim beneficial ownership of all such shares. The Pan-Am Reporting Persons entered into a Joint Filing Agreement dated as of December 13, 2024 pursuant to which the Pan-Am Reporting Persons agreed to file the Pan-Am Schedule 13G jointly in accordance with the provisions of Rule 13d-1(k)(1) promulgated under the Exchange Act. For further detail on the beneficial ownership of the Pan-Am Reporting Persons, see the table below and the Pan-Am Schedule 13G. The address for each of the Pan-Am Reporting Persons is 18 E. 50th Street, 3rd Floor, New York, NY 10022.

Reporting Person	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Aggregate Beneficially Owned
Pan-Am Equities Inc.	0	7,204,626	0	7,204,626	7,204,626
Gregory R. Manocherian	1,223,143	3,927,577	1,223,143	3,927,577	5,150,720
Kimberly Lopp-Manocherian	0	3,927,580	0	3,927,580	3,927,580
John F. Manocherian	3	116,190	3	116,190	116,193
Douglas Levine	1,080,077	2,764,021	1,080,077	2,764,021	3,844,098
Kaisa M. Levine	0	3,844,098	0	3,844,098	3,844,098
Abdi Mahamedi	739,000	976,330	739,000	976,330	1,715,330
Carl D. Schroeder	2,000	27,239	2,000	27,239	29,239
Lisa W. Schroeder	0	29,239	0	29,239	29,239
(5)Consists of (a) 3,815,135 shares of common stock Mr. Siminoff holds that are Remaining Shares subject to the Company’s Amended Repurchase Option, as described in Part I, Item 1. “Business—Recent Developments,” and (b) 11,500 shares of common stock held directly by Mr. Siminoff.
(6)Consists of (a) 1,175,907 shares of common stock held directly by Mr. Schoenfelder and (b) 4,923,394 shares of common stock subject to exercisable options.
(7)Consists of (a) 38,262 shares of common stock held directly by Mr. Campbell and (b) 98,684 shares of common stock subject to settlement of vested RSUs.
(8)Consists of (a) 51,337 shares of common stock held directly by Ms. Han and (b) 113,158 shares of common stock subject to settlement of vested RSUs.
(9)Consists of (a) 64,764 shares of common stock held directly by Mr. Rishi and (b) 124,671 shares of common stock subject to settlement of vested RSUs.
(10)Consists of (a) 169,203 shares of common stock held directly by Mr. Smith and (b) 116,447 shares of common stock subject to settlement of vested RSUs.
(11)Consists of (a) 49,622 shares of common stock held directly by Mr. Speyer, (b) 111,842 shares of common stock subject to settlement of vested RSUs, (c) the shares of common stock identified in footnote (4) above, (d) 49,164 shares of common stock held by Madison Rock Investment, L.P. and (e) 163,223 shares of common stock held by Innovation Club Latch Holding, L.L.C. Speyer GP Holdings, LLC is the general partner of Madison Rock Investment, L.P., which is the managing member of Innovation Club Latch Holding, L.L.C. Mr. Speyer is the managing member of Speyer GP Holdings, LLC. As a result, Mr. Speyer may be deemed to share beneficial ownership over the shares of common stock held by Madison Rock Investment, L.P. and Innovation Club Latch Holding, L.L.C., but disclaims beneficial ownership except to the extent of his pecuniary interest therein. The address for these entities and Mr. Speyer is Rockefeller Center, 45 Rockefeller Plaza, New York, New York 10111.
(12)Consists of (a) 53,052 shares of common stock held directly by Mr. Sugrue, (b) 114,474 shares of common stock subject to settlement of vested RSUs and (c) the shares of common stock identified in footnote (2) above. Avenir Management Company, LLC is the investment advisor and manager of each of Avenir Latch Investors, LLC, Avenir Latch Investors II, LLC, and Avenir Latch Investors III, LLC. Avenir Management Company, LLC is controlled by an investment committee comprised of Mr. Sugrue and Jamie Reynolds. As a result, Mr. Sugrue may be deemed to share beneficial ownership over the shares of common stock represented herein.
(13)Mr. Mitchell ceased to be an executive officer of the Company on March 28, 2022 and held no outstanding equity incentive plan awards as of December 17, 2024.
(14)Consists of (a) 564,999 shares of common stock held directly by Mr. Hussain and (b) 592,460 shares of common stock subject to exercisable options.
(15)Consists of (a) 158,859 shares of common stock held directly by Mr. Jones and (b) 2,518,244 shares of common stock subject to exercisable options.
(16)Consists of (a) 53,641 shares of common stock held directly by Mr. Schaeffer and (b) 27,832 shares of common stock subject to settlement of vested RSUs.
(17)Consists of shares beneficially owned by Mr. Siminoff, the members of our Board, and Messrs. Keyes and Landy, who do not beneficially own any shares. Includes (a) 5,333,334 shares of common stock issuable upon exercise of the Private Placement Warrants and (b) 679,276 shares of common stock subject to settlement of vested RSUs held by our directors and executive officers as a group.

Item 13. Certain Relationships and Related Transactions, Director Independence
Certain Relationships and Related Party Transactions
In addition to the compensation arrangements with directors and executive officers described above in Item 11. “Executive Compensation,” the following is a description of each transaction since January 1, 2022, and each currently proposed transaction in which:
•we have been or are to be a participant;

•the amount involved exceeds or will exceed $120,000; and
•any of our directors, executive officers, or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
Siminoff Employment Agreement
In connection with the HDW Acquisition, the Company and Mr. Siminoff entered into the Siminoff Employment Agreement. Pursuant to the Siminoff Employment Agreement, upon the closing of the HDW Acquisition, Mr. Siminoff was appointed as the Company’s Chief Strategy Officer.
Pursuant to the Siminoff Employment Agreement, for 2023 and 2024, Mr. Siminoff was to receive an annual base salary of $200,000 and an annual bonus opportunity of $500,000, which annual bonus opportunity shall adjust in accordance with the share price thresholds (the “Share Price Thresholds”) set forth in the table below, which Share Price Thresholds will be measured based on the greater of (i) the Company’s highest 90 trading day VWAP in the first six months of the year for which such annual bonus is paid and (ii) the Company’s highest 60 trading day VWAP in the last six months of the year for which such annual bonus is paid:

Share Price Threshold	Adjusted Annual Bonus
$1.00	$800,000.00
$2.00	$1,800,000.00
$3.00	$2,800,000.00
$4.00	$3,800,000.00
$5.00	$4,800,000.00
The annual bonus was not initially subject to additional performance criteria (other than the share price thresholds set forth above); provided, however, that beginning in 2025, the Compensation Committee was able to adjust the amount and terms of Mr. Siminoff’s annual compensation and re-allocate annual compensation among customary fixed and variable components, and the variable components may be subject to customary performance and time-vesting criteria, in each case based upon advice from the Company’s independent compensation consultant. Mr. Siminoff’s base salary and annual bonus for 2023 were pro-rated for the partial employment year.
On November 24, 2023, the Board approved a temporary modification to the compensation of Mr. Siminoff (the “Siminoff Compensation Adjustment”). The Board approved the Siminoff Compensation Adjustment (i) in recognition of the extended Restatement process and (ii) because the Company was, due to applicable securities rules and regulations, unable to award equity compensation to Messrs. Siminoff and Lillis pending completion of the Restatement and delinquent periodic reports. Pursuant to the Siminoff Compensation Adjustment, which was effective as of November 1, 2023, Mr. Siminoff received additional annualized cash compensation of $1,550,000, payable in semimonthly installments. The Siminoff Compensation Adjustment, which the Board extended in July 2024, was set to remain in effect until the earlier of (i) the listing of the Company on a national securities exchange or (ii) termination of the Siminoff Compensation Adjustment by the Board. Mr. Siminoff continued to receive his base salary (for total annualized compensation of $1,750,000) but was not eligible to receive any annual bonus while the Siminoff Compensation Adjustment was in effect.
Siminoff Stock Restriction Agreement
In connection with the HDW Acquisition, the Company and Jamie Siminoff entered into the Original Siminoff Stock Restriction Agreement. Pursuant to the Original Siminoff Stock Restriction Agreement, in the event Mr. Siminoff ceased to be an employee of the Company prior to July 3, 2028, the Company had the right to repurchase all of Mr. Siminoff’s Consideration Shares that had not already been released from transfer restriction, subject to certain exceptions. In the event Mr. Siminoff was terminated without Cause or resigned for Good Reason (each as defined in the Siminoff Employment Agreement), or upon his death or disability (each, an “Exit”), his Shares would accelerate in an amount equal to the greater of (i) the number of Shares to which he is entitled pursuant to the Share Price Thresholds (with linear interpolation of Shares based on the 60 trading day VWAP as of the date of Exit) and (ii) the number of Shares equal to the product of (a) his total Shares multiplied by (b) the quotient of (x) the number of calendar days between July 3, 2023 and his Exit divided by (y) 1,825; provided, however, that in no event would the number of Mr. Siminoff’s Shares that accelerate in connection with an Exit be less than 40% of the total number of his Shares.

Pursuant to the Restated Restriction Agreement, which was entered into between Mr. Siminoff and the Company on November 18, 2024, (i) the Company exercised its repurchase option with respect to 15,260,540 shares, or 80% of the Consideration Shares held by Mr. Siminoff, and (ii) the 3,815,135 Consideration Shares that were not repurchased by the Company are subject to transfer restrictions and the Amended Repurchase Option pursuant to which the Company has a right to repurchase such remaining shares. See Part I, Item 1. “Business—Recent Developments.”
HDW Registration Rights Agreement
On July 3, 2023, in connection with the consummation of the HDW Acquisition, the Company and certain of HDW’s stockholders (the “Holders”), including Mr. Siminoff, entered into that certain Registration Rights Agreement (the “HDW Registration Rights Agreement”), pursuant to which the Company agreed to file a shelf registration statement registering the resale of the Registrable Securities (as defined in the HDW Registration Rights Agreement) as promptly as reasonably practicable after the date on which the Company files its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and no later than the 20th business day following the filing date of such Quarterly Report). Up to twice in any 12-month period, the Holders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. The Company also agreed to provide customary “piggyback” registration rights to certain Holders designated as “Major Equityholders,” subject to certain requirements and customary conditions. The HDW Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.
Sponsor Agreement
In connection with the Business Combination in 2021, TS Innovation Acquisitions Sponsor, L.L.C., a Delaware limited liability company (the “Sponsor”) and TSIA’s directors and officers (collectively, the “Sponsor Agreement Parties”) entered into an amended and restated letter agreement (the “Sponsor Agreement”) with TSIA and Legacy Latch. Under the Sponsor Agreement, the Sponsor Agreement Parties agreed, among other things, not to transfer any shares of our common stock until the earlier of (i) the one-year anniversary of the closing date of the Business Combination and (ii) (x) the date on which the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the closing date of the Business Combination or (y) the date on which Latch completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Latch’s stockholders having the right to exchange their shares of our common stock for cash, securities or other property.
The Sponsor Agreement provides that 738,000 shares of our common stock held by the Sponsor (the “Unvested Shares”) will vest at such time as the Stock Price Level (as defined below) is achieved on or before the fifth anniversary of the closing of the Business Combination. In the event Latch enters into a binding agreement on or before such fifth anniversary related to certain sale transactions involving the shares of our common stock or all or substantially all the assets of Latch (a “Latch Sale”), the Unvested Shares will vest on the day prior to the closing of such Latch Sale if the per share price implied in such Latch Sale meets or exceeds the Stock Price Level. If the Unvested Shares remain unvested after the fifth anniversary of the closing of the Business Combination, such Unvested Shares will be forfeited.
The “Stock Price Level” will be considered achieved only (a) when the volume-weighted average price of our common stock on Nasdaq is greater than or equal to $14.00 for any 20 trading days within a 30 trading-day period or (b) the per share price implied in a Latch Sale is greater than or equal to $14.00.
2021 Registration Rights Agreement
In connection with the Business Combination, we and certain stockholders of Legacy Latch and TSIA, including (i) the Sponsor, (ii) entities affiliated with Bventures Leverco S-B, LLC (“Brookfield”), Lux Co-Invest Opportunities, L.P. (“Lux”), RRE Ventures VII, LP (“RRE Ventures”) and Avenir Latch Investors, LLC (“Avenir”), each of which held more than 5% of our outstanding capital stock at Closing of the Transactions, and (iii) Luke Schoenfelder, Garth Mitchell, Michael Brian Jones, Ali Hussain, Peter Campbell, Patricia Han, Raju Rishi, J. Allen Smith, Robert J. Speyer and Andrew Sugrue, each of whom were officers of Latch or members of our Board, entered into an amended and restated registration rights agreement (the “2021 Registration Rights Agreement”). Pursuant to the 2021 Registration Rights Agreement, we filed a Registration Statement on Form S-1 with respect to the registrable securities under the 2021 Registration Rights Agreement. Certain Legacy Latch stockholders and TSIA stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $75.0 million. We also agreed to provide customary “piggyback” registration rights. The 2021 Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Commercial Agreements
During the year ended December 31, 2022, we sold hardware and software in the ordinary course of business to properties owned by affiliates of Tishman Speyer for approximately $0.3 million. We charge market rates for products and services, and we believe the commercial arrangements with these customers were entered into on an arm’s-length basis.
Ownership in Managed Properties
Mr. Siminoff is a limited partner in 13 entities owning properties (the “Door PM Customers”) that were formerly managed by Broadway and, as a result of the Property Management Acquisition, have been managed by Door PM since early 2024. In 2023, these Door PM Customers paid a total of $1.3 million (gross) in various fees and costs to Broadway, $0.2 million of which represents property management fees, with the remainder representing operational costs of the properties. The Company expects similar payments from the Door PM Customers in 2024. Mr. Siminoff owns an average of 43% of the equity in the Door PM Customers, ranging from 4% to 97%. Given that the properties owned by the Door PM Customers have been cash flow positive since Mr. Siminoff’s ownership therein, Mr. Siminoff has not historically been required to contribute to any fee payments to Broadway.
Employment Arrangement
We previously employed Noah Schoenfelder, the adult sibling of Luke Schoenfelder, our former Chief Executive Officer and Chairman of the Board. Noah Schoenfelder was employed as Director of Customer Support and Product Experience, and received in 2022 and 2023 compensation totaling approximately $175,000 annually. Luke Schoenfelder did not participate in setting his sibling’s compensation, which was commensurate with compensation paid to other similarly situated employees.
Director and Officer Indemnification
Our Charter and Bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by Delaware law, subject to certain limited exceptions. We have entered into indemnification agreements with each member of our Board and several of our officers.
Procedures with Respect to Review and Approval of Related Person Transactions
Our Board recognizes that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that conforms with the requirements for Nasdaq-listed issuers. Under the policy, our legal and accounting departments are primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons involved with potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy.
If our general counsel determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our general counsel is required to present to the Audit Committee all relevant facts and circumstances relating to the proposed transaction. The Audit Committee will review the relevant facts and circumstances of each potential related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the committee’s next regularly scheduled meeting. If the Audit Committee declines to ratify the transaction, management must make all reasonable efforts to cancel or annul the transaction.
If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the Audit Committee for ratification at the committee’s next regularly scheduled meeting. If the Audit Committee declines to ratify the transaction, management must make all reasonable efforts to cancel or annul the transaction.
Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.
Our Board has delegated to the officers of Latch the right to approve certain commercial agreements entered into with related parties on arm’s length terms (as determined by the officers of Latch) in the ordinary course of business. However, any such agreement that is reasonably likely to require, during the term of such agreement, annual payments to or by Latch in excess of $500,000 must receive approval in accordance with our related party transaction policy discussed above.

Director Independence
See Part III, Item 10. “Corporate Governance.”

Item 14. Principal Accounting Fees and Services
The following table presents fees for professional services rendered by Deloitte & Touche LLP (“Deloitte”) to us (including Legacy Latch) for the years subject to audit:

	Fiscal Year ended December 31,
	2023	2022	2021

Audit fees	$4,181,000	$8,685,000	$1,673,300
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total	$4,181,000	$8,685,000	$1,673,300
Services rendered by Deloitte in connection with the fees presented above are described below.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of interim financial information and services that only the independent auditors can reasonably provide, such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents) and consultation on significant accounting matters. The amount presented for 2022 also includes $1.5 million of fees related to Deloitte’s assessment of the Investigation.
Audit-Related Fees
We did not incur any audit-related fees for the years ended December 31, 2023, 2022 and 2021 from Deloitte.
Tax Fees
We did not incur any tax fees for the years ended December 31, 2023, 2022 and 2021 from Deloitte.
All Other Fees
We did not incur any other fees for the years ended December 31, 2023, 2022 and 2021 from Deloitte.
Audit Committee Pre-Approval Policy and Procedures
The Audit Committee has adopted the Latch, Inc. Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”), which sets forth the procedures and conditions pursuant to which services proposed to be performed by Latch’s independent registered public accounting firm may be pre-approved. Pursuant to the Pre-Approval Policy, unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval. The Audit Committee at least annually reviews and pre-approves the services (if any) that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee. The annual audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may grant general pre-approval to other audit services, which are those services that only the independent auditor reasonably can provide. Because the Audit Committee believes that the provision of audit-related services does not impair the independence of the auditor and is consistent with the SEC’s rules on auditor independence, the Audit Committee may grant general pre-approval of audit-related services.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The consolidated financial statements of the Company are included in Part II, Item 8 of this Form 10-K.
(a)(2) Financial Statement Schedules.
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub (filed herewith).
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Specimen Common Stock Certificate.	S-1/A	4.2	10/30/2020
4.2	Specimen Warrant Certificate.	S-1/A	4.3	10/30/2020
4.3	Warrant Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as Warrant Agent.	8-K	4.1	11/13/2020
4.4	Description of the Registrant’s Securities (filed herewith).
4.5	Form of Promissory Note.	8-K	4.1	5/16/2023
4.6	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
4.7	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1	Amended and Restated Registration Rights Agreement, dated as of June 4, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch named therein.	8-K	10.1	6/10/2021
10.2†	Latchable, Inc. 2014 Stock Incentive Plan.	S-4	10.12	3/10/2021
10.3†	Latch, Inc. 2016 Stock Plan.	S-4	10.13	3/10/2021
10.4†	Latch, Inc. 2021 Incentive Award Plan.	S-8	99.1	8/09/2021
10.5†	Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	10.8	6/10/2021
10.6†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8-K	10.9	6/10/2021
10.7	Letter Agreement, dated as of January 24, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch.	S-4	10.9	3/10/2021
10.8	Form of Subscription Agreement.	S-4	10.11	3/10/2021
10.9	Form of Indemnification Agreement.	S-4/A	10.15	3/30/2021
10.10	Investment Management Trust Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as trustee.	8-K	10.2	11/13/2020
10.11†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Luke Schoenfelder.	S-4	10.16	3/10/2021
10.12†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Michael Brian Jones.	S-4	10.17	3/10/2021

10.13†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Garth Mitchell.	S-4	10.18	3/10/2021
10.14†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Ali Hussain.	S-4	10.19	3/10/2021
10.15†	Transition Agreement between Garth Mitchell and the Company, dated as of March 28, 2022.	10-Q	10.1	5/05/2022
10.16†	Employment Agreement between Barry Schaeffer and the Company, dated as of July 9, 2021.	10-Q	10.2	5/05/2022
10.17†	Severance Benefits Agreement by and between Latch, Inc. and Barry Schaeffer, dated as of December 2, 2022.	8-K	10.1	12/05/2022
10.18†	Separation Agreement and Release, dated January 11, 2023, by and between Latch, Inc. and Luke Schoenfelder.	8-K	10.1	1/11/2023
10.19†	Separation Agreement and Release, dated January 27, 2023, by and between Latch, Inc. and Barry Schaeffer.	8-K	10.1	2/02/2023
10.20†	Employment Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.1	5/16/2023
10.21†	Stock Restriction Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	5/16/2023
10.22	Registration Rights Agreement, dated as of July 3, 2023, by and among Latch, Inc. and the other parties thereto.	8-K	10.1	7/03/2023
10.23†	Employment Agreement, dated as of July 3, 2023, by and between Latch, Inc. and David Lillis.	8-K	10.1	7/10/2023
10.24†	Transition and Separation Agreement, dated as of July 10, 2023, by and between Michael Brian Jones and the Company.	8-K	10.1	7/10/2023
10.25*†	Amended and Restated Agreement for Interim Management Services by and between AP Services, LLC and the Company, dated January 10, 2023 (filed herewith).
10.26*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024
10.27†	Form of Performance-Based Option Agreement.	8-K	10.1	8/13/2024
10.28†	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	10.2	8/13/2024
10.29†	Employment Agreement, dated as of August 16, 2024, by and between Latch, Inc. and Jason Mitura.	8-K	10.3	8/13/2024
10.30†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.31†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.32*†	Separation and Transition Agreement and Release, dated as of November 26, 2024, by and between Latch Systems, Inc. and Jason Mitura.	8-K	10.1	11/27/2024
14.1	Code of Business Conduct and Ethics of Latch, Inc. (filed herewith).
21.1	List of Subsidiaries of Latch, Inc (filed herewith).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Latch, Inc. Policy for Recovery of Erroneously Awarded Compensation (filed herewith).
101
The following financial information from Latch, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

Signature	Title	Date

/s/ Jason Keyes	Interim Chief Executive Officer	December 19, 2024
Jason Keyes	(Principal Executive Officer)

/s/ Marc Landy	Interim Chief Financial Officer	December 19, 2024
Marc Landy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Campbell	Director	December 19, 2024
Peter Campbell

/s/ Patricia Han	Director	December 19, 2024
Patricia Han

/s/ Raju Rishi	Director	December 19, 2024
Raju Rishi

/s/ J. Allen Smith	Director	December 19, 2024
J. Allen Smith

/s/ Robert J. Speyer	Director	December 19, 2024
Robert J. Speyer

/s/ Andrew Sugrue	Director	December 19, 2024
Andrew Sugrue