Form 10-Q
period 2023-03-31
Latch, Inc.
filed 2025-03-26
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of March 21, 2025, there were 164,825,277 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2024 (the “2022 Annual Report”), titled “Risk Factors.” Additionally, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which we expect to file concurrently with, or promptly after, the filing of this Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:
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
•developments in the pending stockholder class action and derivative complaints or other legal proceedings, relating to the Investigation and Restatement (each as defined below) or otherwise;
•regulatory disputes and governmental inquiries, including the SEC Investigation (defined below);
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
•our ability to successfully identify, complete, integrate and realize synergies from acquisitions, such as the 2023 acquisition (the “HDW Acquisition”) of Honest Day’s Work, Inc. (“HDW”) and the 2024 merger (the “HelloTech Merger”) with HelloTech, Inc. (“HelloTech”), including the ability to retain key personnel from such acquisitions;

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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$116,690	$109,828
Available-for-sale securities, current	88,198	120,233
Accounts receivable, net	10,896	7,026
Inventories, net current	22,942	29,435
Prepaid expenses and other current assets	13,099	12,333
Total current assets	251,825	278,855
Available-for-sale securities, non-current	4,891	4,836
Property and equipment, net	2,133	2,466
Internally-developed software, net	12,857	13,753
Inventories, net non-current	12,057	13,595
Intangible assets, net	108	133
Other non-current assets	3,777	3,024
Total assets	$287,648	$316,662
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,728	$6,005
Accrued expenses	29,286	25,645
Deferred revenue, current	10,409	10,686
Other current liabilities	937	1,926
Total current liabilities	42,360	44,262
Deferred revenue, non-current	31,306	31,239
Warrant liability	320	230
Other non current liabilities	473	176
Total liabilities	74,459	75,907
Commitments and contingencies (see Note 9)
Stockholders’ Equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 144,609,513 and 144,609,513 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively(1)	16	16
Additional paid-in capital	740,465	735,785
Accumulated other comprehensive loss	(782)	(1,460)
Accumulated deficit	(526,510)	(493,586)
Total stockholders’ equity	213,189	240,755
Total liabilities and stockholders’ equity	$287,648	$316,662

(1)Shares issued and outstanding as of March 31, 2023 and December 31, 2022 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022

Revenue
Hardware	$5,345	$9,288
Software	3,973	2,707
Installation services	1,832	1,561
Total revenue	11,150	13,556
Cost of revenue(1)
Hardware	11,589	11,849
Software	419	327
Installation services	1,633	1,768
Total cost of revenue	13,641	13,944
Operating expenses
Research and development	9,063	18,822
Sales and marketing	4,556	17,423
General and administrative	15,194	15,480
Depreciation and amortization	1,823	1,130
Total operating expenses	30,636	52,855
Loss from operations	(33,127)	(53,243)
Other income (expense), net
Change in fair value of warrant liability	(90)	6,267
Change in fair value of trading securities	—	1,000
Interest income (expense), net	269	(837)
Other income (expense), net	35	(2)
Total other income (expense), net	214	6,428
Loss before income taxes	(32,913)	(46,815)
Provision for income taxes	11	17
Net loss	$(32,924)	$(46,832)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	680	(1,618)
Foreign currency translation adjustment	(2)	2
Comprehensive loss	$(32,246)	$(48,448)
Net loss per common share:
Basic and diluted net loss per common share	$(0.23)	$(0.33)
Weighted average shares outstanding:
Basic and diluted	144,609,513	141,970,190

(1)Exclusive of depreciation and amortization shown in operating expenses.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Three months ended March 31, 2022
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2022	141,586	$15	$705,865	$(676)	$(331,212)	$373,992
Cumulative effect adjustment of adopting ASC 326	—	—	—	—	(38)	(38)
Exercises of common stock options	365	—	177	—	—	177
Issuance of common stock upon settlement of restricted stock units	490	—	—	—	—	—
Tax withholdings on settlement of equity awards	(202)	—	(1,292)	—	—	(1,292)
Transaction costs related to reverse capitalization	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	13,075	—	—	13,075
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	—	(46,832)	(46,832)
March 31, 2022	142,239	$15	$717,800	$(2,292)	$(378,082)	$337,441

	Three months ended March 31, 2023
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2023	144,610	$16	$735,785	$(1,460)	$(493,586)	$240,755
Stock-based compensation	—	—	4,680	—	—	4,680
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized gain (loss) on available-for-sale securities	—	—	—	680	—	680
Net loss	—	—	—	—	(32,924)	(32,924)
March 31, 2023	144,610	$16	$740,465	$(782)	$(526,510)	$213,189

(1)Excludes 738,000 shares held by the Sponsor subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022

Operating activities
Net loss	$(32,924)	$(46,832)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,823	1,130
Non-cash interest (income) expense	(158)	952
Change in fair value of warrant liability	90	(6,267)
Change in fair value of trading securities	—	(1,000)
Impairment loss on long-lived assets	55	307
Provision for doubtful accounts, net of recoveries	(626)	428
Provision for credit losses on contract assets	8	—
Stock-based compensation expense	4,266	12,118
Changes in assets and liabilities
Accounts receivable	(3,244)	(4,256)
Inventories, net	8,031	(5,570)
Prepaid expenses and other current assets	(774)	707
Other non-current assets	(755)	(681)
Accounts payable	(4,278)	(626)
Accrued expenses	3,656	1,263
Other current liabilities	(988)	(330)
Other non-current liabilities	297	178
Deferred revenue	(210)	4,780
Net cash used in operating activities	(25,731)	(43,699)
Investing activities
Purchase of available-for-sale securities	(10,027)	(24,367)
Proceeds from sales and maturities of available-for-sale securities	42,845	39,587
Purchases of trading securities	—	(250)
Purchase of property and equipment	(10)	(1,219)
Capitalized internally-developed software	(211)	(1,688)
Net cash provided by investing activities	32,597	12,063
Financing activities
Proceeds from issuance of common stock	—	178
Payments for tax withholding on net settlement of equity awards	—	(1,293)
Proceeds from revolving credit facility	—	1,345
Repayment of revolving credit facility	—	(2,409)
Net cash used in financing activities	—	(2,179)
Effect of exchange rate on cash	(4)	(8)
Net change in cash and cash equivalents	6,862	(33,823)
Cash and cash equivalents
Beginning of period	109,828	124,782
End of period	$116,690	$90,959
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$414	$957
Accrued issuance costs	$—	$25
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
On June 4, 2021, the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of January 24, 2021 (the “TSIA Merger Agreement”), by and among the Company (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc. (“Legacy Latch”)) and Lionet Merger Sub Inc., a wholly-owned subsidiary of TSIA (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly-owned subsidiary of the Company (the “Business Combination” and, collectively with the other transactions described in the TSIA Merger Agreement, the “Transactions”). In connection with the consummation of the Transactions (the “Closing”), the Company changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. The “Post-Combination Company” following the Business Combination is Latch, Inc.
In May 2023, in connection with the HDW Acquisition (as defined and further described below), the Company formed two subsidiaries, one of which was the surviving entity of the HDW Acquisition and was renamed Honest Day’s Work, LLC. In January 2024, in connection with the acquisition of a property management business, the Company formed Door Property Management, LLC. In June 2024, in connection with the HelloTech Merger (as defined and further described below), the Company formed a subsidiary into which HelloTech, Inc. merged as the surviving entity of the HelloTech Merger.
Effective November 1, 2023, the Company relocated its headquarters to St. Louis (Olivette), Missouri. From 2020 through 2023, the Company operated offices in Denver, Colorado, New York, New York, Los Angeles, California and Taipei, Taiwan.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, which are included in the 2022 Annual Report on Form 10-K filed with the SEC on December 19, 2024. The balance sheet at December 31, 2022 was derived from the financial statements included in such annual report.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries as of March 31, 2023, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications would not have a material effect on the reported financial results.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the reporting period. Significant estimates are used when accounting for stock-based compensation, inventory valuation, goodwill and intangible asset impairments, business combinations and litigation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements; actual results could differ from those estimates.
The Company’s significant accounting policies for its condensed consolidated financial statements as of March 31, 2023 are summarized below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2023 and December 31, 2022, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
The Company’s cash balances exceed the limits that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.
Marketable Securities
The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company periodically evaluates its investments to determine if impairment charges are required.
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
The allowance for doubtful accounts is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, the Company considers various risk characteristics, including the financial asset type, size and historical or expected credit loss pattern. The Company has considered customer identity, customer type and product lines and determined that further segmentation of the accounts receivable would not yield a materially different credit loss allowance. The Company only segments its receivables based on the age of the outstanding balance.
As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts contains an estimate of credit losses for outstanding invoices related to (1) hardware accounts receivable when revenue was recognized for consideration received from the related software contract and (2) invoices related to software accounts receivable. The Company generally does not require any security or collateral to support its receivables.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table represents a roll-forward of the Company’s allowance for doubtful accounts:

Balance as of January 1, 2023	$2,537
Provision for doubtful accounts, net of recoveries	(626)
Write-offs charged against the allowance	(921)
Balance as of March 31, 2023	$990
Inventories, Net
Inventories consist of finished goods and component parts. Finished goods are manufactured by the Company or purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value with cost being determined using the average cost method. The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, when necessary. As of March 31, 2023, net inventories in excess of one year of historical sales are classified as other non-current assets on the Condensed Consolidated Balance Sheets.
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Channel inventory is included within inventory, net on the Condensed Consolidated Balance Sheets. Channel inventory is stated at the lower of cost or net realizable value with cost being determined using the average cost method.
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
Internally Developed Software, Net
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
When the Company determines that a planned feature is discontinued or will not be implemented, costs are expensed. Maintenance costs are also expensed as incurred.
Intangible Assets
Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Intangible assets consisted of the following, which are included within other non-current assets on the Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Domain names	$318	$318
Patents	37	37
Licenses	4	4
Intangible assets	359	359
Less: accumulated amortization	(251)	(226)
Total intangible assets, net	$108	$133
Total amortization expense related to intangible assets was less than $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Total intangible impairment expense was zero for the three months ended March 31, 2023 and 2022.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Domain names	3 - 13
Patents	12
Licenses	5
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
The Company cannot readily determine the interest rate implicit in leases where it is the lessee. As such, it uses its incremental borrowing rate (“IBR”) to measure lease liabilities. The IBR is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of comparable value to the ROU asset in a similar economic environment. IBR therefore reflects what the Company “would have to pay,” which requires estimation when no observable rates are available or where the applicable rates need to be adjusted to reflect the terms and conditions of the lease. The Company estimates the IBR using observable inputs (such as market interest rates) when available and is required to make certain entity-specific estimates. The Company’s leases are generally not sensitive to changes in IBR due to their relatively short terms.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the Condensed Consolidated Balance Sheets. The Company did not have any finance leases or subleases as of March 31, 2023 and December 31, 2022.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in Accounting Standards Codification (“ASC”) 606 and its related amendments (collectively known as ASC 606, Revenue from Contracts with Customers). Revenues are recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company currently generates its revenues from three primary sources: (1) sales of hardware devices, (2) licenses of software products and (3) installation services related to the hardware devices.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three months ended March 31, 2023 and 2022, the reserve recorded for hardware warranties was approximately 1% and 2%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three months ended March 31, 2023 and 2022, the allowance for returns resulted in a recovery of revenue by $0.1 million and decreased revenue by $0.4 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $1.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
The SaaS licenses provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue generally is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Installation Services
The Company generates revenues by facilitating hardware installation and activation services. These revenues are recognized over time on a percentage of completion basis. The Company recognized installation services revenue of $1.8 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.
Disaggregation of Revenue
The following disaggregated revenue presentation illustrates the nature, amount and timing of revenue and cash flows across the Company’s various offerings.
Revenue recognition varies by product or service category. Hardware consists of different product categories, and the sales cycle, contractual obligations, customer requirements and go-to-market strategies are generally consistent. Revenue for hardware is recognized at a point in time upon transfer of control. SaaS is subscription-based, and revenue is recognized over the subscription period. Installation services revenue is generated by facilitating hardware installation for select customers and is recognized over time using the percentage of completion method.
The revenue disaggregation presented below aligns with the Company’s Condensed Consolidated Statements of Operations, categorized into hardware, software and installation services. The following table presents revenue broken down by offering type and the timing of revenue recognition:

	Three Months Ended March 31,
	2023	2022
Product revenue (point-in-time):
Hardware	$5,345	$9,288
Service revenue (period-of-time):
Software	3,973	2,707
Installation services	1,832	1,561
Total service revenue	5,805	4,268
Total revenue	$11,150	$13,556
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2023	$2,617
Additions to deferred contract costs	661
Amortization of deferred contract costs	(108)
Balance as of March 31, 2023	$3,170
Contract Assets and Contract Liabilities
The Company enters into contracts with its customers, which may give rise to contract assets (unbilled receivables) and contract liabilities (deferred revenue) due to revenue recognition differing from the timing of billing to customers. The Company recognizes unbilled receivables when the performance obligation precedes the invoice date. The Company reports unbilled receivables within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

	March 31, 2023	December 31, 2022

Contract assets (unbilled receivables), net	$1,817	$942
Contract liabilities (deferred revenue)	$41,715	$41,925
The Company records contract liabilities as deferred revenue when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The Company recognized $4.2 million of prior year deferred software revenue during the three months ended March 31, 2023 and $9.5 million during the year ended December 31, 2022.
As of March 31, 2023, total deferred revenue was $41.7 million. The current amount, which is expected to be recognized over the next 12 months, of $10.4 million is comprised of $14.9 million, which will be recognized as revenue, net of $4.5 million, which will be recognized as interest expense related to the significant financing component. The non-current amount of $31.3 million is comprised of $40.9 million, which will be recognized as revenue, net of $9.6 million, which will be recognized as interest expense related to the significant financing component.
Cost of Revenue
Cost of hardware revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importation costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs, including personnel-related expenses associated with supply chain logistics. Costs of hardware revenue also include charges related to lower of cost or market adjustments and reserves for excess inventory and non-cancellable purchase commitments.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel and related expenses for employees working on sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and advertising), professional fees, rent, restructuring costs and customer support. Advertising expense was less than $0.1 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
General and Administrative
General and administrative expense consists primarily of personnel and related expenses for executive, legal, human resources, finance and IT functions, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Additional expenses included in this category are non-personnel costs such as legal fees, rent, professional fees, audit fees, costs related to the Audit Committee’s investigation of certain of its key performance indicators and revenue recognition practices that it commenced in the three months ended June 30, 2022 (the “Investigation”) and the Company’s reissuance of certain of its consolidated financial statements (the “Restatement”), restructuring costs, bad debt expense and insurance costs.
Depreciation and Amortization
Depreciation and amortization expense consists primarily of depreciation expense related to investments in property and equipment, internally-developed software and intangible assets.
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other, and ASC 360, Property, Plant and Equipment. Long-lived assets, such as property and equipment and internally-developed software costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the three months ended March 31, 2023 and 2022, the Company recorded $0.1 million and $0.3 million, respectively, of impairment of long-lived assets, which is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Restructuring
Costs associated with a restructuring plan generally consist of involuntary employee termination benefits, contract termination costs and other exit-related costs, including costs to close facilities. The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred in a contract for the remaining term without economic benefit are recognized as of the cease-use date. Restructuring and related costs may also include the write-down of related assets, including operating lease ROU assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit-related costs are recognized as incurred. Restructuring and related costs are recognized as an operating expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss and are classified based on the Company’s classification policy for each category of operating expense.
Other Income (Expense), Net
Other income (expense), net consists of interest expense associated with the significant financing component of the Company’s longer-term software contracts, interest expense associated with the Company’s previous debt financing arrangements, interest income on highly liquid short-term investments, and gain or loss on change in fair value of warrant liabilities and trading securities.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company recorded a full valuation allowance against its deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in estimate occurs.
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method. The fair value of restricted stock units (“RSUs”) is determined using the closing trading price on the grant date. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock options, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:
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
ASC 820, Fair Value Measurements (“ASC 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The levels of the fair value hierarchy are as follows:
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
Diluted shares outstanding are calculated using the treasury stock method or the two-class method, depending on which method is more dilutive for a given period. Under the treasury stock method, the assumed proceeds, which include the exercise price of stock options or warrants plus the average unrecognized compensation cost for future service, are assumed to be used by the Company to repurchase shares of its common stock at the average share price for the fiscal period.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities. See Note 3. Investments.
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of March 31, 2023 and December 31, 2022, the Company had one customer that accounted for $5.6 million and $2.9 million, or 42% and 26%, respectively, of gross accounts receivable. For the three months ended March 31, 2023, the Company had one customer that accounted for $3.8 million, or 34%, of total revenue. For the three months ended March 31, 2022, the Company had one customer that accounted for $4.4 million, or 32%, of total revenue.
Segment Information
As of March 31, 2023, the Company had one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its chief operating decision maker.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Legal Fees
The company accounts for legal fees as they are incurred and typically classifies such fees as general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Total legal fees were $2.9 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
Recent Accounting Pronouncements
In July 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505) and Compensation — Stock Compensation (Topic 718) (“ASU 2023-03”). ASU 2023-03 amends the ASC in response to certain SEC staff bulletins and announcements. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statements, including their presentation and related disclosures.
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was intended to align the requirements of the ASC with overlapping SEC requirements. The guidance in ASU 2023-06 is required to be applied prospectively, and the ASC amendments will be effective only upon the removal of the overlapping SEC disclosure requirements. If, however, the SEC does not act to remove the relevant overlapping requirements by June 30, 2027, the FASB amendments will not be effective. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on the condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. The ASU is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact that this ASU may have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”), which is intended to improve disclosures about a public business entity’s expenses, primarily through additional disaggregation of income statement expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard may be applied using either a prospective or retrospective application. The Company is currently evaluating ASU 2024-03 to determine the impact on its consolidated financial statements and related disclosures.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.
3.INVESTMENTS
Available-for-Sale Securities (Marketable Securities)
The Company’s investments in marketable securities are classified and accounted for as available-for-sale and consist of high quality asset-backed securities, commercial paper, corporate bonds and U.S. Government debt securities. The Company’s marketable securities with remaining effective maturities of 12 months or less from the balance sheet date are classified as current; otherwise, they are classified as non-current on the Condensed Consolidated Balance Sheets. Commercial paper and corporate bonds and U.S. Government debt securities are classified as current assets while asset-backed securities are classified as non-current assets. Unrealized gains and losses on marketable securities classified as available-for-sale are recognized in other comprehensive income (loss).

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company’s marketable securities by security type are summarized as follows:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$5,011	$(120)	$4,891
Commercial paper and corporate bonds	72,232	(549)	71,683
U.S. Government debt securities	16,630	(114)	16,516
Total available-for-sale securities	$93,873	$(783)	$93,090

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$5,015	$(178)	$4,837
Commercial paper and corporate bonds	104,828	(995)	103,833
U.S. Government debt securities	16,689	(290)	16,399
Total available-for-sale securities	$126,532	$(1,463)	$125,069
As of March 31, 2023 and December 31, 2022, the Company recorded $0.8 million and $1.5 million, respectively, of gross unrealized losses in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of March 31, 2023
	Amortized Cost	Estimated Fair Value
Due in less than one year	$88,862	$88,199
Due in one to five years	5,011	4,891
Total investments	$93,873	$93,090
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
As of March 31, 2023, the Company had not identified any impairment indicators in its investments.
For the three months ended March 31, 2023, the Company received $42.8 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. For the three months ended March 31, 2022, the Company received $39.6 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities.
Investment in Private Company
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
In December 2022, the counterparty was acquired by a privately held corporation (the “Reference Transaction”). In connection with the Reference Transaction, the Company entered into an agreement in which the Notes were exchanged for consideration, as follows: (i) approximately 124,000 shares of the acquirer’s common stock (“investment in private company”) and (ii) contingent consideration in the form of the acquirer’s common stock and cash (“contingent consideration”), to be paid subject to the acquirer’s achievement of a performance milestone by the second quarter of 2023. The acquirer achieved the performance milestone, and the Company received contingent consideration of approximately 530,000 additional shares of the acquirer’s common stock and $0.3 million of cash in May 2023.
As there was no readily determinable fair value of the acquirer’s common stock, the Company elected to apply the measurement alternative to subsequently value the private company equity interests in accordance with ASC 321, Investments - Equity Securities. The contingent consideration was further discounted to reflect the estimated achievement of the performance milestone. The Company classified the consideration received within Level 3 of the fair value hierarchy. See Note 4. Fair Value Measurements. Changes in fair value are reported in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company received $1.1 million of consideration for the Notes and recorded a loss of $3.5 million during the year ended December 31, 2022 on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The consideration received was comprised of investment in private company of $0.2 million and contingent consideration of $0.9 million, which are presented in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2023, the Company recorded a gain on the contingent consideration of $0.1 million. Because the Notes were exchanged in the Reference Transaction in December 2022, there were no recorded gains or losses on the Notes during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded a gain of $1.0 million on the Notes. These changes in fair value are recorded on the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2023, the fair value of the investment in private company and contingent consideration was $0.2 million and $0.9 million, respectively, and presented in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
4.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of March 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$16,066	$—	$—	$16,066
Money market funds and other cash equivalents	99,681	943	—	100,624
Total cash and cash equivalents	115,747	943	—	116,690
Available-for-sale securities	—	93,089	—	93,089
Investment in private company	—	—	195	195
Contingent consideration	—	—	888	888
Total assets	$115,747	$94,032	$1,083	$210,862

Liabilities
Warrant liability	$—	$320	$—	$320
Total liabilities	$—	$320	$—	$320

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
The Company’s investments in cash, money market funds and other cash equivalents that are highly liquid and low-risk have been classified as Level 1 as they are valued utilizing quoted prices (unadjusted) in active markets for identical assets. Investments in other cash equivalents that are not active are classified as Level 2. Investments in asset-backed securities, commercial paper, corporate bonds and U.S. Government debt securities that are valued using quoted prices in less active markets or other directly or indirectly observable inputs are classified as Level 2. Fair values of corporate bonds and U.S. Government debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources for the reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available.
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the initial public offering of TSIA (the “TSIA IPO”) that Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the condensed consolidated balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820 indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing or final trading price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing or final trading price of the public warrants was $0.06 and $0.04 as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Private Placement Warrants was $0.3 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively.
The Company’s investments in private company and contingent consideration were classified as Level 3 as of March 31, 2023 in the fair value hierarchy because they relied significantly on inputs that were unobservable in the market. The contingent consideration was dependent on varying events and equity value and therefore was estimated. Significant assumptions included: (i) the equity value of the acquirer as of March 31, 2023 and (ii) the ability of the counterparty to achieve future technical milestones in order to make the contingent payment. As discussed in Note 3. Investments, during the three months ended March 31, 2023, the Company recorded a gain on the contingent consideration of $0.1 million, and, during the three months ended March 31, 2022, the Company recorded a gain on the fair value of the Notes of $1.0 million.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table represents the activity of the Level 3 instruments:

	Investment in Private Company	Contingent Consideration
Balance at December 31, 2022	$181	$852
Change in fair value(1)	14	36
Balance at March 31, 2023	$195	$888

(1)Recorded in other income (expense), net within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended March 31, 2023, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three months ended March 31, 2023.
5.INVENTORIES, NET
Inventories, net consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$11,215	$7,295
Finished goods	8,218	18,484
Channel inventory	3,509	3,656
Total current inventories, net	22,942	29,435
Finished goods, non-current	12,057	13,595
Total inventories, net	$34,999	$43,030
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Inventories, net are stated at the lower of cost or net realizable value at their cost being determined using the average cost method. Inventories, net are written down to their net realizable value if they have a cost basis in excess of expected net realizable value. The Company did not record a write-down of channel inventory in cost of hardware revenue for the three months ended March 31, 2023. The Company recorded $0.5 million in cost of hardware revenue related to the write-down of channel inventory for the year ended December 31, 2022.
Net inventories not expected to be sold according to a one year forecasted sales projection are classified as other non-current assets on the Condensed Consolidated Balance Sheets. Inventory on hand that exceeds a three-year forecasted sales projection is recorded as an excess and obsolete inventory reserve. This reserve is comprised of inventory greater than can be used to meet future needs (excess) or for which the product is outdated or otherwise not expected to be sold (obsolete).
During the three months ended March 31, 2023, the Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer resigned, and the Company appointed an Interim Chief Executive Officer and Interim Chief Financial Officer. The newly appointed leadership team conducted an in-depth analysis of the business and changed the Company’s strategy resulting in the rationalization and discontinuation of products and a reduction in the number of distribution channels. As a result, the one year and three-year sales forecasts were lower as of March 31, 2023 than as of December 31, 2022. The Company reduced its sales forecasts due to, among other factors, overall market conditions, strained customer relationships and ongoing brand issues due to adverse publicity from the Investigation and Restatement as well as significant turnover of the sales team. For the three months ended March 31, 2023, the total excess and obsolete inventory reserve increased by $10.1 million, $7.5 million of which was due to these lower forecasts and $2.6 million of which represents inventory the Company had determined had become obsolete during the period. The total excess and obsolete inventory reserve as of March 31, 2023 and December 31, 2022 was $13.9 million and $3.8 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Insurance receivable	$205	$205
Prepaid inventory	7,796	6,168
Investment in private company and contingent consideration	1,083	1,033
Unbilled receivables	1,817	942
Prepaid capitalized incentives	368	304
Prepaid installation payments	298	212
Other prepaid expenses and other current assets	1,532	3,469
Total prepaid expenses and other current assets	$13,099	$12,333
7.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	March 31, 2023	December 31, 2022
Internally-developed software	$19,468	$17,927
Software-in-development	2,403	3,264
Less: accumulated amortization	(9,014)	(7,438)
Total internally-developed software, net	$12,857	$13,753
During the three months ended March 31, 2023 and 2022, the Company capitalized $0.7 million and $2.3 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized into amortization expense until the related assets are put into service.
Total amortization expense related to internally-developed software for the three months ended March 31, 2023 and 2022 was $1.5 million and $0.8 million, respectively. Impairment expense was $0.1 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, which is included in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.
8.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Accrued compensation	$3,026	$1,090
Accrued warranties	225	228
Accrued purchases	3,203	2,842
Accrued non-cancellable purchase commitments	1,509	5,303
Accrued litigation costs	11,182	6,846
Accrued restructuring costs	131	226
Other accrued expenses	10,010	9,110
Total accrued expenses	$29,286	$25,645
For the three months ended March 31, 2023, accrued litigation costs primarily include (i) $1.95 million related to settlement of the Brennan Action, (ii) $6.8 million related to the service provider demand and (iii) $1.95 million related to settlement of the Schwartz Action, each as defined and/or further described in Note 9. Commitments and Contingencies.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

For the year ended December 31, 2022, (i) other accrued expenses includes $1.95 million related to settlement of the Brennan Action and (ii) accrued litigation costs include $6.8 million related to the service provider demand, each as defined and/or further described in Note 9. Commitments and Contingencies.
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of March 31, 2023 and December 31, 2023, the Company had unfunded non-cancellable purchase commitments of approximately $5.8 million and $0.6 million, respectively.
The Company records a liability for non-cancellable orders to the extent it does not expect to be able to use the inventory related to such orders. As of March 31, 2023 and December 31, 2022, the Company accrued $1.5 million and $5.3 million, respectively, for non-cancellable inventory purchase commitments. See Note 8. Accrued Expenses.
Registration Rights Agreement
In connection with the execution of the TSIA Merger Agreement, the Company and certain stockholders of Legacy Latch and TSIA entered into an amended and restated registration rights agreement (the “2021 Registration Rights Agreement”). Pursuant to the 2021 Registration Rights Agreement, in June 2021, the Company filed a registration statement on Form S-1 with respect to the registrable securities under the 2021 Registration Rights Agreement. Certain Legacy Latch stockholders and TSIA stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $75.0 million. The Company also agreed to provide certain demand and “piggyback” registration rights. The 2021 Registration Rights Agreement also provides that the Company pays certain expenses relating to such registrations and indemnifies the stockholders against certain liabilities. The Company bears the expenses incurred in connection with the filing of any such registration statements. The 2021 Registration Rights Agreement does not provide for any penalties connected with delays in registering the Company’s common stock.
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The court preliminarily approved the settlement on January 17, 2025, and a final hearing has been set for May 28, 2025. The Company paid the settlement amount in March 2025. The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2023. Under the terms of the proposed settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. The Company does not expect insurers to contribute to the settlement amount.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2023. The settlement remains subject to a final stipulation of settlement and approval by the court. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
On May 9, 10 and 19, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0504 (together, the “Merger Lawsuits”). On July 6, 2023, the court consolidated the Merger Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, LLC Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Merger Lawsuits allege that TSIA’s directors and officers, and alleged entity and individual controllers, breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA and by approving a merger unfair to TSIA’s stockholders. The Merger Lawsuits include claims for unjust enrichment, damages and an award of costs and attorneys’ fees to the putative class. Pursuant to the TSIA Merger Agreement, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Merger Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages or liabilities incurred in connection with these actions. In April 2024, Latch and TS Innovation Acquisitions Sponsor, LLC agreed to share the costs of the settlement amount equally. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal and release of all claims against the defendants and the Company. While the settlement remains subject to approval by the court, in accordance with the settlement agreement, the full settlement amount of $29.75 million was paid in January 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Merger Lawsuits. Of the $29.75 million, the Company’s insurers paid $10.0 million and Latch paid $4.875 million. Because the complaints were filed in the three months ended June 30, 2023, neither the amount of the proposed settlement nor any expected insurance contributions are reflected in the accompanying condensed consolidated financial statements.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-07473 (the “Gottlieb Action”). The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. At this time, the Company is unable to estimate potential losses, if any, related to these actions. The Company does not believe the allegations are meritorious and intends to vigorously defend against them. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation,

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Case No. 1:23-cv-01273. The parties agreed to stay the action until 21 days following the resolution of any and all motions to dismiss both the Brennan Action and the Schwartz Action. The parties are in discussions regarding a potential resolution.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of March 31, 2023 and December 31, 2022, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
SEC Investigation
Since being contacted by the Staff of the SEC in March 2023, the Company has been cooperating with the Staff’s investigation into issues related to the Company’s key performance indicators and revenue recognition practices that led to the Restatement and related issues (the “SEC Investigation”). The Company cannot predict the duration or outcome of the SEC Investigation or whether the SEC will bring an enforcement action against the Company.
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2023 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
10.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
As of March 31, 2023, the Company’s reserved shares for future issuance included the following:

	March 31, 2023	December 31, 2022
Stock options issued and outstanding	12,711,923	12,863,797
Restricted stock units issued and outstanding	10,021,653	11,573,764
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares	19,599,408	17,895,423
Total	57,666,285	57,666,285
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
Fair Valuation Methodology - Private Placement Warrants
The Private Placement Warrants, which Legacy Latch assumed as part of the Closing of the Business Combination, are recorded as warrant liabilities. See Note 4. Fair Value Measurements.
11.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended March 31,
	2023	2022
Net loss	$(32,924)	$(46,832)

Basic weighted-average common shares(1)	144,609,513	141,970,190
Effect of dilutive securities	—	—
Diluted weighted-average common shares(1)	144,609,513	141,970,190
Basic and diluted net loss per common share	$(0.23)	$(0.33)

(1)The basic and diluted weighted-average common shares exclude 738,000 shares subject to vesting requirements held by the Sponsor related to the Business Combination as the performance conditions have not been met.
The table below sets forth the number of potential common shares underlying outstanding common stock options, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	Three months ended March 31,
	2023	2022
Stock options	12,711,923	14,452,845
Restricted stock units(1)	10,021,653	13,971,741
Warrants	15,333,301	15,333,301
Total	38,066,877	43,757,887

(1)Amount includes 4,531 and 19,365 liability-based RSUs as of March 31, 2023 and 2022, respectively, that the Company settles in cash. As a result, the shares of common stock underlying the liability-based RSUs were not issued upon vesting and were returned to the 2021 Incentive Award Plan as available shares.
12.INCOME TAXES
The income tax provision for the three months ended March 31, 2023 and 2022 was $0.01 million and $0.02 million, respectively.
For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of March 31, 2023, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

13.STOCK-BASED COMPENSATION
For the three months ended March 31, 2023 and 2022, the components of stock-based compensation expense were as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$318	$1,485
Restricted stock units	4,362	11,590
Capitalized costs(1)	(414)	(957)
Total stock-based compensation expense	$4,266	$12,118

(1)    Included in internally-developed software on the Condensed Consolidated Balance Sheets.
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$54	$192
Research and development	2,128	4,726
Sales and marketing	734	2,542
General and administrative	1,350	4,658
Total stock-based compensation expense	$4,266	$12,118
Stock Incentive Plans
In January 2016, Legacy Latch adopted the Latch, Inc. 2016 Stock Plan (the “2016 Plan” and, together with the Latchable, Inc. 2014 Stock Incentive Plan, the “Prior Plans”). Under the 2016 Plan, Legacy Latch’s board of directors was authorized (i) to grant either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”) to purchase shares of the Company’s common stock to its employees and (ii) to grant NSOs to purchase shares of the Company’s common stock to outside directors and consultants. When the 2021 Plan (defined below) became effective, 22,797,955 shares (adjusted for the exchange ratio of the Business Combination (the “Exchange Ratio”)) had been authorized for issuance under the 2016 Plan. Stock options under the 2016 Plan were granted with an exercise price equal to the stock’s fair market value at the grant date. Stock options outstanding under the 2016 Plan generally have ten-year terms and vest over a four-year period starting from the date specified in each award agreement. Since the effectiveness of the 2021 Plan, no additional awards have been or will be granted under the 2016 Plan. Upon the effectiveness of the Business Combination, all outstanding stock options under the Prior Plans, whether vested or unvested, converted into options to purchase a number of shares of common stock of the Post-Combination Company based on the Exchange Ratio. Awards previously granted under a Prior Plan remain subject to the provisions of such Prior Plan.
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the Closing. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors (the “Board”). Effective January 1, 2022 and 2023, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177 and 7,267,376 shares, respectively. As of March 31, 2023, 24,359,792 shares had been granted under the 2021 Plan. Effective January 1, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 8,810,007 and 8,241,264 shares, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock Options
A summary of the status of employee and non-employee stock options as of March 31, 2023, and changes during the three months ended March 31, 2023, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2022	12,863,797	$0.71
Options forfeited	(151,874)	$2.02
Options expired	—	$—
Options exercised	—	$—
Balance at March 31, 2023	12,711,923	$0.69	5	$2,561,466
Exercisable at March 31, 2023	12,247,934	$0.67	5	$2,561,466

(1)Approximately 2.5 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
No stock options were granted during the three months ended March 31, 2023 or the year ended December 31, 2022.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2023, total compensation expense not yet recognized related to unvested stock options was $0.3 million, which was expected to be recognized over a weighted-average period of 1.3 years. Additionally, the Company records forfeitures as they occur.
Restricted Stock Units
During 2022 and 2021, the Company granted RSUs to employees, independent directors and consultants under the 2021 Plan. The equity-based RSUs are settled in shares of common stock after vesting and the liability-based RSUs are settled in cash after vesting. The RSUs vest over a period of one to four years. The Company has the option, but not the obligation, to treat a participant’s failure to provide timely payment of any withholding tax arising in connection with RSUs as such participant’s election to satisfy all or any portion of the withholding tax by requesting the Company retain shares otherwise issuable pursuant to the RSU. In connection with the Restatement, the Company suspended use of its registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. Since such date, the Company has not granted any RSUs.
Equity-based
A summary of equity-based RSU activity for the three months ended March 31, 2023 is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2022	11,568,387	$4.17
Granted	—	$—
Vested and released	—	$—
Forfeited	(1,551,265)	$4.88
Balance at March 31, 2023	10,017,122	$4.06
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $20.0 million as of March 31, 2023 and will be expensed over a weighted-average period of 1.2 years. In addition, approximately 1.6 million and 2.5 million RSUs vested during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Liability-based
A summary of liability-based RSU activity for the three months ended March 31, 2023 is presented below.

Number of RSUs
Balance at December 31, 2022	5,377
Granted	—
Vested	(846)
Forfeited	—
Balance at March 31, 2023	4,531
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the three months ended March 31, 2023, the Company recognized $0.001 million of bonus expense within cost of hardware revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.003 million as of March 31, 2023 and will be expensed over a weighted-average period of 1.2 years. The Company settled 846 liability-based RSUs for $0.001 million in cash for the three months ended March 31, 2023.
Modification of Stock Options and RSUs
During the three months ended March 31, 2023, the Company modified the option and RSU awards of five former employees and service providers to extend the post-termination exercise window of 2,647,440 vested options and to accelerate the vesting of 35,150 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.2 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.04 million, offset by the fair value of the new awards of $0.03 million as of the modification date, resulting in a net reversal of $0.004 million to stock-based compensation expense. For the three months ended March 31, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.2 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
14.RELATED-PARTY TRANSACTIONS
The Company has a customer who is an affiliate of a member of the Board. The Company charges market rates for products and services that are offered to such customer. As of March 31, 2023 and December 31, 2022, the Company had $0.01 million and $0.04 million, respectively, of receivables due from this customer, which is included within accounts receivable on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023, the Company had $0.1 million of hardware revenue from this customer and $0.04 million of software revenue from this customer, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2022, the Company had hardware revenue of zero and software revenue of $0.03 million from this customer, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
15.RESTRUCTURING
Latch completed a reduction in force (“RIF”) in May 2022 (the “May RIF”) to better align staffing and expense levels with sales volumes and the then-current macroeconomic environment. The May RIF impacted approximately 130 employees, or approximately 27% of the Company’s full-time employees at the time. The Company completed an additional RIF in August 2022 (the “August RIF” and, together with the May RIF, the “2022 RIFs”) to create further operating efficiencies. The August RIF impacted approximately 115 employees, or approximately 37% of the Company’s full-time employees at the time. Substantially all of the restructuring costs related to the 2022 RIFs were incurred in 2022, with nominal amounts incurred in the three months ended March 31, 2023.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company incurred approximately $0.5 million of restructuring costs in the three months ended March 31, 2023 related to separate restructuring activities. Restructuring costs are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 as follows:

Research and development	$154
Sales and marketing	222
General and administrative	158
Total restructuring costs	$534
The Company incurred no restructuring costs for the three months ended March 31, 2022.
The following table summarizes the changes in the accrued restructuring balance, which is included in accrued expenses in the accompanying Consolidated Balance Sheets.

	Severance and Termination Benefits	Professional Fees and Other Costs	Total
Balance at December 31, 2021	$—	$—	$—
Restructuring charges	8,452	121	8,573
Payments	(8,226)	(121)	(8,347)
Balance at December 31, 2022	226	—	226
Restructuring charges	534	—	534
Payments	(629)	—	(629)
Balance at March 31, 2023	$131	$—	$131
16.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of these financial statements and determined that there have been no events that have occurred that would require adjustments to its disclosures in the condensed consolidated financial statements, except for the following:
HDW Acquisition
On May 15, 2023, the Company, LS Key Merger Sub 1, Inc., a wholly-owned subsidiary of the Company (“Merger Sub I”), and LS Key Merger Sub 2, LLC, a wholly-owned subsidiary of the Company (“Merger Sub II”), entered into an Agreement and Plan of Merger (as amended, the “HDW Merger Agreement”) with Honest Day’s Work, Inc. (“HDW”). On July 3, 2023 (the “HDW Closing Date”), (i) Merger Sub I merged with and into HDW, with HDW continuing as the surviving corporation (the “First Merger”), and subsequently, (ii) HDW merged with and into Merger Sub II, with Merger Sub II continuing as the surviving entity and a wholly-owned subsidiary of the Company (collectively, the “HDW Acquisition”). The Company concluded that the transaction was a business combination and that the Company was the acquirer.
On the HDW Closing Date, the Company issued to HDW’s stockholders as merger consideration (i) $22.0 million aggregate principal amount of unsecured promissory notes (the “Promissory Notes”) and (ii) approximately 29.0 million shares of the Company’s common stock (the “Consideration Shares”). Certain of HDW’s stockholders (the “Ineligible Holders”) that were not eligible to receive unregistered shares of the Company’s common stock received $0.76 in lieu of each Consideration Share such stockholder would otherwise have received as merger consideration, with the total cash consideration paid to all Ineligible Holders equaling approximately $0.02 million. Upon the HDW Closing Date, Latch indirectly acquired all of HDW’s assets, including its intellectual property and $8.0 million in cash. Additionally, approximately 35 HDW team members joined Latch.
The Consideration Shares were originally non-transferable until July 3, 2028 (the “Restricted Period”), subject to certain accelerated releases. As a result of the Company’s delisting from The Nasdaq Stock Market LLC (“Nasdaq”), the Restricted Period now terminates on April 15, 2027. In the event the Company’s 60 trading day volume-weighted average price (“VWAP”) exceeds the price thresholds set forth in the table below (the “Share Price Thresholds”), the applicable portion of the Consideration Shares set forth below will be released from transfer restrictions:

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Share Price Threshold	Percent of Consideration Shares Released
$2.00	25%
$3.00	25%
$4.00	25%
$5.00	25%
In addition, there may be accelerated releases of the Consideration Shares in connection with a change of control of the Company.
In connection with the HDW Acquisition, the Company and Jamie Siminoff entered into a stock restriction agreement, dated May 15, 2023 (the “Original Siminoff Stock Restriction Agreement”). Pursuant to the Original Siminoff Stock Restriction Agreement, in the event Mr. Siminoff ceased to be an employee of the Company prior to July 3, 2028, the Company had the right to repurchase, for nominal consideration, all of Mr. Siminoff’s Consideration Shares that had not already been released from transfer restriction, subject to certain exceptions. In the event Mr. Siminoff was terminated without Cause or resigned for Good Reason (each as defined in the Siminoff Employment Agreement (as defined below)), or upon his death or disability (each, an “Exit”), his Consideration Shares would accelerate in an amount equal to the greater of (i) the number of Consideration Shares to which he was entitled pursuant to the Share Price Thresholds (with linear interpolation of Consideration Shares based on the 60 trading day VWAP as of the date of Exit) and (ii) the number of Consideration Shares equal to the product of (a) his total Consideration Shares multiplied by (b) the quotient of (x) the number of calendar days between July 3, 2023 and his Exit divided by (y) 1,825; provided, however, that in no event would the number of Mr. Siminoff’s Consideration Shares that accelerate in connection with an Exit be less than 40% of the total number of his Consideration Shares.
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
On the HDW Closing Date, in connection with the consummation of the HDW Acquisition and as contemplated by the HDW Merger Agreement, the Company and certain of HDW’s stockholders (the “Holders”) entered into that certain Registration Rights Agreement (the “2023 Registration Rights Agreement”), pursuant to which the Company agreed to file a shelf registration statement registering the resale of the Registrable Securities (as defined in the 2023 Registration Rights Agreement) as promptly as reasonably practicable after the date on which the Company files its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and no later than the 20th business day following the filing date of such Quarterly Report). Up to twice in any 12-month period, the Holders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. The Company also agreed to provide customary “piggyback” registration rights to certain Holders designated as “Major Equityholders,” subject to certain requirements and customary conditions. The 2023 Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. In the event the Company is unable to file a registration statement required by the 2023 Registration Rights Agreement, the Company is not required to repurchase or settle any Registrable Securities.
In connection with the HDW Acquisition, the Company and Mr. Siminoff entered into an employment agreement, dated May 15, 2023 (the “Siminoff Employment Agreement”). Pursuant to the Siminoff Employment Agreement, on the HDW Closing Date, Mr. Siminoff was appointed as the Company’s Chief Strategy Officer. At the time, Mr. Siminoff was expected to be appointed as Chief Executive Officer of the Company following the completion of the Restatement. As described below under “—November 2024 Executive Transition,” Mr. Siminoff ceased to serve as Chief Strategy Officer on December 31, 2024 and will no longer be appointed as the Company’s Chief Executive Officer.
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
Headquarters
Effective November 1, 2023, the Company relocated its headquarters to Olivette, Missouri occupying approximately 49,000 square feet of leased warehouse and office space. In January 2024, the Company entered into an amendment to the lease agreement, expanding the premises by approximately 13,000 square feet. The term of the lease agreement commenced March 1, 2024 and continues through June 1, 2029. The total commitment of approximately $2.1 million is payable monthly with escalating rental payments over the approximate five year lease term.
HelloTech Merger and Loan Agreement
On June 21, 2024, the Company and LS HT Merger Sub, Inc., a wholly-owned subsidiary of the Company (“HT Merger Sub”), entered into an Agreement and Plan of Merger with HelloTech, Inc. (“HelloTech”). On July 1, 2024, HT Merger Sub merged with and into HelloTech, with HelloTech continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “HelloTech Merger”).
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
The Borrowers were required to pay interest on the New Loan monthly until January 15, 2025. Thereafter, the Borrowers are required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the New Loan.
Pursuant to the Loan Agreement, the Borrowers have granted Customers Bank security interests in substantially all of the Borrowers’ assets, other than intellectual property. HelloTech is required to maintain an operating account with Customers Bank with a sufficient balance to support monthly payments. Additionally, the Borrowers are collectively required to maintain a liquidity ratio of at least 4.00, tested monthly, which is calculated as the quotient of unrestricted cash and cash equivalents of the Company and its subsidiaries (subject to certain limitations with respect to cash of foreign subsidiaries), divided by all outstanding indebtedness owed to Customers Bank. As of December 31, 2024, the Company was in compliance with the liquidity ratio covenant.
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
In addition, on the Program Effective Date, the Board approved a performance-based equity incentive program (the “Performance Equity Program”) pursuant to which awards of performance-vesting stock options (“Performance Options”) and performance-vesting restricted stock units (“PSUs”) would be granted to Company officers and service providers, and the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Company granted Performance Options to certain officers and key service providers. The Performance Equity Program is described in more detail below.
On the Program Effective Date, the Board also appointed Jason Mitura as the Company’s Chief Product Officer beginning August 16, 2024. On August 12, 2024, the Company entered into an employment agreement with Mr. Mitura in connection with his appointment.
Under the Company’s cash-based leadership compensation program, Company officers and other participants receive an additional amount of cash compensation, payable in semi-monthly installments alongside their regular base salary, and are not eligible for any other cash incentive compensation or annual bonuses while the leadership compensation program is in place. On the Program Effective Date, the Board extended this program, originally scheduled to expire on July 31, 2024, until the earlier of (i) the listing of the Company on a national securities exchange or (ii) the date the Board determines in its discretion to terminate it. The annualized amounts payable under the program to Mr. Siminoff, David Lillis, Senior Vice President of Finance, and Mr. Mitura were $1,550,000, $475,000 and $650,000, respectively.
The Performance Equity Program provides for the Company to grant awards under the 2021 Plan that will become eligible to vest based on the Company’s common stock reaching specified market trading prices (based on a trailing 60-day daily VWAP) within seven years after the Program Effective Date. Awards under the Performance Equity Program were generally expected to be granted 50% in the form of PSUs that will become eligible to vest, or “earned,” in three equally-sized tranches upon attaining a $1, $2 and $3 stock price hurdle, and 50% in the form of Performance Options that will become earned in three equally-sized tranches upon attaining a $4, $5 and $6 stock price hurdle. Upon attainment of a stock price hurdle, 25% of the earned tranche of PSUs and Performance Options will vest, with the remaining 75% of such earned tranche vesting in three equal annual installments over the next three years, subject to the applicable participant’s continued service through the vesting date.
On the Program Effective Date, the Board granted Performance Options under the Performance Equity Program and the 2021 Plan to certain officers and key service providers, including to Messrs. Siminoff, Mitura and Lillis covering the following numbers of shares: Mr. Siminoff: 8,000,000 shares; Mr. Mitura: 7,500,000 shares; and Mr. Lillis: 3,000,000 shares (the “Initial Option Grant”). The Performance Options granted to Messrs. Siminoff and Mitura were forfeited on the executives’ respective separation dates.
As described above, the Performance Options are eligible to be earned in three tranches based on the Company’s common stock reaching market trading prices (based on a trailing 60-day daily VWAP) before the seventh anniversary of the Program Effective Date, as set forth in the following table:

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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

November 2024 Executive Transitions
On November 18, 2024 (the “Siminoff Agreement Date”), the Company and Mr. Siminoff mutually agreed that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024 (the “Siminoff Separation Date”). After the Siminoff Separation Date, he began serving in an advisory role that will continue through December 31, 2026 (such advisory services, the “Advisory Services,” and such date, the “Advisory End Date”). Mr. Siminoff ceased to serve as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act on the Siminoff Separation Date. Upon the Company’s request, in performing the Advisory Services, Mr. Siminoff is expected to, among other services, (i) meet with customers and stakeholders, (ii) assist or advise on product development, (iii) assist or advise on corporate development or strategic transactions and (iv) provide transition services. In addition, Mr. Siminoff will no longer be appointed as the Company’s Chief Executive Officer.
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
Pursuant to an amended and restated common stock restriction agreement, which was entered into between Mr. Siminoff and the Company on the Siminoff Agreement Date (the “Restated Restriction Agreement”), and in accordance with the terms of the Original Siminoff Stock Restriction Agreement, the Company exercised its repurchase option with respect to 15,260,540 Consideration Shares held by Mr. Siminoff (the “Repurchased Shares”) for $0.00005080 per share (the “Repurchase Price”), or a total payment of $775.24. The Repurchased Shares represent 80% of the 19,075,675 Consideration Shares received by Mr. Siminoff in connection with the HDW Acquisition.
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
On November 26, 2024, the Company and Mr. Mitura mutually agreed that Mr. Mitura would step down as the Company’s Chief Product Officer effective as of such date, at which time Mr. Mitura ceased to serve as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act. Also on November 26, 2024, the Company and Mr. Mitura entered into a Separation and Transition Agreement and Release (the “Mitura Separation Agreement”). The Mitura Separation Agreement provides that the Company and Mr. Mitura’s affiliated entity would enter into a consulting agreement pursuant to which Mr. Mitura would assist the Company in product development. In addition, under the Mitura Separation Agreement, the Company agreed to reimburse Mr. Mitura for certain legal expenses. Pursuant to the consulting agreement, which terminated March 23, 2025, the Company paid Mr. Mitura’s related entity approximately $0.7 million in each of 2024 and 2025.
February 2025 Leadership Appointments
On February 4, 2025, Jason Keyes, Interim Chief Executive Officer, and Marc Landy, Interim Chief Financial Officer, provided notice of their resignations from their positions with the Company effective as of February 6, 2025 (the “Appointment Date”). Messrs. Keyes and Landy were serving in such capacities pursuant to an agreement between the Company and AP Services, LLC, an affiliate of AlixPartners, a global consulting firm. On the Appointment Date, the Board appointed David Lillis as Chief Executive Officer, Jeff Mayfield as Chief Financial Officer and Priyen Patel as Chief Strategy and Legal Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in the 2022 Annual Report and the 2023 Annual Report, which we expect to file concurrently with, or promptly after, the filing of this Form 10-Q, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch” and the “Company” refer to the business and operations of (i) Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the 2021 merger by and among Latch, Inc. (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc.) and a wholly-owned subsidiary of TSIA (the “Business Combination”) and (ii) Latch, Inc. and its consolidated subsidiaries following the consummation of the Business Combination.
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
Investigation and Restatement
During the three months ended June 30, 2022, the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Board”) commenced an investigation (the “Investigation”) of certain of the Company’s key performance indicators and revenue recognition practices, including the accounting treatment, financial reporting and internal controls related thereto. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements (the “Financial Statement Review”). The Company identified errors related to, among other items: (i) revenue recognition of hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses and (iv) errors in certain key performance indicators, including “bookings” and related metrics.
As a result of the Investigation and Financial Statement Review, the Company restated certain of its financial statements in the 2022 Annual Report, including restated financial statements for the three months ended March 31, 2022 (the “Restatement”).
Business Update
On January 11, 2023, the Company appointed Jason Keyes and Marc Landy, each of AP Services, LLC (“AP Services”), an affiliate of AlixPartners, LLP, as Interim Chief Executive Officer and Interim Chief Financial Officer, respectively, to replace the Company’s prior management team, including Luke Schoenfelder, Chief Executive Officer, Barry Schaeffer, Interim Chief Financial Officer, and Junji Nakamura, Chief Accounting Officer, each of whom resigned as of January 11, 2023. Effective January 11, 2023, the Company entered into an agreement for the provision of interim management services with AP Services, pursuant to which, among other things, Messrs. Keyes and Landy served in these interim leadership roles. Following the completion of the Restatement, Messrs. Keyes and Landy resigned from their positions effective February 6, 2025. For more information, see Note 16. Subsequent Events, in Part I, Item 1. “Financial Statements.”
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
Category adoption, expansion of our total addressable market and market growth. Our future growth depends in part on the continued adoption of hardware and software products that improve resident experience and the growth of this market.
Key Business Metrics
We are presenting software revenue (prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”)), total revenue (GAAP), net loss (GAAP) and Adjusted EBITDA (non-GAAP) as key business metrics, as we believe each of those metrics is important in measuring our performance, identifying trends affecting our business, formulating business plans and making strategic decisions that will impact our future operational results.
Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended March 31,
	2023	2022	$ Change	% Change

GAAP Measures:
Software revenue	$3,973	$2,707	$1,266	46.8%
Total revenue	$11,150	$13,556	$(2,406)	(17.7%)
Net loss	$(32,924)	$(46,832)	$13,908	(29.7%)
Non-GAAP Measure:
Adjusted EBITDA	$(24,444)	$(39,630)	$15,186	(38.3%)
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
In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended March 31,
	2023	2022

Net loss	$(32,924)	$(46,832)
Depreciation and amortization	1,823	1,130
Interest (income) expense, net(1)	(269)	837
Provision for income taxes	11	17
Change in fair value of warrant liability	90	(6,267)
Change in fair value of trading securities	—	(1,000)
Restructuring costs	534	—
Transaction-related costs(2)	—	354
Non-ordinary course legal fees and settlement reserves(3)	2,025	13
Stock-based compensation expense(4)	4,266	12,118
Adjusted EBITDA	$(24,444)	$(39,630)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense associated with the significant financing component included in interest (income) expense, net was $1.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Transaction costs related to the Business Combination.
(3)Non-ordinary course legal fees and settlement reserves incurred in connection with non-ordinary course litigation and disputes. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal and recurring operating expenses. See Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(4)See Note 13. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”
Components of Results of Operations
Revenue
Hardware Revenue. We generate hardware revenue primarily from the sale of our portfolio of devices for our smart access and smart apartment solutions. We sell hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through our channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when there is evidence a contract exists and control has been transferred to the customer. The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship, generally for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices.
From time-to-time, industry-wide supply chain disruptions have created shortages of certain construction materials and other products. Additionally, our customers have also experienced trade labor availability constraints and delays. These factors have caused our customers to experience construction delays, which have delayed and may continue to delay the timing of the installation of our products and our recognition of hardware and software revenue.
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
R&D Expenses. R&D expenses consist primarily of personnel and related expenses for our employees working on our product, design and engineering teams, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Also included are non-personnel costs such as amounts paid to our third-party contract manufacturers for tooling, engineering and prototype costs of our hardware products, fees paid to third-party consultants, R&D supplies and rent. We expect our R&D expenses to decrease for the remainder of 2023 as a result of restructuring initiatives, including reductions in force conducted in 2022 (the “2022 RIFs”) and July 2023 (the “July 2023 RIF”).
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related expenses for our employees working on our sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and digital advertising), professional fees, rent and customer support. We expect our sales and marketing expenses to decrease for the remainder of 2023 as a result of restructuring initiatives, including the 2022 RIFs and the July 2023 RIF.
General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related expenses for our executive, legal, human resources, finance and IT functions, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Additional expenses included in this category are non-personnel costs such as legal fees, rent, professional fees, audit fees, bad debt expense and insurance costs. We expect our general and administrative expenses to increase at least through 2024, due to professional services costs related to the Investigation, the ongoing investigation of the Company by the SEC (the “SEC Investigation”), the Restatement and remediation activities.
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
Results of Operations
The following table sets forth our historical operating results for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three months ended March 31,
(in thousands, except share and per share data)	2023	2022	$ Change	% Change

Revenue
Hardware	$5,345	$9,288	$(3,943)	(42.5)%
Software	3,973	2,707	1,266	46.8%
Installation services	1,832	1,561	271	17.4%
Total revenue	11,150	13,556	(2,406)	(17.7)%
Cost of revenue(1)
Hardware	11,589	11,849	(260)	(2.2)%
Software	419	327	92	28.1%
Installation services	1,633	1,768	(135)	(7.6)%
Total cost of revenue	13,641	13,944	(303)	(2.2)%
Operating expenses
Research and development	9,063	18,822	(9,759)	(51.8)%
Sales and marketing	4,556	17,423	(12,867)	(73.9)%
General and administrative	15,194	15,480	(286)	(1.8)%
Depreciation and amortization	1,823	1,130	693	61.3%
Total operating expenses	30,636	52,855	(22,219)	(42.0)%
Loss from operations	(33,127)	(53,243)	20,116	(37.8)%
Other income (expense), net
Change in fair value of warrant liability	(90)	6,267	(6,357)	(101.4)%
Change in fair value of trading securities	—	1,000	(1,000)	(100.0)%
Interest income (expense), net	269	(837)	1,106	(132.1)%
Other income (expense), net	35	(2)	37	N.M.
Total other income (expense), net	214	6,428	(6,214)	(96.7)%
Loss before income taxes	(32,913)	(46,815)	13,902	29.7%
Provision for income taxes	11	17	(6)	(35.3)%
Net loss	$(32,924)	$(46,832)	$13,908	29.7%
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	680	(1,618)	2,298	142.0%
Foreign currency translation adjustment	(2)	2	(4)	(200.0)%
Comprehensive loss	$(32,246)	$(48,448)	$16,202	33.4%
Net loss per common share:
Basic and diluted net loss per common share	$(0.23)	$(0.33)	$0.10	30.3%
Weighted average shares outstanding:
Basic and diluted	144,609,513	141,970,190

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Comparison of three months ended March 31, 2023 and March 31, 2022
Revenue
Revenue decreased $2.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was driven by a $3.9 million decrease in hardware revenue partially offset by a $1.3 million increase in software revenue and a $0.3 million increase in services revenue. The decrease in hardware revenue was primarily driven by lower units delivered, including higher units returned, which negatively impacted net delivered units, partially offset by higher average selling prices. Increased software revenue reflects the continued growth in subscriptions as a result of the continued increases in cumulative delivered hardware units. Installation services revenue growth reflects continued expansion of the direct deployment program.
Cost of Revenue
Cost of revenue decreased $0.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily a result of $0.3 million in lower hardware sales related costs and a $0.1 million reduction of installation services costs due to lower deployment expenses partially offset by a $0.1 million increase in software-related expenses related to higher server costs associated with an expansion in licensed buildings. The decrease in hardware sales related costs was driven by (i) $5.0 million of fewer units delivered, net of units returned, (ii) a $4.1 million decrease in inventory purchase commitments liability, (iii) a $0.8 million decrease due to a reduction in the size of the supply-chain team and (iv) a $0.4 million smaller adjustment in the cost of inventory to net realizable value offset by a $10.2 million increase of expense for excess and obsolete reserves.
Research and Development Expenses
Research and development expenses decreased $9.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to: (i) $9.2 million decrease in personnel-related expenses, comprised of $6.6 million of decreased compensation expense and $2.6 million of decreased stock-based compensation expense due to the 2022 RIFs, and (ii) $0.6 million decrease in product development costs following the 2022 RIFs.
Sales and Marketing Expenses
Sales and marketing expenses decreased $12.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to: (i) $10.2 million decrease in personnel-related expenses, comprised of $8.4 million of decreased compensation expense and $1.8 million of decreased stock-based compensation expense due to the 2022 RIFs; (ii) $1.5 million decrease in marketing expense; (iii) $0.5 million decrease in travel and entertainment expense; (iv) $0.4 million decrease in professional fees related to outsourced brand and website refresh initiatives; and (v) $0.3 million decrease in software license expense.
General and Administrative Expenses
General and administrative expenses decreased $0.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to: (i) $4.1 million decrease in personnel-related expenses, comprised of $0.8 million of decreased compensation expense and $3.3 million of decreased stock-based compensation expense due to the 2022 RIFs; (ii) $1.0 million of decreased bad debt expense primarily related to software; (iii) $0.7 million decrease in insurance expense; (iv) $0.4 million decrease in software license expense; and (v) $0.3 million decrease in recruiting expense as a result of certain key hires in 2022. These decreases, which totaled $6.5 million, were partially offset by a $6.3 million increase in higher professional fees, including (i) $4.6 million related to the Investigation and Restatement and (ii) $2.1 million in litigation expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income decreased by $6.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to: (i) a slight increase in the price of our common stock during the three months ended March 31, 2023, compared to a significant decrease in the price of our common stock during the three months ended March 31, 2022, which resulted in a $6.4 million unfavorable change in the fair value of the private placement warrants liability between these periods, and (ii) a $1.0 million unfavorable variance in the change in fair value of trading securities driven by the Company ceasing to own any trading securities as of December 31, 2022. The decrease was partially offset by a $1.1 million increase in interest income related to higher interest rates.
Liquidity and Capital Resources
We have incurred losses since our inception. As of March 31, 2023 and December 31, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $209.8 million and $75.5 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
Historically, our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from our contract manufacturers.
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
Beginning in the second quarter of 2022 and continuing through 2025, we have incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and Financial Statement Review. Additionally, we have incurred significant costs in connection with various pending litigation. See Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, has resulted or could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.
In connection with the HDW Acquisition, in July 2023 the Company issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of unsecured promissory notes (the “Promissory Notes”). The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
We contract with third parties to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a demand plan. During the year ended December 31, 2022, we materially reduced our original demand plan and started engaging in discussions with our contract manufacturers regarding our obligation to purchase the inventory based on our original demand plan. In 2022, we purchased and received excess inventory for certain products based on our original demand plan. Additionally, as a result of these discussions, we agreed to prepay certain contract manufacturers approximately $12.3 million for material and component obligations. As of March 31, 2023, we had unfunded non-cancellable purchase commitments of approximately $5.8 million.
Our future capital requirements will depend on many factors, including our business plans, our levels of revenue, the expansion of sales and marketing activities, market acceptance of our products, the results of business initiatives, the timing of new product introductions and overall economic conditions.
Based on our current business plan, we expect to be able to use our current cash and cash equivalents and available-for-sale securities to fund our operational cash requirements for at least 12 months from the date of this Form 10-Q. For more information about our liquidity position as of the date of this Form 10-Q, see Part II, Item 7. “Management’s Discussion and Analysis - Liquidity and Capital Resources” in the 2023 Annual Report.
Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.”

Indebtedness
Revolving Credit Facility
On July 1, 2021, we executed a new revolving credit facility replacing a matured facility with a freight forwarding and customs brokerage company. The revolving credit facility, which was subsequently amended in May 2022, had a credit limit of $6.0 million with no stated maturity date. Installment plan agreements were executed for each financing request, which included the interest rate. The revolving credit facility had no financial or other covenants. As of December 31, 2022, no amount was outstanding under the revolving credit facility, which we cancelled in January 2023.
Promissory Notes
As discussed above, in July 2023 in connection with the HDW Acquisition, the Company issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of Promissory Notes. The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. As of September 30, 2023, the Company concluded that it was virtually certain the Promissory Notes would become payable within the upcoming 12 months due to the Company’s then-anticipated delisting from Nasdaq, which was an event of default with respect to the Promissory Notes. Consequently, the Company reclassified the debt obligation as current as of September 30, 2023, despite the event of default not yet occurring. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
Term Loan with Customers Bank
Following the closing of the HelloTech Merger, on July 15, 2024, Latch Systems, Inc. and HelloTech, as the borrowers (the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Customers Bank.
Pursuant to the Loan Agreement, Customers Bank issued the Borrowers a term loan in the principal amount of $6.0 million (the “New Loan”). The Loan Agreement did not result in the Borrowers receiving any additional loan proceeds. Interest is payable on the New Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the New Loan matures July 15, 2029 (the “Maturity Date”).
The Borrowers were required to pay interest on the New Loan monthly until January 15, 2025. Thereafter, the Borrowers are required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the New Loan.
Pursuant to the Loan Agreement, the Borrowers have granted Customers Bank security interests in substantially all of the Borrowers’ assets, other than intellectual property. HelloTech is required to maintain an operating account with Customers Bank with a sufficient balance to support monthly payments. Additionally, the Borrowers are collectively required to maintain a liquidity ratio of at least 4.00, tested monthly, which is calculated as the quotient of unrestricted cash and cash equivalents of the Company and its subsidiaries (subject to certain limitations with respect to cash of foreign subsidiaries), divided by all outstanding indebtedness owed to Customers Bank. As of December 31, 2024, the Company was in compliance with the liquidity ratio covenant.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022

Net cash used in operating activities	$(25,731)	$(43,699)
Net cash provided by investing activities	32,597	12,063
Net cash used in financing activities	—	(2,179)
Effect of exchange rates on cash	(4)	(8)
Net change in cash and cash equivalents	$6,862	$(33,823)
Operating Activities. Net cash used in operating activities for the three months ended March 31, 2023 decreased by $18.0 million compared to the three months ended March 31, 2022, primarily as a result of a decrease in net loss of $13.9 million, a reduction in the change in the fair value of warrant liability and trading securities of $7.4 million, a decrease in inventories, net of $13.6 million and a decrease in accounts receivable of $1.0 million. These sources of cash were partially offset by a decrease in stock-based compensation expense of $7.9 million, a decrease in deferred revenue of $5.0 million, a decrease in the provision for doubtful accounts of $1.1 million, a net decrease in accrued expenses and accounts payable of $1.3 million, an increase in prepaid expense and other current assets of $1.5 million, and a decrease in non-cash interest expense of $1.1 million.
Investing Activities. Net cash provided by investing activities increased by $20.5 million to $32.6 million for the three months ended March 31, 2023 from $12.1 million for the three months ended March 31, 2022, primarily due to a decrease in purchases of available-for-sale securities of $14.3 million, an increase in sales and maturities of available-for-sale and trading securities of $3.3 million, a decrease of $1.5 million in capitalized internally-developed software, and a reduction of purchases of property and equipment of $1.2 million.
Financing Activities. For the three months ended March 31, 2023, net cash used in financing activities decreased by $2.2 million compared to the three months ended March 31, 2022. The Company did not conduct any financing activities in the three months ended March 31, 2023. In the three months ended March 31, 2022, net cash used in financing activities primarily consisted of (i) a $1.1 million net repayment of our revolving facility and (ii) a $1.3 million payment for tax withholding on net settlements of RSUs.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2023 and December 31, 2022 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as disclosed in the 2022 Annual Report.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Background
In 2022, the Audit Committee, with the assistance of independent legal and accounting advisors, conducted an internal investigation of matters relating to the Company’s key performance indicators and revenue recognition practices for certain transactions, including the accounting treatment, financial reporting and internal controls related to such transactions.
As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on the Company’s current and historical financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 would be restated. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements. As a result, in the 2022 Annual Report, the Company restated those financial statements to correct the errors identified. As further detailed below, the Company identified errors related to, among other items: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, (v) stock-based compensation and (vi) errors in certain key performance indicators, including “bookings” and related metrics.
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to March 31, 2023, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
2021 Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). Beginning in 2021, with the oversight of the Audit Committee, the Company began implementing a remediation plan to address the 2021 Material Weakness.
During 2022, the Company completed multiple reductions in force that impacted approximately 245 employees, or approximately 51%, of the Company’s full-time employees. The Company also experienced management changes, including the March 2022 transition of the Company’s Chief Financial Officer. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness and contributed to additional material weaknesses identified as of December 31, 2022. The 2021 Material Weakness continued to exist as of March 31, 2023.
2022 Material Weaknesses
In the 2022 Annual Report, we identified additional material weaknesses. The Company did not maintain controls to execute the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”) for (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring activities.
Each of the control deficiencies identified below constitute material weaknesses, either individually or in the aggregate that were identified as of December 31, 2022 and continued to exist as of March 31, 2023.

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
Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, based upon the criteria established in the COSO Framework. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting and based upon the criteria set forth in the COSO Framework. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2023 due to the material weaknesses described above.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Remediation Plan and Status
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
•Updated operative sales contracts to clarify that no transactional terms exist outside of the signed agreements and no oral agreements are valid and enforceable. Legal department approval is required prior to execution of such contracts.
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

•In February 2025, following completion of the Restatement, appointed a new Chief Executive Officer, Chief Financial Officer and Chief Strategy and Legal Officer, and will continue to reinforce the improved tone set by the outgoing interim executive officers.
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2023, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in the 2022 Annual Report filed with the SEC on December 19, 2024 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein. Additionally, see the section titled “Risk Factors” in the 2023 Annual Report, which we expect to file concurrently with, or promptly after, the filing of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended March 31, 2023 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Form of Promissory Note.	8-K	4.1	5/16/2023
4.2	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
4.3	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1†	Separation Agreement and Release, dated January 11, 2023, by and between Latch, Inc. and Luke Schoenfelder.	8-K	10.1	1/11/2023
10.2†	Separation Agreement and Release, dated January 27, 2023, by and between Latch, Inc. and Barry Schaeffer.	8-K	10.1	2/02/2023
10.3†	Employment Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.1	5/16/2023
10.4†	Stock Restriction Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	5/16/2023
10.5	Registration Rights Agreement, dated as of July 3, 2023, by and among Latch, Inc. and the other parties thereto.	8-K	10.1	7/03/2023
10.6†	Employment Agreement, dated as of July 3, 2023, by and between Latch, Inc. and David Lillis.	8-K	10.1	7/10/2023
10.7†	Transition and Separation Agreement, dated as of July 10, 2023, by and between Michael Brian Jones and the Company.	8-K	10.2	7/10/2023
10.8*†	Amended and Restated Agreement for Interim Management Services by and between AP Services, LLC and the Company, dated January 10, 2023.	10-K	10.25	12/19/2024
10.9*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024
10.10†	Employment Agreement, dated as of August 16, 2024, by and between Latch, Inc. and Jason Mitura.	8-K	10.3	8/13/2024
10.11†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.12†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.13*†	Separation and Transition Agreement and Release, dated as of November 26, 2024, by and between Latch Systems, Inc. and Jason Mitura.	8-K	10.1	11/27/2024
10.14†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.15†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.16†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ David Lillis
David Lillis
Chief Executive Officer

March 26, 2025

By:	/s/ Jeff Mayfield
Jeff Mayfield
Chief Financial Officer

March 26, 2025