Form 10-Q
period 2023-06-30
Latch, Inc.
filed 2025-03-26
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	June 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$119,850	$109,828
Available-for-sale securities, current	65,381	120,233
Accounts receivable, net	8,594	7,026
Inventories, net current	21,799	29,435
Prepaid expenses and other current assets	28,825	12,333
Total current assets	244,449	278,855
Available-for-sale securities, non-current	4,946	4,836
Property and equipment, net	1,875	2,466
Internally-developed software, net	11,825	13,753
Inventories, net non-current	10,953	13,595
Intangible assets, net	94	133
Other non-current assets	3,904	3,024
Total assets	$278,046	$316,662
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,812	$6,005
Accrued expenses	43,301	25,645
Deferred revenue, current	10,685	10,686
Other current liabilities	1,893	1,926
Total current liabilities	58,691	44,262
Deferred revenue, non-current	31,733	31,239
Warrant liability	565	230
Other non current liabilities	56	176
Total liabilities	91,045	75,907
Commitments and contingencies (see Note 9)
Stockholders' equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 144,609,513 and 144,609,513 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively(1)	16	16
Additional paid-in capital	744,683	735,785
Accumulated other comprehensive loss	(312)	(1,460)
Accumulated deficit	(557,386)	(493,586)
Total stockholders' equity	187,001	240,755
Total liabilities and stockholders' equity	$278,046	$316,662

(1)Shares issued and outstanding as of June 30, 2023 and December 31, 2022 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue
Hardware	$4,263	$4,710	$9,608	$13,998
Software	4,413	3,239	8,386	5,946
Installation services	1,502	1,881	3,334	3,442
Total revenue	10,178	9,830	21,328	23,386
Cost of revenue(1)
Hardware	4,381	11,003	15,970	22,852
Software	524	334	943	661
Installation services	1,373	1,743	3,006	3,511
Total cost of revenue	6,278	13,080	19,919	27,024
Operating expenses
Research and development	8,660	16,710	17,723	35,532
Sales and marketing	4,378	16,824	8,934	34,247
General and administrative	20,517	12,341	35,711	27,820
Depreciation and amortization	1,696	1,381	3,519	2,511
Total operating expenses	35,251	47,256	65,887	100,110
Loss from operations	(31,351)	(50,506)	(64,478)	(103,748)
Other income (expense), net
Change in fair value of warrant liability	(245)	2,699	(335)	8,966
Change in fair value of trading securities	—	(2,500)	—	(1,500)
Interest income (expense), net	543	(1,263)	812	(2,101)
Other income (expense), net	177	(29)	212	(31)
Total other income (expense), net	475	(1,093)	689	5,334
Loss before income taxes	(30,876)	(51,599)	(63,789)	(98,414)
Provision for income taxes	—	17	11	34
Net loss	$(30,876)	$(51,616)	$(63,800)	$(98,448)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	468	(281)	1,148	(1,899)
Foreign currency translation adjustment	2	(1)	—	1
Comprehensive loss	$(30,406)	$(51,898)	$(62,652)	$(100,346)
Net loss per common share:
Basic and diluted net loss per common share	$(0.21)	$(0.36)	$(0.44)	$(0.69)
Weighted average shares outstanding:
Basic and diluted	144,609,513	143,253,837	144,609,513	142,615,560

(1)Exclusive of depreciation and amortization shown in operating expenses.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Six months ended June 30, 2022
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2022	141,586	$15	$705,865	$(676)	$(331,212)	$373,992
Cumulative effect adjustment of adopting ASC 326	—	—	—	—	(38)	(38)
Exercises of common stock options	365	—	177	—	—	177
Issuance of common stock upon settlement of restricted stock units	490	—	—	—	—	—
Tax withholdings on settlement of equity awards	(202)	—	(1,292)	—	—	(1,292)
Transaction costs related to reverse capitalization	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	13,075	—	—	13,075
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	—	(46,832)	(46,832)
March 31, 2022	142,239	15	717,800	(2,292)	(378,082)	337,441
Exercises of common stock options	637	—	528	—	—	528
Issuance of common stock upon settlement of restricted stock options	1,833	1	—	—	—	1
Tax withholdings on settlement of equity awards	(622)	—	(1,883)	—	—	(1,883)
Stock-based compensation	—	—	7,840	—	—	7,840
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	(51,616)	(51,616)
June 30, 2022	144,087	$16	$724,285	$(2,574)	$(429,698)	$292,029

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(in thousands)

	Six months ended June 30, 2023
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2023	144,610	$16	$735,785	$(1,460)	$(493,586)	$240,755
Stock-based compensation	—	—	4,680	—	—	4,680
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized gain (loss) on available-for-sale securities	—	—	—	680	—	680
Net loss	—	—	—	—	(32,924)	(32,924)
March 31, 2023	144,610	16	740,465	(782)	(526,510)	213,189
Stock-based compensation	—	—	4,218	—	—	4,218
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain (loss) on available-for-sale securities	—	—	—	468	—	468
Net loss	—	—	—	—	(30,876)	(30,876)
June 30, 2023	144,610	$16	$744,683	$(312)	$(557,386)	$187,001

(1)Excludes 738,000 shares held by the Sponsor subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022

Operating activities
Net loss	$(63,800)	$(98,448)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,519	2,511
Non-cash interest (income) expense	(489)	1,622
Change in fair value of warrant liability	335	(8,966)
Change in fair value of trading securities	—	1,500
Realized gains/losses on available-for-sale securities	—	8
Impairment loss on long-lived assets	697	428
Provision for doubtful accounts, net of recoveries	(824)	795
Provision for credit losses on contract assets	18	—
Stock-based compensation expense	8,280	19,276
Changes in assets and liabilities
Accounts receivable	(744)	(1,496)
Inventories, net	10,278	(14,042)
Prepaid expenses and other current assets	(16,509)	(3,231)
Other non-current assets	(878)	(833)
Accounts payable	(3,193)	1,580
Accrued expenses	17,681	5,465
Other current liabilities	(29)	(28)
Other non-current liabilities	(120)	141
Deferred revenue	493	10,254
Net cash used in operating activities	(45,285)	(83,464)
Investing activities
Purchase of available-for-sale securities	(41,289)	(44,487)
Proceeds from maturities of available-for-sale securities	97,668	95,399
Purchases of trading securities	—	(250)
Purchase of property and equipment	(83)	(1,956)
Capitalized internally-developed software	(968)	(3,823)
Net cash provided by investing activities	55,328	44,883
Financing activities
Proceeds from issuance of common stock	—	707
Payments for tax withholding on net settlement of equity awards	—	(3,176)
Proceeds from revolving credit facility	—	1,345
Repayment of revolving credit facility	—	(4,472)
Net cash used in financing activities	—	(5,596)
Effect of exchange rate on cash	(21)	(7)
Net change in cash and cash equivalents	10,022	(44,184)
Cash and cash equivalents
Beginning of period	109,828	124,782
End of period	$119,850	$80,598
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$618	$1,639

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
HDW Acquisition
On May 15, 2023, the Company, LS Key Merger Sub 1, Inc., a wholly-owned subsidiary of the Company (“Merger Sub I”), and LS Key Merger Sub 2, LLC, a wholly-owned subsidiary of the Company (“Merger Sub II”), entered into an Agreement and Plan of Merger (as amended, the “HDW Merger Agreement”) with Honest Day’s Work, Inc. (“HDW”). On July 3, 2023 (the “HDW Closing Date”), (i) Merger Sub I merged with and into HDW, with HDW continuing as the surviving corporation, and subsequently, (ii) HDW merged with and into Merger Sub II, with Merger Sub II continuing as the surviving entity and a wholly-owned subsidiary of the Company (collectively, the “HDW Acquisition”). The Company concluded that the transaction was a business combination and that the Company was the acquirer.
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
In connection with the HDW Acquisition, the Company and Mr. Siminoff entered into an employment agreement, dated May 15, 2023 (the “Siminoff Employment Agreement”). Pursuant to the Siminoff Employment Agreement, on the HDW Closing Date, Mr. Siminoff was appointed as the Company’s Chief Strategy Officer. At the time, Mr. Siminoff was expected to be appointed as Chief Executive Officer of the Company following the completion of the Restatement (as defined below). As described below in Note 17. Subsequent Events, Mr. Siminoff ceased to serve as Chief Strategy Officer on December 31, 2024 and will no longer be appointed as the Company’s Chief Executive Officer.

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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries as of June 30, 2023, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications would not have a material effect on the reported financial results.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the reporting period. Significant estimates are used when accounting for stock-based compensation, inventory valuation, goodwill and intangible asset impairments, business combinations and litigation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements, actual results could differ from those estimates.
The Company’s significant accounting policies for its condensed consolidated financial statements as of June 30, 2023 are summarized below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2023 and December 31, 2022, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
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
As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts contains an estimate of credit losses for outstanding invoices related to (1) hardware accounts receivable when revenue was recognized for consideration received from the related software contract and (2) invoices related to software accounts receivable. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for doubtful accounts:

Balance as of January 1, 2023	$2,537
Provision for doubtful accounts, net of recoveries	(824)
Write-offs charged against the allowance	(1,039)
Balance as of June 30, 2023	$674
Inventories, Net
Inventories consist of finished goods and component parts. Finished goods are manufactured by the Company or purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value with cost being determined using the average cost method. The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, when necessary. As of June 30, 2023, net inventories in excess of one year of historical sales are classified as other non-current assets on the Condensed Consolidated Balance Sheets.
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

	June 30, 2023	December 31, 2022
Domain names	$318	$318
Patents	37	37
Licenses	4	4
Intangible assets	359	359
Less: accumulated amortization	(265)	(226)
Total intangible assets, net	$94	$133
Total amortization expense related to intangible assets was $0.02 million and $0.04 million for the three and six months ended June 30, 2023, respectively and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Total intangible impairment expense was zero for the three and six months ended June 30, 2023 and 2022.
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
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the Condensed Consolidated Balance Sheets. The Company did not have any finance leases or subleases as of June 30, 2023 and December 31, 2022.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three and six months ended June 30, 2023, the reserve recorded for hardware warranties was approximately 2% and 1%, respectively, of cost of hardware revenue. For both the three and six months ended June 30, 2022, the reserve recorded for hardware warranties was approximately 2% of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and six months ended June 30, 2023, the allowance for returns resulted in a recovery of revenue by $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2022, the allowance for returns reduced revenue by zero and $0.4 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $2.4 million for the three and six months ended June 30, 2022, respectively.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Installation Services
The Company generates revenues by facilitating hardware installation and activation services. These revenues are recognized over time on a percentage of completion basis. The Company recognized installation services revenue of $1.5 million and $3.3 million for the three and six months ended June 30, 2023, respectively, and $1.9 million and $3.4 million for the three and six months ended June 30, 2022, respectively.
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
The revenue disaggregation presented below aligns with the Company’s Condensed Consolidated Statements of Operations, categorized into hardware, software and installation services. The following table presents revenue broken down by offering type and the timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue (point-in-time):
Hardware	$4,263	$4,710	$9,608	$13,998
Service revenue (period-of-time):
Software	4,413	3,239	8,386	5,946
Installation services	1,502	1,881	3,334	3,442
Total service revenue	5,915	5,120	11,720	9,388
Total revenue	$10,178	$9,830	$21,328	$23,386
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2023	$2,617
Additions to deferred contract costs	1,193
Amortization of deferred contract costs	(204)
Balance as of June 30, 2023	$3,606
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

	June 30, 2023	December 31, 2022
Contract assets (unbilled receivables), net	$2,224	$942
Contract liabilities (deferred revenue)	$42,418	$41,925
The Company records contract liabilities as deferred revenue when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The Company recognized $7.1 million of prior year deferred software revenue during the six months ended June 30, 2023 and $9.5 million during the year ended December 31, 2022.
As of June 30, 2023, total deferred revenue was $42.4 million. The current amount, which is expected to be recognized over the next 12 months, of $10.7 million is comprised of $14.0 million, which will be recognized as revenue, net of $3.3 million, which will be recognized as interest expense related to the significant financing component. The non-current amount of $31.7 million is comprised of $41.0 million, which will be recognized as revenue, net of $9.3 million, which will be recognized as interest expense related to the significant financing component.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel and related expenses for employees working on sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and advertising), professional fees, rent, restructuring costs and customer support. Advertising expense was zero and less than $0.1 million for the three and six months ended June 30, 2023, respectively. Advertising expense was $1.2 million and $2.1 million for the three and six months ended June 30, 2022, respectively.
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
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other, and ASC 360, Property, Plant and Equipment. Long-lived assets, such as property and equipment and internally-developed software costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the three and six months ended June 30, 2023, the Company recorded $0.6 million and $0.7 million, respectively, of impairment of long-lived assets, and $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively, which is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance against its deferred tax assets.
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of June 30, 2023 and December 31, 2022, the Company had one customer that accounted for $5.6 million and $2.9 million, or 56% and 26%, respectively, of gross accounts receivable. For the three and six months ended June 30, 2023, the Company had one customer that accounted for $2.2 million and $6.0 million, or 22% and 28%, of total revenue, respectively. For the three and six months ended June 30, 2022, the Company had one customer that accounted for $2.2 million and $6.6 million, or 22% and 28%, of total revenue, respectively.
Segment Information
As of June 30, 2023, the Company had one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its chief operating decision maker.
Legal Fees
The company accounts for legal fees as they are incurred and typically classifies such fees as general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Total legal fees were $6.1 million and $9.0 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.1 million for the three and six months ended June 30, 2022, respectively.
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
The Company’s marketable securities by security type are summarized as follows:

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$5,007	$(61)	$4,946
Commercial paper and corporate bonds	62,199	(225)	61,974
U.S. Government debt securities	3,436	(29)	3,407
Total available-for-sale securities	$70,642	$(315)	$70,327

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
As of June 30, 2023 and December 31, 2022, the Company recorded $0.3 million and $1.5 million, respectively, of gross unrealized losses in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of June 30, 2023
	Amortized Cost	Estimated Fair Value
Due in less than one year	$65,635	$65,381
Due in one to five years	5,007	4,946
Total investments	$70,642	$70,327
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
As of June 30, 2023, the Company had not identified any impairment indicators in its investments.
For the three and six months ended June 30, 2023, the Company received $54.8 million and $97.7 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. During the three and six months ended June 30, 2022, the Company received $55.8 million and $95.4 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities.
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
For the three and six months ended June 30, 2023, the Company recorded a gain on the contingent consideration of $0.2 million and $0.2 million, respectively. Because the Notes were exchanged in the Reference Transaction in December 2022, there were no recorded gains or losses on the Notes during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded a loss on the Notes of $2.5 million and $1.5 million, respectively. These changes in fair value are recorded on the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2023, the fair value of the investment in private company and contingent consideration was $1.0 million and zero, respectively, and presented in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
4.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of June 30, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$5,337	$—	$—	$5,337
Money market funds and other cash equivalents	108,935	5,578	—	114,513
Total cash and cash equivalents	114,272	5,578	—	119,850
Available-for-sale securities	—	70,327	—	70,327
Investment in private company	—	—	954	954
Total assets	$114,272	$75,905	$954	$191,131

Liabilities
Warrant liability	$—	$565	$—	$565
Total liabilities	$—	$565	$—	$565

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
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the initial public offering of TSIA (the “TSIA IPO”) that Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the condensed consolidated balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820 indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing or final trading price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing or final trading price of the public warrants was $0.11 and $0.04 as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Private Placement Warrants was $0.6 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.
The Company’s investments in private company and contingent consideration were classified as Level 3 as of June 30, 2023 in the fair value hierarchy because they relied significantly on inputs that were unobservable in the market. The contingent consideration was dependent on varying events and equity value and therefore was estimated. Significant assumptions included: (i) the equity value of the acquirer as of June 30, 2023 and (ii) the ability of the counterparty to achieve future technical milestones in order to make the contingent payment. As discussed in Note 3. Investments, during the three and six months ended June 30, 2023, the Company recorded a gain on the contingent consideration of $0.2 million and $0.2 million, respectively. During the three and six months ended June 30, 2022, the Company recorded a loss on the fair value of the Notes of $2.5 million and $1.5 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table represents the activity of the Level 3 instruments:

	Investment in Private Company	Contingent Consideration
Balance at December 31, 2022	$181	$852
Change in fair value(1)	14	204
Contingent consideration received in cash	—	(297)
Contingent consideration received as investment in private company	759	(759)
Balance at June 30, 2023	$954	$—

(1)Recorded in other income (expense), net within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three and six months ended June 30, 2023, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three and six months ended June 30, 2023.
5.    INVENTORIES, NET
Inventories, net consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$11,150	$7,295
Finished goods	9,218	18,484
Channel inventory	1,431	3,656
Total current inventories, net	21,799	29,435
Finished goods, non-current	10,953	13,595
Total inventories, net	$32,752	$43,030
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Inventories, net are stated at the lower of cost or net realizable value at their cost being determined using the average cost method. Inventories, net are written down to their net realizable value if they have a cost basis in excess of expected net realizable value. The Company did not record a write-down of channel inventory in cost of hardware revenue for the three and six months ended June 30, 2023. The Company recorded $0.5 million in cost of hardware revenue related to the write-down of channel inventory for the year ended December 31, 2022.
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
During the six months ended June 30, 2023, the Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer resigned, and the Company appointed an Interim Chief Executive Officer and Interim Chief Financial Officer. The newly appointed leadership team conducted an in-depth analysis of the business and changed the Company’s strategy resulting in the rationalization and discontinuation of products and a reduction in the number of distribution channels. As a result, the one year and three-year sales forecasts were lower as of June 30, 2023 than as of December 31, 2022. The Company reduced its sales forecasts due to, among other factors, overall market conditions, strained customer relationships and ongoing brand issues due to adverse publicity from the Investigation and Restatement as well as significant turnover of the sales team. For the three months ended June 30, 2023, the total excess and obsolete inventory reserve decreased by $0.2 million, the majority of which was due to a higher sales forecast. For the six months ended June 30, 2023, the total excess and obsolete inventory reserve increased by $10.0 million, $7.4 million of which was due to these lower forecasts and $2.6 million of which represents inventory the Company had determined had become obsolete during the period. The total excess and obsolete inventory reserve as of June 30, 2023 and December 31, 2022 was $13.8 million and $3.8 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Insurance receivable	$10,105	$205
Prepaid inventory	9,633	6,168
Investment in private company and contingent consideration	954	1,033
Unbilled receivables	2,224	942
Prepaid capitalized incentives	421	304
Prepaid installation payments	286	212
Other prepaid expenses and other current assets	5,202	3,469
Total prepaid expenses and other current assets	$28,825	$12,333
7.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	June 30, 2023	December 31, 2022
Internally-developed software	$19,582	$17,927
Software-in-development	2,327	3,264
Less: accumulated amortization	(10,084)	(7,438)
Total internally-developed software, net	$11,825	$13,753
During the three and six months ended June 30, 2023, the Company capitalized $0.04 million and $0.7 million, respectively, in internally-developed software. During the three and six months ended June 30, 2022, the Company capitalized $2.7 million and $5.1 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized into amortization expense until the related assets are put into service.
Total amortization expense related to internally-developed software for the three and six months ended June 30, 2023 was $1.4 million and $2.8 million, respectively. Total amortization expense related to internally-developed software for the three and six months ended June 30, 2022 was $0.9 million and $1.7 million, respectively. Impairment expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, which is included in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Impairment expense was $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively, which is included in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.
8.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accrued compensation	$3,480	$1,090
Accrued warranties	200	228
Accrued purchases	1,065	2,842
Accrued non-cancellable purchase commitments	2,008	5,303
Accrued litigation costs	25,990	6,846
Accrued restructuring costs	3	226
Other accrued expenses	10,555	9,110
Total accrued expenses	$43,301	$25,645
For the six months ended June 30, 2023, accrued litigation costs primarily include (i) $1.95 million related to settlement of the Brennan Action, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Schwartz Action and (iv) the Company’s $14.875 million share of the settlement in the Merger Lawsuits, each as defined and/or further described in Note 9. Commitments and Contingencies.
For the year ended December 31, 2022, (i) other accrued expenses includes $1.95 million related to settlement of the Brennan Action and (ii) accrued litigation costs include $6.8 million related to the service provider demand, each as defined and/or further described in Note 9. Commitments and Contingencies.
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of June 30, 2023 and December 31, 2023, the Company had unfunded non-cancellable purchase commitments of approximately $2.5 million and $0.6 million, respectively.
The Company records a liability for non-cancellable orders to the extent it does not expect to be able to use the inventory related to such orders. As of June 30, 2023 and December 31, 2022, the Company accrued $2.0 million and $5.3 million, respectively, for non-cancellable inventory purchase commitments. See Note 8. Accrued Expenses.
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
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The court preliminarily approved the settlement on January 17, 2025, and a final hearing has been set for May 28, 2025. The Company paid the settlement amount in March 2025. The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2023. Under the terms of the proposed settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. The Company does not expect insurers to contribute to the settlement amount.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2023. The settlement remains subject to a final stipulation of settlement and approval by the court. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
On May 9, 10 and 19, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0504 (together, the “Merger Lawsuits”). On July 6, 2023, the court consolidated the Merger Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, LLC Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Merger Lawsuits allege that TSIA’s directors and officers, and alleged entity and individual controllers, breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA and by approving a merger unfair to TSIA’s stockholders. The Merger Lawsuits include claims for unjust enrichment, damages and an award of costs and attorneys’ fees to the putative class. Pursuant to the TSIA Merger Agreement, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Merger Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages or liabilities incurred in connection with these actions. In April 2024, Latch and TS Innovation Acquisitions Sponsor, LLC agreed to share the costs of the settlement amount equally. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal and release of all claims against the defendants and the Company. While the settlement remains subject to approval by the court, in accordance with the settlement agreement, the full settlement amount of $29.75 million was paid in January 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Merger Lawsuits. Of the $29.75 million, the Company’s insurers paid $10.0 million and Latch paid $4.875 million. The net amount of the Company’s share of the proposed settlement ($4.875 million) is reflected in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed. The Company’s share of the settlement amount of $14.875 million is reflected as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2023. The expected insurance contribution of $10.0 million is reflected as prepaid and other current assets in the accompanying Consolidated Balance Sheet as of June 30, 2023.
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
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of June 30, 2023 and December 31, 2022, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2023 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

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
Common Stock Reserved for Future Issuance
As of June 30, 2023, the Company’s reserved shares for future issuance included the following:

	June 30, 2023	December 31, 2022
Stock options issued and outstanding	12,709,960	12,863,797
Restricted stock units issued and outstanding	9,821,726	11,573,764
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares	19,801,298	17,895,423
Total	57,666,285	57,666,285

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
11.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(30,876)	$(51,616)	$(63,800)	$(98,448)

Basic weighted-average common shares(1)	144,609,513	143,253,837	144,609,513	142,615,560
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares(1)	144,609,513	143,253,837	144,609,513	142,615,560
Basic and diluted net loss per common share	$(0.21)	$(0.36)	$(0.44)	$(0.69)

(1)The basic and diluted weighted-average common shares exclude 738,000 shares subject to vesting requirements held by the Sponsor related to the Business Combination as the performance conditions have not been met.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The table below sets forth the number of potential common shares underlying outstanding common stock options, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, for the three and six months ended June 30, 2023 and 2022, and their inclusion would be anti-dilutive:

	2023	2022
Stock options	12,709,960	13,365,270
Restricted stock units(1)	9,821,726	12,397,845
Warrants	15,333,301	15,333,301
Total	37,864,987	41,096,416

(1)Amount includes 3,685 and 17,373 liability-based RSUs as of June 30, 2023 and 2022, respectively, that the Company settles in cash. As a result, the shares of common stock underlying the liability-based RSUs were not issued upon vesting and were returned to the 2021 Incentive Award Plan as available shares.
12.INCOME TAXES
The income tax provision for the three and six months ended June 30, 2023 was zero and $0.01 million, respectively. The income tax provision for the three and six months ended June 30, 2022 was $0.02 million and $0.03 million, respectively.
For the three and six months ended June 30, 2023 and 2022, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of June 30, 2023, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.
13.STOCK-BASED COMPENSATION
For the three and six months ended June 30, 2023 and 2022, the components of stock-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$122	$340	$440	$1,825
Restricted stock units	4,096	7,500	8,458	19,090
Capitalized costs(1)	(204)	(682)	(618)	(1,639)
Total stock-based compensation expense	$4,014	$7,158	$8,280	$19,276

(1)Included in internally-developed software on the Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$58	$170	$112	$362
Research and development	2,270	3,471	4,398	8,197
Sales and marketing	644	1,448	1,378	3,990
General and administrative	1,042	2,069	2,392	6,727
Total stock-based compensation expense	$4,014	$7,158	$8,280	$19,276
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the Closing. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors (the “Board”). Effective January 1, 2022 and 2023, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177 and 7,267,376 shares, respectively. As of June 30, 2023, 24,359,792 shares had been granted under the 2021 Plan. Effective January 1, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 8,810,007 and 8,241,264 shares, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock Options
A summary of the status of employee and non-employee stock options as of June 30, 2023, and changes during the six months ended June 30, 2023, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2022	12,863,797	$0.71
Options forfeited	(153,837)	$2.00
Options expired	—	$—
Options exercised	—	$—
Balance at June 30, 2023	12,709,960	$0.69	5	$9,720,208
Exercisable at June 30, 2023	12,349,573	$0.67	5	$9,602,256

(1)Approximately 2.5 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
No stock options were granted during the six months ended June 30, 2023 or the year ended December 31, 2022.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2023, total compensation expense not yet recognized related to unvested stock options was $0.2 million, which was expected to be recognized over a weighted-average period of 1.1 years. Additionally, the Company records forfeitures as they occur.
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
Equity-based
A summary of equity-based RSU activity for the six months ended June 30, 2023 is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2022	11,568,387	$4.17
Granted	—	$—
Vested and released	—	$—
Forfeited	(1,750,346)	$4.97
Balance at June 30, 2023	9,818,041	$4.03
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $14.8 million as of June 30, 2023 and will be expensed over a weighted-average period of 1.2 years. In addition, approximately 3.7 million and 2.5 million RSUs vested during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Liability-based
A summary of liability-based RSU activity for the six months ended June 30, 2023 is presented below.

Number of RSUs
Balance at December 31, 2022	5,377
Granted	—
Vested	(1,692)
Forfeited	—
Balance at June 30, 2023	3,685
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the three months ended June 30, 2023, the Company recognized $0.001 million of bonus expense within cost of hardware revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.004 million as of June 30, 2023 and will be expensed over a weighted-average period of 0.9 years. The Company settled 846 liability-based RSUs for $0.001 million in cash for the three months ended June 30, 2023.
Modification of Stock Options and RSUs
During the three months ended March 31, 2023, the Company modified the option and RSU awards of five former employees and service providers to extend the post-termination exercise window of 2,647,440 vested options and to accelerate the vesting of 35,150 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.2 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.04 million, offset by the fair value of the new awards of $0.03 million as of the modification date, resulting in a net reversal of $0.004 million to stock-based compensation expense. For the six months ended June 30, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.2 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
14.RELATED-PARTY TRANSACTIONS
The Company has a customer who is an affiliate of a member of the Board. The Company charges market rates for products and services that are offered to such customer. As of June 30, 2023 and December 31, 2022, the Company had $0.02 million and $0.04 million, respectively, of receivables due from this customer, which is included within accounts receivable on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2023, the Company had zero and $0.1 million, respectively, of hardware revenue from this customer, and $0.04 million and $0.08 million, respectively, of software revenue from this customer, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2022, the Company had $0.01 million and $0.01 million, respectively, of hardware revenue from this customer, and $0.04 million and $0.1 million, respectively, of software revenue from this customer, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company's restructuring costs by major cost-type incurred were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Severance and termination benefits	$(44)	$6,111	$490	$6,111
Professional fees and other costs	7	115	7	115
Total restructuring costs	$(37)	$6,226	$497	$6,226
In certain periods, restructuring costs were negative due to the difference in accruals and actual expenditures.
Restructuring costs are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$(14)	$1,321	$140	$1,321
Sales and marketing	(14)	4,355	208	4,355
General and administrative	(9)	550	149	550
Total restructuring costs	$(37)	$6,226	$497	$6,226

The following table summarizes the changes in the accrued restructuring balance, which is included in accrued expenses in the accompanying Consolidated Balance Sheets.

	Severance and Termination Benefits	Professional Fees and Other Costs	Total
Balance at December 31, 2021	$—	$—	$—
Restructuring charges	8,452	121	8,573
Payments	(8,226)	(121)	(8,347)
Balance at December 31, 2022	226	$—	$226
Restructuring charges	490	7	497
Payments	(713)	(7)	(720)
Balance at June 30, 2023	$3	$—	$3
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
As a result of the Investigation and Financial Statement Review, the Company restated certain of its financial statements in the 2022 Annual Report (the “Restatement”).
Business Update
On May 15, 2023, the Company, LS Key Merger Sub 1, Inc., a wholly-owned subsidiary of the Company, and LS Key Merger Sub 2, LLC, a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger with HDW. The HDW Acquisition closed on July 3, 2023. See Note 1. Description of Business, in Part I, Item 1. “Financial Statements.”
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
Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended June 30,
	2023	2022	$ Change	% Change
GAAP Measures:
Software revenue	$4,413	$3,239	$1,174	36.2%
Total revenue	$10,178	$9,830	$348	3.5%
Net loss	$(30,876)	$(51,616)	$20,740	(40.2%)
Non-GAAP Measure:
Adjusted EBITDA	$(20,112)	$(35,584)	$15,472	(43.5%)

	Six months ended June 30,
	2023	2022	$ Change	% Change
GAAP Measures:
Software revenue	$8,386	$5,946	$2,440	41.0%
Total revenue	$21,328	$23,386	$(2,058)	(8.8%)
Net loss	$(63,800)	$(98,448)	$34,648	(35.2%)
Non-GAAP Measure:
Adjusted EBITDA	$(44,556)	$(75,214)	$30,658	(40.8%)
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
In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(30,876)	$(51,616)	$(63,800)	$(98,448)
Depreciation and amortization	1,696	1,381	3,519	2,511
Interest (income) expense, net(1)	(543)	1,263	(812)	2,100
Provision for income taxes	—	17	11	34
Change in fair value of warrant liability	245	(2,699)	335	(8,966)
Change in fair value of trading securities	—	2,500	—	1,500
Restructuring costs(2)	(37)	6,226	497	6,226
Transaction-related costs(3)	1	156	1	510
Non-ordinary course legal fees and settlement reserves(4)	5,388	30	7,413	43
Stock-based compensation expense(5)	4,014	7,158	8,280	19,276
Adjusted EBITDA	$(20,112)	$(35,584)	$(44,556)	$(75,214)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense associated with the significant financing component included in interest (income) expense, net was $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $2.4 million for the three and six months ended June 30, 2022, respectively.
(2)Reflects restructuring costs resulting from the 2022 RIFs (as defined below) for the three and six months ended June 30, 2022.
(3)Transaction costs related to the Business Combination.
(4)Non-ordinary course legal fees and settlement reserves incurred in connection with non-ordinary course litigation and disputes. For the three and six months ended June 30, 2023, the amount includes (i) the Company’s $14.875 million share of the settlement amount related to the Merger Lawsuits, as defined and described in Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements,” offset by (ii) the $10.0 million contribution insurers provided to such settlement. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal and recurring operating expenses. See Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(5)See Note 13. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”
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
Comparison of three months ended June 30, 2023 and June 30, 2022

	Three months ended June 30,
(in thousands, except share and per share data)	2023	2022	$ Change	% Change

Revenue
Hardware	$4,263	$4,710	$(447)	(9.5%)
Software	4,413	3,239	1,174	36.2%
Installation services	1,502	1,881	(379)	(20.1%)
Total revenue	10,178	9,830	348	3.5%
Cost of revenue(1)
Hardware	4,381	11,003	(6,622)	(60.2%)
Software	524	334	190	56.9%
Installation services	1,373	1,743	(370)	(21.2%)
Total cost of revenue	6,278	13,080	(6,802)	(52.0%)
Operating expenses
Research and development	8,660	16,710	(8,050)	(48.2%)
Sales and marketing	4,378	16,824	(12,446)	(74.0%)
General and administrative	20,517	12,341	8,176	66.3%
Depreciation and amortization	1,696	1,381	315	22.8%
Total operating expenses	35,251	47,256	(12,005)	(25.4%)
Loss from operations	(31,351)	(50,506)	19,155	37.9%
Other income (expense), net
Change in fair value of warrant liability	(245)	2,699	(2,944)	(109.1%)
Change in fair value of trading securities	—	(2,500)	2,500	100.0%
Interest income (expense), net	543	(1,263)	1,806	143.0%
Other income (expense), net	177	(29)	206	N.M.
Total other income (expense), net	475	(1,093)	1,568	143.5%
Loss before income taxes	(30,876)	(51,599)	20,723	40.2%
Provision for income taxes	—	17	(17)	100.0%
Net loss	$(30,876)	$(51,616)	$20,740	40.2%
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	468	(281)	749	266.5%
Foreign currency translation adjustment	2	(1)	3	300.0%
Comprehensive loss	$(30,406)	$(51,898)	$21,492	41.4%
Net loss per common share:
Basic and diluted net loss per common share	$(0.21)	$(0.36)	$0.15	41.7%
Weighted average shares outstanding:
Basic and diluted	144,609,513	143,253,837

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was driven by $1.2 million increase in software revenue, partially offset by $0.4 million decrease in installation services revenue and $0.4 million decrease in hardware revenue. Increased software revenue reflects the continued growth in subscriptions as a result of the continued increases in cumulative delivered hardware units. The decrease in hardware revenue was primarily driven by lower units delivered, including higher units returned, which negatively impacted net delivered units, partially offset by higher average selling prices. The decrease in installation services revenue reflects a decrease in customers utilizing the direct deployment program during the period.
Cost of Revenue
Cost of revenue decreased by $6.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily related to a $6.6 million decrease in hardware sales related costs driven by (i) $3.0 million of fewer units delivered, net of units returned, (ii) $2.4 million decrease in inventory purchase commitments liability, (iii) a $0.7 million decrease due to a reduction in the size of the supply-chain team and (iv) a $0.2 million reduction in excess and obsolete reserves.
Research and Development Expenses
Research and development expenses decreased by $8.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to: (i) $5.5 million decrease in personnel-related expenses, comprised of $4.3 million of decreased compensation expense and $1.2 million of decreased stock-based compensation expense due to the 2022 RIFs; (ii) $1.3 million decrease in restructuring costs due to the 2022 RIFs; (iii) $0.3 million decrease in professional fees related to decreased new product development costs and (iv) $0.6 million decrease in other research and development expenses.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $12.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to: (i) $5.6 million decrease in personnel-related expenses comprised of $4.8 million of decreased compensation expense and $0.8 million of decreased stock-based compensation expense due to the 2022 RIFs; (ii) $4.4 million decrease in restructuring costs due to the 2022 RIFs; (iii) $1.3 million decrease in marketing expense; (iv) $0.4 million decrease in software license expense due to decreased headcount and (v) $0.4 million decrease in travel expenses.
General and Administrative Expenses
General and administrative expenses increased by $8.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a (i) $13.7 million increase in professional fees, including (a) $4.8 million in litigation expenses; (b) $4.8 million related to the Investigation and Restatement; and (c) $2.9 million related to outsourced management, and (ii) $0.5 million increase in impairment of long-lived assets. These increases were partially offset by (i) $3.5 million decrease in personnel-related expenses comprised of $2.5 million of decreased compensation expense and $1.0 million of decreased stock-based compensation expense due to the 2022 RIFs; (ii) $0.6 million decrease in restructuring costs due to the 2022 RIFs; (iii) $0.5 million decrease in insurance expenses; (iv) $0.4 million decrease in IT and software license expense; (v) $0.4 million decrease in bad debt expense related to software; (vi) $0.3 million of travel and entertainment expense and (vii) $0.2 million decrease in bad debt expense related to hardware.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income increased by $1.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a smaller decrease in the price of our common stock during the three months ended June 30, 2023 than during the three months ended June 30, 2022, which resulted in a $2.9 million unfavorable change in the fair value of the private placement warrants liability between these periods. This was offset by a (i) $2.5 million favorable variance in the change in fair value of trading securities driven by the Company ceasing to own any trading securities as of December 31, 2022 and (ii) a $1.8 million increase in interest income related to higher interest rates.

Comparison of six months ended June 30, 2023 and June 30, 2022

	Six months ended June 30,
(in thousands, except share and per share data)	2023	2022	$ Change	% Change

Revenue
Hardware	$9,608	$13,998	$(4,390)	(31.4)%
Software	8,386	5,946	2,440	41.0%
Installation services	3,334	3,442	(108)	(3.1)%
Total revenue	21,328	23,386	(2,058)	(8.8)%
Cost of revenue(1)
Hardware	15,970	22,852	(6,882)	(30.1)%
Software	943	661	282	42.7%
Installation services	3,006	3,511	(505)	(14.4)%
Total cost of revenue	19,919	27,024	(7,105)	(26.3)%
Operating expenses
Research and development	17,723	35,532	(17,809)	(50.1)%
Sales and marketing	8,934	34,247	(25,313)	(73.9)%
General and administrative	35,711	27,820	7,891	28.4%
Depreciation and amortization	3,519	2,511	1,008	40.1%
Total operating expenses	65,887	100,110	(34,223)	(34.2)%
Loss from operations	(64,478)	(103,748)	39,270	(37.9)%
Other income (expense), net
Change in fair value of warrant liability	(335)	8,966	(9,301)	(103.7)%
Change in fair value of trading securities	—	(1,500)	1,500	100.0%
Interest income (expense), net	812	(2,101)	2,913	138.6%
Other income (expense), net	212	(31)	243	N.M.
Total other income (expense), net	689	5,334	(4,645)	(87.1)%
Loss before income taxes	(63,789)	(98,414)	34,625	35.2%
Provision for income taxes	11	34	(23)	(67.6)%
Net loss	$(63,800)	$(98,448)	$34,648	35.2%
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	1,148	(1,899)	3,047	160.5%
Foreign currency translation adjustment	—	1	(1)	(100.0)%
Comprehensive loss	$(62,652)	$(100,346)	$37,694	37.6%
Net loss per common share:
Basic and diluted net loss per common share	$(0.44)	$(0.69)	$0.25	36.2%
Weighted average shares outstanding:
Basic and diluted	144,609,513	142,615,560

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue decreased by $2.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was driven by $4.4 million decrease in hardware revenue and $0.1 million decrease in installation services revenue, partially offset by $2.4 million increase in software revenue. The decrease in hardware revenue was primarily driven by lower units delivered, including higher units returned, which negatively impacted net delivered units, partially offset by higher average selling prices. Increased software revenue reflects the continued growth in subscriptions as a result of the continued increases in delivered hardware units.
Cost of Revenue
Cost of revenue decreased by $7.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to lower hardware sales related costs of $6.9 million and lower installation services revenue of $0.5 million. The decrease in hardware sales related costs was driven by (i) $7.9 million of fewer units delivered, net of units returned, (ii) lower purchase commitments liability of $6.5 million, (iii) a $1.5 million decrease due to a reduction in the size of the supply-chain team and (iv) a smaller adjustment in the cost of inventory to its net realizable value of $0.7 million. The decrease in hardware sales related costs was partially offset by a $10.0 million increase of expense for excess and obsolete reserves.
Research and Development Expenses
Research and development expenses decreased by $17.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to: (i) $14.7 million decrease in personnel-related expenses comprised of $10.9 million of decreased compensation expense and $3.8 million of decreased stock-based compensation due to the 2022 RIFs; (ii) $0.3 million decrease in professional fees related to decreased new product development costs; (iii) decrease in restructuring costs of $1.2 million due to the 2022 RIFs and (iv) $1.3 million decrease in other research and development expenses.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $25.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to: (i) $15.8 million decrease in personnel-related expenses, comprised of $13.2 million of decreased compensation expenses and $2.6 million of decreased stock-based compensation due to the 2022 RIFs; (ii) $4.1 million decrease in restructuring costs due to the 2022 RIFs; (iii) $2.8 million decrease in marketing expense; (iv) $0.4 million decrease in professional fees; (v) $0.7 million decrease in software license expense due to decreased headcount and (vi) $0.9 million decrease in travel expenses.
General and Administrative Expenses
General and administrative expenses increased by $7.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a $19.9 million increase in professional fees, including (i) $6.9 million in litigation expenses; (ii) $9.4 million related to the Investigation and Restatement; and (iii) $3.0 million related to outsourced management. The increase was partially offset by (i) $7.6 million decrease in personnel-related expenses, comprised of $4.3 million in decreased stock-based compensation expense and a $3.3 million decrease due to the 2022 RIFs; (ii) $1.4 million decrease in bad debt expense related to software; (iii) $1.3 million decrease in insurance expenses; (iv) $0.7 million decrease in IT and software license expense; (v) $0.4 million decrease in restructuring costs due to the 2022 RIFs; (vi) $0.3 million decrease in recruiting expense as a result of certain key hires in 2022; (vii) $0.3 million decrease in travel and entertainment expense and (viii) $0.2 million decrease in bad debt expense related to hardware.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $1.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income decreased by $4.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a smaller decrease in the price of our common stock during the six months ended June 30, 2023 than during the six months ended June 30, 2022, which resulted in a $9.3 million unfavorable change in the fair value of the Private Placement Warrants liability during these periods. This was partially offset by (i) a $2.9 million increase in interest income related to higher interest rates and (ii) a $1.5 million favorable variance in the change in fair value of trading securities driven by the Company ceasing to own any trading securities as of December 31, 2022.
Liquidity and Capital Resources
We have incurred losses since our inception. As of June 30, 2023 and December 31, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $190.2 million and $75.5 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
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
We contract with third parties to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a demand plan. During the year ended December 31, 2022, we materially reduced our original demand plan and started engaging in discussions with our contract manufacturers regarding our obligation to purchase the inventory based on our original demand plan. In 2022, we purchased and received excess inventory for certain products based on our original demand plan. Additionally, as a result of these discussions, we agreed to prepay certain contract manufacturers approximately $12.3 million for material and component obligations. As of June 30, 2023, we had unfunded non-cancellable purchase commitments of approximately $2.5 million.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022

Net cash used in operating activities	$(45,285)	$(83,464)
Net cash provided by investing activities	55,328	44,883
Net cash used in financing activities	—	(5,596)
Effect of exchange rates on cash	(21)	(7)
Net change in cash and cash equivalents	$10,022	$(44,184)
Operating Activities. Net cash used in operating activities for the six months ended June 30, 2023 decreased by $38.2 million compared to the six months ended June 30, 2022 primarily as a result of a decrease in net loss of $34.6 million, a decrease in inventories, net of $24.3 million, a reduction in the change in the fair value of warrant liability and trading securities of $7.8 million, a net increase in accrued expenses and accounts payable of $7.4 million, a decrease in accounts receivable of $0.8 million, and an increase in depreciation and amortization of $1.0 million. These sources of cash were partially offset by an increase in prepaid expense and other current assets of $13.3 million, a decrease in stock-based compensation expense of $11.0 million, a decrease in deferred revenue of $9.8 million, a decrease in the provision for doubtful accounts of $1.6 million, and a decrease in non-cash interest expense of $2.1 million.
Investing Activities. Net cash provided by investing activities increased by $10.4 million to $55.3 million for the six months ended June 30, 2023 from $44.9 million for the six months ended June 30, 2022, primarily due to a decrease in purchases of available-for-sale securities of $3.2 million, a decrease of $2.9 million in capitalized internally-developed software, an increase in sales and maturities of available-for-sale and trading securities of $2.3 million, and a decrease of $1.9 million in purchases of property and equipment.
Financing Activities. For the six months ended June 30, 2023, net cash used in financing activities decreased by $5.6 million compared to the six months ended June 30, 2022. The Company did not conduct any financing activities in the six months ended June 30, 2023. In the six months ended June 30, 2022, net cash used in financing activities primarily consisted of (i) a $3.1 million net repayment of our revolving facility and (ii) a $3.2 million payment for tax withholding on net settlements of RSUs.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2023 and December 31, 2022 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to June 30, 2023, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
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
During 2022, the Company completed multiple reductions in force that impacted approximately 245 employees, or approximately 51%, of the Company’s full-time employees. The Company also experienced management changes, including the March 2022 transition of the Company’s Chief Financial Officer. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness and contributed to additional material weaknesses identified as of December 31, 2022. The 2021 Material Weakness continued to exist as of June 30, 2023.
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
Each of the control deficiencies identified below constitute material weaknesses, either individually or in the aggregate that were identified as of December 31, 2022 and continued to exist as of June 30, 2023.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting and based upon the criteria set forth in the COSO Framework. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023 due to the material weaknesses described above.

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
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2023, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 9. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended June 30, 2023 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Form of Promissory Note.	8-K	4.1	5/16/2023
4.2	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
4.3	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1†	Employment Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.1	5/16/2023
10.2†	Stock Restriction Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	5/16/2023
10.3	Registration Rights Agreement, dated as of July 3, 2023, by and among Latch, Inc. and the other parties thereto.	8-K	10.1	7/03/2023
10.4†	Employment Agreement, dated as of July 3, 2023, by and between Latch, Inc. and David Lillis.	8-K	10.1	7/10/2023
10.5†	Transition and Separation Agreement, dated as of July 10, 2023, by and between Michael Brian Jones and the Company.	8-K	10.2	7/10/2023
10.6*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024
10.7†	Employment Agreement, dated as of August 16, 2024, by and between Latch, Inc. and Jason Mitura.	8-K	10.3	8/13/2024
10.8†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.9†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.10*†	Separation and Transition Agreement and Release, dated as of November 26, 2024, by and between Latch Systems, Inc. and Jason Mitura.	8-K	10.1	11/27/2024
10.11†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.12†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.13†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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