Form 10-Q
period 2023-09-30
Latch, Inc.
filed 2025-03-26
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	September 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$56,298	$109,828
Available-for-sale securities, current	112,201	120,233
Accounts receivable, net	6,917	7,026
Inventories, net current	22,134	29,435
Prepaid expenses and other current assets	33,912	12,333
Total current assets	231,462	278,855
Available-for-sale securities, non-current	2,002	4,836
Property and equipment, net	1,602	2,466
Internally-developed software, net	10,776	13,753
Inventories, net non-current	9,776	13,595
Goodwill	25,322	—
Intangible assets, net	4,999	133
Other non-current assets	3,659	3,024
Total assets	$289,598	$316,662
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,238	$6,005
Accrued expenses	38,718	25,645
Deferred revenue, current	11,212	10,686
Notes payable	22,000	—
Other current liabilities	2,171	1,926
Total current liabilities	76,339	44,262
Deferred revenue, non-current	30,120	31,239
Warrant liability	12	230
Other non current liabilities	18	176
Total liabilities	106,489	75,907
Commitments and contingencies (see Note 10)
Stockholders’ Equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 173,620,261 and 144,609,513 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively(1)	19	16
Additional paid-in capital	767,828	735,785
Accumulated other comprehensive loss	(74)	(1,460)
Accumulated deficit	(584,664)	(493,586)
Total stockholders’ equity	183,109	240,755
Total liabilities and stockholders’ equity	$289,598	$316,662

(1)Shares issued and outstanding as of September 30, 2023 and December 31, 2022 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C (the “Sponsor”) related to the 2021 business combination.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue
Hardware	$3,215	$4,027	$12,823	$18,025
Software	4,660	3,403	13,046	9,349
Installation services	1,798	1,409	5,132	4,851
Total revenue	9,673	8,839	31,001	32,225
Cost of revenue(1)
Hardware	1,393	4,739	17,363	27,591
Software	546	462	1,489	1,123
Installation services	1,640	1,604	4,646	5,115
Total cost of revenue	3,579	6,805	23,498	33,829
Operating expenses
Research and development	10,236	10,991	27,959	46,523
Sales and marketing	3,819	7,028	12,753	41,275
General and administrative	18,791	15,077	54,502	42,898
Depreciation and amortization	1,856	1,386	5,375	3,897
Total operating expenses	34,702	34,482	100,589	134,593
Loss from operations	(28,608)	(32,448)	(93,086)	(136,197)
Other income (expense), net
Change in fair value of warrant liability	553	389	218	9,355
Change in fair value of trading securities	—	(1,960)	—	(3,460)
Interest income (expense), net	808	(702)	1,620	(2,802)
Other income (expense), net	(31)	(78)	181	(109)
Total other income (expense), net	1,330	(2,351)	2,019	2,984
Loss before income taxes	(27,278)	(34,799)	(91,067)	(133,213)
Provision for income taxes	—	10	11	44
Net loss	$(27,278)	$(34,809)	$(91,078)	$(133,257)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	238	257	1,386	(1,642)
Foreign currency translation adjustment	—	12	—	13
Comprehensive loss	$(27,040)	$(34,540)	$(89,692)	$(134,886)
Net loss per common share:
Basic and diluted net loss per common share	$(0.16)	$(0.24)	$(0.59)	$(0.93)
Weighted average shares outstanding:
Basic and diluted	172,989,593	144,590,030	154,173,496	143,280,949

(1)Exclusive of depreciation and amortization shown in operating expenses.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Nine months ended September 30, 2022
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2022	141,586	$15	$705,865	$(676)	$(331,212)	$373,992
Cumulative effect adjustment of adopting ASC 326	—	—	—	—	(38)	(38)
Exercises of common stock options	365	—	177	—	—	177
Issuance of common stock upon settlement of restricted stock units	490	—	—	—	—	—
Tax withholdings on settlement of equity awards	(202)	—	(1,292)	—	—	(1,292)
Transaction costs related to reverse capitalization	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	13,075	—	—	13,075
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	—	(46,832)	(46,832)
March 31, 2022	142,239	15	717,800	(2,292)	(378,082)	337,441
Exercises of common stock options	637	—	528	—	—	528
Issuance of common stock upon settlement of restricted stock options	1,833	1	—	—	—	1
Tax withholdings on settlement of equity awards	(622)	—	(1,883)	—	—	(1,883)
Stock-based compensation	—	—	7,840	—	—	7,840
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	(51,616)	(51,616)
June 30, 2022	144,087	16	724,285	(2,574)	(429,698)	292,029
Exercises of common stock options	50	—	17	—	—	17
Issuance of common stock upon settlement of restricted stock units	706	—		—	—	—
Tax withholdings on settlement of equity awards	(233)	—	(218)	—	—	(218)
Foreign currency translation adjustment	—	—	—	12	—	12
Stock-based compensation	—	—	5,813	—	—	5,813
Unrealized gain (loss) on available-for-sale securities	—	—	—	257	—	257
Net loss	—	—	—	—	(34,809)	(34,809)
September 30, 2022	144,610	$16	$729,897	$(2,305)	$(464,507)	$263,101

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(in thousands)

	Nine months ended September 30, 2023
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2023	144,610	$16	$735,785	$(1,460)	$(493,586)	$240,755
Stock-based compensation	—	—	4,680	—	—	4,680
Foreign currency translation adjustment	—	—	—	(2)		(2)
Unrealized gain (loss) on available-for-sale securities	—	—	—	680	—	680
Net loss	—	—	—	—	(32,924)	(32,924)
March 31, 2023	144,610	16	740,465	(782)	(526,510)	213,189
Stock-based compensation	—	—	4,218	—	—	4,218
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain (loss) on available-for-sale securities	—	—	—	468	—	468
Net loss	—	—	—	—	(30,876)	(30,876)
June 30, 2023	144,610	16	744,683	(312)	(557,386)	187,001
Issuance of common stock related to HDW Acquisition	29,010	3	15,624	—	—	15,627
Stock-based compensation	—	—	7,521	—	—	7,521
Unrealized gain (loss) on available-for-sale securities	—	—	—	238	—	238
Net loss	—	—	—	—	(27,278)	(27,278)
September 30, 2023	173,620	$19	$767,828	$(74)	$(584,664)	$183,109

(1)Excludes 738,000 shares held by the Sponsor subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2023	2022

Operating activities
Net loss	$(91,078)	$(133,257)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	5,375	3,897
Non-cash interest (income) expense	(1,436)	2,086
Change in fair value of warrant liability	(218)	(9,355)
Change in fair value of trading securities	—	3,460
Unrealized income on marketable securities	(6)	—
Realized gains/losses on available-for-sale securities	(1)	47
Impairment loss on long-lived assets	697	886
Provision for doubtful accounts, net of recoveries	(792)	993
Provision for credit losses on contract assets	74	—
Stock-based compensation expense	15,783	24,352
Changes in assets and liabilities
Accounts receivable	901	3,287
Inventories, net	11,120	(20,524)
Prepaid expenses and other current assets	(21,660)	(3,491)
Other non-current assets	(628)	(1,150)
Accounts payable	(3,765)	(257)
Accrued expenses	12,811	3,284
Other current liabilities	(360)	758
Other non-current liabilities	(158)	238
Deferred revenue	(593)	11,188
Net cash used in operating activities	(73,934)	(113,558)
Investing activities
Purchase of available-for-sale securities	(117,539)	(57,613)
Proceeds from sales and maturities of available-for-sale securities	131,234	171,212
HDW Acquisition, net	8,085	—
Purchases of trading securities	—	(250)
Purchase of property and equipment	(136)	(2,160)
Capitalized internally-developed software	(1,225)	(4,000)
Net cash provided by investing activities	20,419	107,189
Financing activities
Proceeds from issuance of common stock	—	724
Payments for tax withholding on net settlement of equity awards	—	(3,394)
Proceeds from revolving credit facility	—	1,345
Repayment of revolving credit facility	—	(4,714)
Net cash used in financing activities	—	(6,039)
Effect of exchange rate on cash	(15)	(54)
Net change in cash and cash equivalents	(53,530)	(12,462)
Cash and cash equivalents
Beginning of period	109,828	124,782
End of period	$56,298	$112,320
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$636	$2,376
Net assets acquired	$4,221	$—
Promissory note issued as part of HDW Acquisition	$22,000	$—
Common stock issued for HDW Acquisition	$15,627	$—

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
In connection with the HDW Acquisition, the Company and Mr. Siminoff entered into an employment agreement, dated May 15, 2023 (the “Siminoff Employment Agreement”). Pursuant to the Siminoff Employment Agreement, on the HDW Closing Date, Mr. Siminoff was appointed as the Company’s Chief Strategy Officer. At the time, Mr. Siminoff was expected to be appointed as Chief Executive Officer of the Company following the completion of the Restatement (as defined below). As described below in Note 18. Subsequent Events, Mr. Siminoff ceased to serve as Chief Strategy Officer on December 31, 2024 and will no longer be appointed as the Company’s Chief Executive Officer.

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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries as of September 30, 2023, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications would not have a material effect on the reported financial results.
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
The Company’s significant accounting policies for its condensed consolidated financial statements as of September 30, 2023 are summarized below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2023 and December 31, 2022, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
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
As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts contains an estimate of credit losses for outstanding invoices related to (1) hardware accounts receivable when revenue was recognized for consideration received from the related software contract and (2) invoices related to software accounts receivable. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for doubtful accounts:

Balance as of January 1, 2023	$2,537
Provision for doubtful accounts, net of recoveries	(792)
Write-offs charged against the allowance	(1,091)
Balance as of September 30, 2023	$654
Inventories, Net
Inventories consist of finished goods and component parts. Finished goods are manufactured by the Company or purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value with cost being determined using the average cost method. The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, when necessary. As of September 30, 2023, net inventories in excess of one year of historical sales are classified as other non-current assets on the Condensed Consolidated Balance Sheets.
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
Goodwill
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. As of September 30, 2023, the Condensed Consolidated Balance Sheet includes $25.3 million in goodwill, entirely from the HDW Acquisition. Goodwill is not amortized and is evaluated annually for impairment, as of December 31 of each year, or more frequently if indicators of impairment exist.
Intangible Assets
Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Intangible assets consisted of the following, which are included within other non-current assets on the Condensed Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Domain names	$1,634	$318
Patents	37	37
Licenses	4	4
Developed technology	3,795	—
Intangible assets	5,470	359
Less: accumulated amortization	(471)	(226)
Total intangible assets, net	$4,999	$133
Total amortization expense related to intangible assets was $0.2 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. The Company did not record any impairment of intangible assets for the three and nine months ended September 30, 2023. Total impairment of intangible assets was $0.5 million for both the three and nine months ended

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

September 30, 2022, respectively, and included in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Domain names	3 - 13
Patents	12
Licenses	5
Developed technology	6
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
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the Condensed Consolidated Balance Sheets. The Company did not have any finance leases or subleases as of September 30, 2023 and December 31, 2022.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three and nine months ended September 30, 2023, the reserve recorded for hardware warranties was approximately 3% and 2%, respectively, of cost of hardware revenue. For both the three and nine months ended September 30, 2022, the reserve recorded for hardware warranties was approximately 2% of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and nine months ended September 30, 2023, the allowance for returns resulted in a recovery of revenue by $0.03 million and $0.1 million, respectively. For the three and nine months ended September 30, 2022, the allowance for returns reduced revenue by $0.2 million and $0.6 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $1.1 million and $3.6 million for the three and nine months ended September 30, 2023, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2022, respectively.
The SaaS licenses provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue generally is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Installation Services
The Company generates revenues by facilitating hardware installation and activation services. These revenues are recognized over time on a percentage of completion basis. The Company recognized installation services revenue of $1.8 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $4.9 million for the three and nine months ended September 30, 2022, respectively.
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
The revenue disaggregation presented below aligns with the Company’s Condensed Consolidated Statements of Operations, categorized into hardware, software and installation services. The following table presents revenue broken down by offering type and the timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue (point-in-time):
Hardware	$3,215	$4,027	$12,823	$18,025
Service revenue (period-of-time):
Software	4,660	3,403	13,046	9,349
Installation services	1,798	1,409	5,132	4,851
Total service revenue	6,458	4,812	18,178	14,200
Total revenue	$9,673	$8,839	$31,001	$32,225
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2023	$2,617
Additions to deferred contract costs	1,298
Amortization of deferred contract costs	(309)
Balance as of September 30, 2023	$3,606
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

	September 30, 2023	December 31, 2022
Contract assets (unbilled receivables), net	$3,974	$942
Contract liabilities (deferred revenue)	$41,332	$41,925
The Company records contract liabilities as deferred revenue when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The Company recognized $9.8 million of prior year deferred software revenue during the nine months ended September 30, 2023 and $9.5 million during the year ended December 31, 2022.
As of September 30, 2023, total deferred revenue was $41.3 million. The current amount, which is expected to be recognized over the next 12 months, of $11.2 million is comprised of $14.1 million, which will be recognized as revenue, net of $2.9 million, which will be recognized as interest expense related to the significant financing component. The non-current amount of $30.1 million is comprised of $38.9 million, which will be recognized as revenue, net of $8.8 million, which will be recognized as interest expense related to the significant financing component.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel and related expenses for employees working on sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and advertising), professional fees, rent, restructuring costs and customer support. Advertising expense was zero for both the three and nine months ended September 30, 2023. Advertising expense was $0.4 million and $2.4 million for the three and nine months ended September 30, 2022, respectively.
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
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other, and ASC 360, Property, Plant and Equipment. Long-lived assets, such as property and equipment and internally-developed software costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the three and nine months ended September 30, 2023, the Company recorded zero and $0.7 million, respectively, of impairment of long-lived assets, and $0.5 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, which is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance against its deferred tax assets.
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of September 30, 2023 and December 31, 2022, the Company had one customer that accounted for $4.0 million and $2.9 million, or 48% and 26%, respectively, of gross accounts receivable. For the three and nine months ended September 30, 2023, the Company had one customer that accounted for $3.5 million and $9.5 million, or 36% and 31%, of total revenue, respectively. For the three and nine months ended September 30, 2022, the Company had one customer that accounted for $1.4 million and $8.0 million, or 16% and 25%, of total revenue, respectively.
Segment Information
As of September 30, 2023, the Company had one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its chief operating decision maker.
Legal Fees
The company accounts for legal fees as they are incurred and typically classifies such fees as general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Total legal fees were $1.3 million and $10.3 million for the three and nine months ended September 30, 2023, respectively, and $4.9 million and $6.1 million for the three and nine months ended September 30, 2022, respectively.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company’s marketable securities by security type are summarized as follows:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$2,006	$(4)	$2,002
Commercial paper and corporate bonds	75,733	(60)	75,673
U.S. Government debt securities	36,535	(7)	36,528
Total available-for-sale securities	$114,274	$(71)	$114,203

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset backed securities	$5,015	$(178)	$4,837
Commercial paper and corporate bonds	104,828	(995)	103,833
U.S. Government debt securities	16,689	(290)	16,399
Total available-for-sale securities	$126,532	$(1,463)	$125,069
As of September 30, 2023 and December 31, 2022, the Company recorded $0.1 million and $1.5 million, respectively, of gross unrealized losses in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of September 30, 2023
	Amortized Cost	Estimated Fair Value
Due in less than one year	$112,232	$112,201
Due in one to five years	2,006	2,002
Total investments	$114,238	$114,203
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
As of September 30, 2023, the Company had not identified any impairment indicators in its investments.
For the three and nine months ended September 30, 2023, the Company received $33.6 million and $131.2 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. During the three and nine months ended September 30, 2022, the Company received $75.8 million and $171.2 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities.
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
For the three and nine months ended September 30, 2023, the Company recorded a gain on the contingent consideration of zero and $0.2 million, respectively. Because the Notes were exchanged in the Reference Transaction in December 2022, there were no recorded gains or losses on the Notes during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded a loss on the Notes of $2.0 million and $3.5 million, respectively. These changes in fair value are recorded on the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2023, the fair value of the investment in private company and contingent consideration was $1.0 million and zero, respectively, and presented in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
4.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of September 30, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$5,639	$—	$—	$5,639
Money market funds and other cash equivalents	18,952	31,707	—	50,659
Total cash and cash equivalents	24,591	31,707	—	56,298
Available-for-sale securities	—	114,203	—	114,203
Investment in private company	—	—	954	954
Total assets	$24,591	$145,910	$954	$171,455

Liabilities
Warrant liability	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

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
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the initial public offering of TSIA (the “TSIA IPO”) that Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the condensed consolidated balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820 indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing or final trading price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing or final trading price of the public warrants was zero and $0.04 as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Private Placement Warrants was zero and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.
The Company’s investments in private company and contingent consideration were classified as Level 3 as of September 30, 2023 in the fair value hierarchy because they relied significantly on inputs that were unobservable in the market. The contingent consideration was dependent on varying events and equity value and therefore was estimated. Significant assumptions included: (i) the equity value of the acquirer as of September 30, 2023 and (ii) the ability of the counterparty to achieve future technical milestones in order to make the contingent payment. As discussed in Note 3. Investments, during the three and nine months ended September 30, 2023, the Company recorded a gain on the contingent consideration of zero and $0.2 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded a loss on the fair value of the Notes of $2.0 million and $3.5 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table represents the activity of the Level 3 instruments:

	Investment in Private Company	Contingent Consideration
Balance at December 31, 2022	$181	$852
Change in fair value(1)	14	204
Contingent consideration received in cash	—	(297)
Contingent consideration received as investment in private company	759	(759)
Balance at September 30, 2023	$954	$—

(1)Recorded in other income (expense), net within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three and nine months ended September 30, 2023, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three and nine months ended September 30, 2023.
5.INVENTORIES, NET
Inventories, net consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$9,615	$7,295
Finished goods	10,483	18,484
Channel inventory	2,036	3,656
Total current inventories, net	22,134	29,435
Finished goods, non-current	9,776	13,595
Total inventories, net	$31,910	$43,030
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Inventories, net are stated at the lower of cost or net realizable value at their cost being determined using the average cost method. Inventories, net are written down to their net realizable value if they have a cost basis in excess of expected net realizable value. The Company did not record a write-down of channel inventory in cost of hardware revenue for the three and nine months ended September 30, 2023. The Company recorded $0.5 million in cost of hardware revenue related to the write-down of channel inventory for the year ended December 31, 2022.
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
During the nine months ended September 30, 2023, the Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer resigned, and the Company appointed an Interim Chief Executive Officer and Interim Chief Financial Officer. The newly appointed leadership team conducted an in-depth analysis of the business and changed the Company’s strategy resulting in the rationalization and discontinuation of products and a reduction in the number of distribution channels. As a result, the one year and three-year sales forecasts were lower as of September 30, 2023 than as of December 31, 2022. The Company reduced its sales forecasts due to, among other factors, overall market conditions, strained customer relationships and ongoing brand issues due to adverse publicity from the Investigation and Restatement as well as significant turnover of the sales team. For the three months ended September 30, 2023, the total excess and obsolete inventory reserve decreased by $0.6 million, $0.5 million of which was due to a higher sales forecast and $0.1 million of which represents sales of obsolete inventory. For the nine months ended September 30, 2023, the total excess and obsolete inventory reserve increased by $9.3 million, $6.9 million of which was due to these lower forecasts and $2.5 million of which represents inventory the Company had determined had become obsolete during the period. The total excess and obsolete inventory reserve as of September 30, 2023 and December 31, 2022 was $13.1 million and $3.8 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Insurance receivable	$10,000	$205
Prepaid inventory	11,479	6,168
Investment in private company and contingent consideration	954	1,033
Unbilled receivables	3,974	942
Prepaid capitalized incentives	432	304
Prepaid installation payments	295	212
Other prepaid expenses and other current assets	6,778	3,469
Total prepaid expenses and other current assets	$33,912	$12,333
7.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	September 30, 2023	December 31, 2022
Internally-developed software	$20,655	$17,927
Software-in-development	1,531	3,264
Less: accumulated amortization	(11,410)	(7,438)
Total internally-developed software, net	$10,776	$13,753
During the three and nine months ended September 30, 2023, the Company capitalized $0.3 million and $1.0 million, respectively, in internally-developed software. During the three and nine months ended September 30, 2022, the Company capitalized $0.9 million and $5.9 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized into amortization expense until the related assets are put into service.
Total amortization expense related to internally-developed software for the three and nine months ended September 30, 2023 was $1.3 million and $4.1 million, respectively. Total amortization expense related to internally-developed software for the three and nine months ended September 30, 2022 was $1.0 million and $2.7 million, respectively. Impairment expense for the three and nine months ended September 30, 2023 was zero and $0.2 million, respectively, which is included in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Impairment expense for the three and nine months ended September 30, 2022 was zero and $0.4 million, respectively, which is included in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.
8.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Accrued compensation	$2,017	$1,090
Accrued warranties	107	228
Accrued purchases	603	2,842
Accrued non-cancellable purchase commitments	1,268	5,303
Accrued litigation costs	25,839	6,846
Accrued restructuring costs	3,243	226
Other accrued expenses	5,641	9,110
Total accrued expenses	$38,718	$25,645
For the nine months ended September 30, 2023, accrued litigation costs primarily include (i) $1.95 million related to settlement of the Brennan Action, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

settlement of the Schwartz Action and (iv) the Company’s $14.875 million share of the settlement in the Merger Lawsuits, each as defined and/or further described in Note 10. Commitments and Contingencies.
For the year ended December 31, 2022, (i) other accrued expenses includes $1.95 million related to settlement of the Brennan Action and (ii) accrued litigation costs include $6.8 million related to the service provider demand, each as defined and/or further described in Note 10. Commitments and Contingencies.
9.DEBT
In connection with the HDW Acquisition, in July 2023 the Company issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of unsecured promissory notes (“Promissory Notes”). The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. As of September 30, 2023, the Company concluded that it was virtually certain the Promissory Notes would become payable within the upcoming 12 months due to the Company’s then-anticipated delisting from Nasdaq, which was an event of default with respect to the Promissory Notes. Consequently, the Company reclassified the debt obligation as current as of September 30, 2023, despite the event of default not yet occurring. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
10.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of September 30, 2023 and December 31, 2023, the Company had unfunded non-cancellable purchase commitments of approximately $1.3 million and $0.6 million, respectively.
The Company records a liability for non-cancellable orders to the extent it does not expect to be able to use the inventory related to such orders. As of September 30, 2023 and December 31, 2022, the Company accrued $1.3 million and $5.3 million, respectively, for non-cancellable inventory purchase commitments. See Note 8. Accrued Expenses.
Registration Rights Agreements
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
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The court preliminarily approved the settlement on January 17, 2025, and a final hearing has been set for May 28, 2025. The Company paid the settlement amount in March 2025. The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2023. Under the terms of the proposed settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. The Company does not expect insurers to contribute to the settlement amount.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2023. The settlement remains subject to a final stipulation of settlement and approval by the court. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
On May 9, 10 and 19, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0504 (together, the “Merger Lawsuits”). On July 6, 2023, the court consolidated the Merger Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, LLC Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Merger Lawsuits allege that TSIA’s directors and officers, and alleged entity and individual controllers, breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA and by approving a merger unfair to TSIA’s stockholders. The Merger Lawsuits include claims for unjust enrichment, damages and an award of costs and attorneys’ fees

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

to the putative class. Pursuant to the TSIA Merger Agreement, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Merger Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages or liabilities incurred in connection with these actions. In April 2024, Latch and TS Innovation Acquisitions Sponsor, LLC agreed to share the costs of the settlement amount equally. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal and release of all claims against the defendants and the Company. While the settlement remains subject to approval by the court, in accordance with the settlement agreement, the full settlement amount of $29.75 million was paid in January 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Merger Lawsuits. Of the $29.75 million, the Company’s insurers paid $10.0 million and Latch paid $4.875 million. The net amount of the Company’s share of the proposed settlement ($4.875 million) is reflected in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed. The Company’s share of the settlement amount of $14.875 million is reflected as accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2023. The expected insurance contribution of $10.0 million is reflected as prepaid and other current assets in the accompanying Consolidated Balance Sheet as of September 30, 2023.
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
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of September 30, 2023 and December 31, 2022, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor,

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2023 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
11.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
As of September 30, 2023, the Company’s reserved shares for future issuance included the following:

	September 30, 2023	December 31, 2022
Stock options issued and outstanding	12,528,211	12,863,797
Restricted stock units issued and outstanding	8,842,511	11,573,764
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares	20,962,262	17,895,423
Total	57,666,285	57,666,285
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

12.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(27,278)	$(34,809)	$(91,078)	$(133,257)

Basic weighted average common shares(1)	172,989,593	144,590,030	154,173,496	143,280,949
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares(1)	172,989,593	144,590,030	154,173,496	143,280,949
Basic and diluted net loss per common share	$(0.16)	$(0.24)	$(0.59)	$(0.93)

(1)The basic and diluted weighted-average common shares exclude 738,000 shares subject to vesting requirements held by the Sponsor related to the Business Combination as the performance conditions have not been met.
The table below sets forth the number of potential common shares underlying outstanding common stock options, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses for the three and nine months ended September 30, 2023 and 2022, and their inclusion would be anti-dilutive:

	2023	2022
Stock options	12,528,211	12,960,843
Restricted stock units(1)	8,842,511	12,981,926
Warrants	15,333,301	15,333,301
Total	36,704,023	41,276,070

(1)    Amount includes 2,837 and 6,224 liability-based RSUs as of September 30, 2023 and 2022, respectively, that the Company settles in cash. As a result, the shares of common stock underlying the liability-based RSUs were not issued upon vesting and were returned to the 2021 Incentive Award Plan as available shares.
13.INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2023 was zero and $0.01 million, respectively. The income tax provision for the three and nine months ended September 30, 2022 was $0.01 million and $0.04 million, respectively.
For the three and nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of September 30, 2023, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

14.STOCK-BASED COMPENSATION
For the three and nine months ended September 30, 2023 and 2022, the components of stock-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$108	$261	$548	$2,086
Restricted stock units	7,413	5,552	15,871	24,642
Capitalized costs(1)	(18)	(737)	(636)	(2,376)
Total stock-based compensation expense	$7,503	$5,076	$15,783	$24,352

(1)    Included in internally-developed software on the Condensed Consolidated Balance Sheets.
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$(124)	$107	$(12)	$469
Research and development	1,583	2,095	5,981	10,292
Sales and marketing	116	916	1,494	4,906
General and administrative	5,928	1,958	8,320	8,685
Total stock-based compensation expense	$7,503	$5,076	$15,783	$24,352
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the Closing. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors (the “Board”). Effective January 1, 2022 and 2023, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177 and 7,267,376 shares, respectively. As of September 30, 2023, 24,359,792 shares had

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

been granted under the 2021 Plan. Effective January 1, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 8,810,007 and 8,241,264 shares, respectively.
Stock Options
A summary of the status of employee and non-employee stock options as of September 30, 2023, and changes during the nine months ended September 30, 2023, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2022	12,863,797	$0.71
Options forfeited	(335,586)	$1.59
Options expired	—	$—
Options exercised	—	$—
Balance at September 30, 2023	12,528,211	$0.69	4	$4,334,150
Exercisable at September 30, 2023	12,418,274	$0.68	4	$4,334,150

(1)    Approximately 3.4 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
No stock options were granted during the nine months ended September 30, 2023 or the year ended December 31, 2022.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2023, total compensation expense not yet recognized related to unvested stock options was $0.08 million, which was expected to be recognized over a weighted-average period of 0.9 years. Additionally, the Company records forfeitures as they occur.
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
Equity-based
A summary of equity-based RSU activity for the nine months ended September 30, 2023 is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2022	11,568,387	$4.17
Granted	—	$—
Vested and released	—	$—
Forfeited	(2,728,713)	$4.95
Balance at September 30, 2023	8,839,674	$3.93

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $4.7 million as of September 30, 2023 and will be expensed over a weighted-average period of 1.2 years. In addition, approximately 5.3 million and 2.5 million RSUs vested during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.
Liability-based
A summary of liability-based RSU activity for the nine months ended September 30, 2023 is presented below.

Number of RSUs
Balance at December 31, 2022	5,377
Granted	—
Vested	(2,540)
Forfeited	—
Balance at September 30, 2023	2,837
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the three months ended September 30, 2023, the Company recognized $0.001 million of bonus expense within cost of hardware revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.002 million as of September 30, 2023 and will be expensed over a weighted-average period of 0.7 years. The Company settled 848 liability-based RSUs for $0.001 million in cash for the three months ended September 30, 2023.
Modification of Stock Options and RSUs
During the three months ended March 31, 2023, the Company modified the option and RSU awards of five former employees and service providers to extend the post-termination exercise window of 2,647,440 vested options and to accelerate the vesting of 35,150 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.2 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.04 million, offset by the fair value of the new awards of $0.03 million as of the modification date, resulting in a net reversal of $0.004 million to stock-based compensation expense. For the nine months ended September 30, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.2 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended September 30, 2023, the Company commenced the July 2023 RIF. As a result, the Company modified the option and RSU awards of approximately 40 former employees and service providers to extend the post-termination exercise window of 1,003,562 vested options and to accelerate the vesting of 702,689 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.05 million for the three and nine months ended September 30, 2023. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.01 million, offset by the fair value of the new awards of $0.8 million as of the modification date, resulting in a net increase of $0.8 million to stock-based compensation expense for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.9 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
HDW Acquisition
As discussed in Note 1. Description of Business, on the HDW Closing Date, the Company issued to HDW’s stockholders as merger consideration approximately 29.0 million shares of the Company’s common stock. These Consideration Shares consisted of (i) approximately 3.8 million shares of the Company’s common stock issued to holders of HDW common stock

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

(excluding Mr. Siminoff, the “HDW Common Holders”), (ii) approximately 19.1 million shares to Mr. Siminoff, who was also a holder of HDW common stock (the “Siminoff Shares”), and (iii) approximately 6.1 million shares to holders of HDW preferred stock.
In connection with and immediately prior to the HDW Acquisition, HDW’s board of directors modified certain shares of HDW common stock held by HDW Common Holders that were unvested as of the HDW Closing Date to accelerate vesting upon the change in control. As a result, at closing, the original shares of HDW common stock were exchanged for shares of the Company.
The modification of the HDW common stock and subsequent exchange for the Company’s common stock is treated in accordance with the guidance for replacement awards prescribed by ASC 805. Pursuant to the guidance, the fair value of the “replacement awards” is allocated between consideration transferred and post-combination compensation expense.
The Company determined the total fair value of the 3.8 million shares of the Company’s common stock issued to the HDW Common Holders on the HDW Closing Date was $5.3 million based upon the $1.40 closing price of the Company’s common stock on the HDW Closing Date. Of the $5.3 million, (i) $1.4 million was attributable to pre-combination service and included in the consideration transferred and (ii) $3.9 million was attributable to post-combination service and recognized as stock-based compensation expense by the Company in the post-combination financial statements immediately upon the closing of the HDW Acquisition.
In connection with and immediately prior to the HDW Acquisition, HDW’s board of directors modified certain shares of HDW common stock held by Mr. Siminoff that were unvested as of the HDW Closing Date to accelerate vesting upon the change in control. As a result, at closing, the original shares of HDW common stock were exchanged for shares of the Company.
Upon issuance by the Company, the terms of the 19.1 million Siminoff Shares were subject to vesting considerations and restrictions on transfer pursuant to the Original Siminoff Stock Restriction Agreement. The Company estimated the fair value of the Siminoff Shares on the HDW Closing Date to be $26.7 million based upon the $1.40 closing price of the Company’s common stock on the HDW Closing Date. Of the $26.7 million, $5.7 million was attributable to pre-combination service and included in the consideration transferred and $21.0 million was attributable to post-combination service to be recognized as stock-based compensation expense over the estimated service period of 3.8 years. The estimated service period was determined using the Monte Carlo method, which considered the likelihood of the occurrence of a release from the transfer restrictions, including as a result of the Company’s delisting from Nasdaq and the achievement of the Share Price Thresholds.
In the post-combination financial statements for the three and nine months ended September 30, 2023, $1.4 million of the $21.0 million of Siminoff Shares attributable to post-combination service was recognized as stock-based compensation expense by the Company for the post-combination service rendered. Total unrecognized stock-based compensation expense as of September 30, 2023 was $19.6 million and is expected to be recognized over a period of 3.5 years.
The approximately 6.1 million Consideration Shares issued to holders of HDW preferred stock did not result in the Company’s recognition of any stock-based compensation expense as the Consideration Shares were not subject to any vesting terms or other restrictions.
In total, during the three and nine months ended September 30, 2023, the Company recorded $5.4 million in stock-based compensation expense related to the HDW Acquisition, which was allocated to general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
15.RELATED-PARTY TRANSACTIONS
The Company has a customer who is an affiliate of a member of the Board. The Company charges market rates for products and services that are offered to such customer. As of September 30, 2023 and December 31, 2022, the Company had $0.04 million and $0.04 million, respectively, of receivables due from this customer, which is included within accounts receivable on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2023, the Company had zero and $0.1 million, respectively, of hardware revenue from this customer, and $0.04 million and $0.12 million, respectively, of software revenue from this customer, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2022, the Company had $0.01 million and $0.02 million, respectively, of hardware revenue from this customer, and $0.04 million and $0.1 million,

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

respectively, of software revenue from this customer, which was included within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
16.ACQUISITION
On July 3, 2023, the Company completed its acquisition of HDW in order to acquire HDW’s technology assets to accelerate the development of the Company’s platform, enable the Company to offer resident services and incorporate HDW’s team members. As a result of the HDW Acquisition, the Company acquired all of the voting equity interests of HDW.
Pursuant to the HDW Merger Agreement, (i) Merger Sub I merged with and into HDW, with HDW continuing as the surviving corporation, and subsequently, (ii) HDW merged with and into Merger Sub II, with Merger Sub II continuing as the surviving entity and a wholly-owned subsidiary of the Company.
The HDW Acquisition qualified as a business combination in accordance with ASC 805, Business Combinations, and the Company was determined to be the acquirer. Accordingly, total consideration was first allocated to the fair value of assets acquired as of the date of acquisition, with the excess being recorded as goodwill. The Company incurred and expensed approximately $1.1 million related to the transaction. The acquisition date fair value of the purchase consideration was $37.7 million, comprised of the following:

As of July 3, 2023
Cash paid or payable	$23
Value of Latch common stock issued to holders of HDW preferred stock	8,567
Fair value of replacement awards	7,060
Unsecured promissory notes	22,000
Fair value of total consideration transferred	$37,650
On the HDW Closing Date, the Company issued to HDW’s stockholders as merger consideration approximately 29.0 million shares of the Company’s common stock. These Consideration Shares consisted of (i) approximately 3.8 million shares of the Company’s common stock issued to the HDW Common Holders, which excludes Mr. Siminoff, (ii) approximately 19.1 million shares to Mr. Siminoff, who was also a holder of HDW common stock, and (iii) approximately 6.1 million shares to holders of HDW preferred stock. As discussed in Note 15. Stock-Based Compensation - HDW Acquisition, the shares of HDW common stock, including the Siminoff Shares, were modified by the HDW board of directors in connection with the HDW Acquisition and subsequently exchanged for the Consideration Shares. The modification of the HDW common stock and subsequent exchange for the Consideration Shares is treated in accordance with the guidance for replacement awards prescribed by ASC 805. Pursuant to the guidance, the fair value of the “replacement awards” is allocated between consideration transferred and post-combination compensation expense.
The Company determined the total fair value of the 3.8 million shares of the Company’s common stock issued to the HDW Common Holders on the HDW Closing Date was $5.3 million based upon the $1.40 closing price of the Company’s common stock on the HDW Closing Date. Of the $5.3 million, (i) $1.4 million was attributable to pre-combination service and included in the consideration transferred (presented within the fair value of replacement awards in the table above) and (ii) $3.9 million was attributable to post-combination service and recognized as stock-based compensation expense by the Company in the post-combination financial statements immediately upon the closing of the HDW Acquisition.
Upon issuance by the Company, the terms of the 19.1 million Siminoff Shares were subject to vesting considerations and restrictions on transfer pursuant to the Original Siminoff Stock Restriction Agreement. The Company estimated the fair value of the Siminoff Shares on the HDW Closing Date to be $26.7 million based upon the $1.40 closing price of the Company’s common stock on the HDW Closing Date. Of the $26.7 million, $5.7 million was attributable to pre-combination service and included in the consideration transferred (presented within the fair value of replacement awards in the table above) and $21.0 million was attributable to post-combination service to be recognized as stock-based compensation expense over the estimated service period of 3.8 years.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The purchase consideration allocation of the acquired assets, based on their respective estimated fair values as of the date of the HDW Acquisition, is as follows:

As of July 3, 2023
Cash and cash equivalents	$8,107
Prepaid expenses and other current assets	5
Intangible assets(1)	5,111
Accrued expenses	(895)
Total identifiable net assets	12,328
Goodwill	25,322
Fair value of net assets acquired	$37,650

(1)Includes developed technology of $3.8 million with a useful life of six years and trade names (domain) of $1.3 million with a useful life of seven years. Significant judgments were made by management related to projected financial information and discount rates used to determine the fair value of the developed technology intangible asset and resulting goodwill as of the date of the HDW Acquisition.
The goodwill recognized as a result of the HDW Acquisition represents (i) the combined synergistic value of cost savings by leveraging HDW’s offshore engineering team and downsizing Latch’s U.S.-based engineering team; (ii) the ability to generate additional revenue by selling HDW platform services to Latch app users; and (iii) the value of the human capital being acquired, including HDW’s experienced leadership team.
There is no expected tax deduction related to the acquired goodwill.
Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the HDW Acquisition had been consummated on January 1, 2022:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	2023	2022	2023	2022
Total revenue	$9,673	$8,839	$31,001	$32,225
Net loss	$(26,998)	$(35,332)	$(102,459)	$(133,780)
The supplemental pro forma information presents the combined results of operations for the three and nine months ended September 30, 2023 and 2022 as if the HDW Acquisition was completed on January 1, 2022. The supplemental pro forma financial information presented above is not necessarily indicative of the financial position or results of operations that would have been realized if the HDW Acquisition had been completed on January 1, 2022. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
For business combinations occurring in the current reporting year, applicable accounting guidance requires disclosure of the amount of revenue and earnings of the acquired entity since the acquisition date that is included in the condensed consolidated income statement. For the three months ended September 30, 2023, HDW had no active products, customers or sales contracts and therefore had no revenue. The acquisition contributed $6.7 million to net loss, primarily related to the compensation expense of the team members that joined as a result of the acquisition.
17.RESTRUCTURING
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
In July 2023, the Company commenced the July 2023 RIF in order to streamline business operations, reduce costs and complexities in the business and create further operating efficiencies. The July 2023 RIF, substantially completed in the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

fourth quarter of 2023, impacted approximately 95 employees, or approximately 70% of the Company’s full-time employees at the time. The Company’s Denver facilities were closed due to the July 2023 RIF. The Company vacated the premises in November 2023 but retained the lease through November 2024. The Company’s restructuring costs by major cost-type incurred were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Severance and termination benefits	$5,121	$2,526	$5,611	$8,637
Lease abandonment charges	49	—	49	—
Professional fees and other costs	(7)	80	—	195
Total restructuring costs	$5,163	$2,606	$5,660	$8,832
Restructuring costs are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2023	2023	2023
Cost of revenue	$206	$46	$206	$46
Research and development	2,786	1,066	2,926	2,387
Sales and marketing	1,357	923	1,565	5,278
General and administrative	814	571	963	1,121
Total restructuring costs	$5,163	$2,606	$5,660	$8,832

The following table summarizes the changes in the accrued restructuring balance, which is included in accrued expenses in the accompanying Consolidated Balance Sheets.

	Severance and Termination Benefits	Professional Fees and Other Costs	Total
Balance at December 31, 2021	$—	$—	$—
Restructuring charges	8,452	121	8,573
Payments	(8,226)	(121)	(8,347)
Balance at December 31, 2022	226	—	226
Restructuring charges	5,611	—	5,611
Payments	(2,594)	—	(2,594)
Balance at September 30, 2023	$3,243	$—	$3,243
18.SUBSEQUENT EVENTS
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
In addition, on the Program Effective Date, the Board approved a performance-based equity incentive program (the “Performance Equity Program”) pursuant to which awards of performance-vesting stock options (“Performance Options”) and performance-vesting restricted stock units (“PSUs”) would be granted to Company officers and service providers, and the Company granted Performance Options to certain officers and key service providers. The Performance Equity Program is described in more detail below.
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
Reduction in Force
In July 2023, we commenced a reduction in force (the “July 2023 RIF”) in order to streamline our business operations, reduce costs and complexities in the business and create operating efficiencies. The July 2023 RIF, substantially completed in the fourth quarter of 2023, impacted approximately 95 employees, or approximately 70% of the Company’s full-time employees at the time.

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
Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended September 30,
	2023	2022	$ Change	% Change
GAAP Measures:
Software revenue	$4,660	$3,403	$1,257	36.9%
Total revenue	$9,673	$8,839	$834	9.4%
Net loss	$(27,278)	$(34,809)	$7,531	(21.6%)
Non-GAAP Measure:
Adjusted EBITDA	$(13,444)	$(21,502)	$8,058	(37.5%)

	Nine months ended September 30,
	2023	2022	$ Change	% Change
GAAP Measures:
Software revenue	$13,046	$9,349	$3,697	39.5%
Total revenue	$31,001	$32,225	$(1,224)	(3.8%)
Net loss	$(91,078)	$(133,257)	$42,179	(31.7%)
Non-GAAP Measure:
Adjusted EBITDA	$(58,000)	$(96,716)	$38,716	(40.0%)

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
In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(27,278)	$(34,809)	$(91,078)	$(133,257)
Depreciation and amortization	1,856	1,386	5,375	3,897
Interest (income) expense, net(1)	(808)	702	(1,620)	2,802
Provision for income taxes	—	10	11	44
Change in fair value of warrant liability	(553)	(389)	(218)	(9,355)
Change in fair value of trading securities	—	1,960	—	3,460
Restructuring costs(2)	5,163	2,606	5,660	8,832
Transaction-related costs(3)	—	6	1	516
Non-ordinary course legal fees and settlement reserves(4)	673	1,950	8,086	1,993
Stock-based compensation expense(5)	7,503	5,076	15,783	24,352
Adjusted EBITDA	$(13,444)	$(21,502)	$(58,000)	$(96,716)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense associated with the significant financing component included in interest (income) expense, net was $1.1 million and $3.6 million for the three and nine months ended September 30, 2023, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2022, respectively.
(2)Reflects restructuring costs primarily associated with the July 2023 RIF for the three and nine months ended September 30, 2023 and with the 2022 RIFs for the three and nine months ended September 30, 2022.
(3)Transaction costs related to the Business Combination.

(4)Non-ordinary course legal fees and settlement reserves incurred in connection with non-ordinary course litigation and disputes. For the three and nine months ended September 30, 2023, the amount includes (i) the Company’s $14.875 million share of the settlement amount related to the Merger Lawsuits, as defined and described in Note 10. Commitments and Contingencies, in Part I, Item 1. “Financial Statements,” offset by (ii) the $10.0 million contribution insurers provided to such settlement. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal and recurring operating expenses. See Note 10. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(5)See Note 14. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”
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
Comparison of three months ended September 30, 2023 and September 30, 2022

	Three months ended September 30,
(in thousands, except share and per share data)	2023	2022	$ Change	% Change

Revenue
Hardware	$3,215	$4,027	$(812)	(20.2%)
Software	4,660	3,403	1,257	36.9%
Installation services	1,798	1,409	389	27.6%
Total revenue	9,673	8,839	834	9.4%
Cost of revenue(1)
Hardware	1,393	4,739	(3,346)	(70.6%)
Software	546	462	84	18.2%
Installation services	1,640	1,604	36	2.2%
Total cost of revenue	3,579	6,805	(3,226)	(47.4%)
Operating expenses
Research and development	10,236	10,991	(755)	(6.9%)
Sales and marketing	3,819	7,028	(3,209)	(45.7%)
General and administrative	18,791	15,077	3,714	24.6%
Depreciation and amortization	1,856	1,386	470	33.9%
Total operating expenses	34,702	34,482	220	0.6%
Loss from operations	(28,608)	(32,448)	3,840	11.8%
Other income (expense), net
Change in fair value of warrant liability	553	389	164	42.2%
Change in fair value of trading securities	—	(1,960)	1,960	100.0%
Interest income (expense), net	808	(702)	1,510	215.1%
Other income (expense), net	(31)	(78)	47	60.3%
Total other income (expense), net	1,330	(2,351)	3,681	156.6%
Loss before income taxes	(27,278)	(34,799)	7,521	21.6%
Provision for income taxes	—	10	(10)	100.0%
Net loss	$(27,278)	$(34,809)	$7,531	21.6%
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	238	257	(19)	(7.4%)
Foreign currency translation adjustment	—	12	(12)	100.0%
Comprehensive loss	$(27,040)	$(34,540)	$7,500	21.7%
Net loss per common share:
Basic and diluted net loss per common share	$(0.16)	$(0.24)	$0.08	33.3%
Weighted average shares outstanding:
Basic and diluted	172,989,593	144,590,030

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was driven by a $1.3 million increase in software revenue and a $0.4 million increase in installation services revenue, partially offset by a $0.8 million decrease in hardware revenue. Increased software revenue reflects the continued growth in subscriptions as a result of the continued increases in cumulative delivered hardware units. The decrease in hardware revenue was primarily driven by lower units delivered, including higher units returned, which negatively impacted net delivered units, partially offset by higher average selling prices.
Cost of Revenue
Cost of revenue decreased by $3.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily a result of $3.3 million in lower hardware expenses driven by (i) $1.2 million decrease in inventory purchase commitments liability, (ii) $0.9 million of fewer units delivered, net of units returned, (iii) a $0.7 million reduction in excess and obsolete reserves and (iv) a $0.4 million decrease due to a reduction in the size of the supply-chain team.
Research and Development Expenses
Research and development expenses decreased by $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to: (i) $2.0 million decrease in personnel-related expenses comprised of $1.4 million of decreased compensation expense and $0.6 million of decreased stock-based compensation expense; (ii) $0.1 million decrease in software license expense due to decreased headcount and (iii) $0.1 million decrease in travel expenses. These decreases were partially offset by a $1.7 million increase in restructuring costs.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $3.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to: (i) $2.2 million decrease in personnel-related expenses comprised of $1.4 million of decreased compensation expense and $0.8 million of decreased stock-based compensation expense and (ii) $0.6 million decrease in marketing expense.
General and Administrative Expenses
General and administrative expenses increased by $3.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to a (i) $4.2 million increase in personnel-related expenses comprised of (a) $0.2 million of increased compensation expense and (b) $4.0 million of increased stock-based compensation expense, which was comprised of a $1.4 million decrease related to the 2022 RIFs and the July 2023 RIF, offset by a $5.4 million increase of stock-based compensation expense in connection with the HDW Acquisition; (ii) $0.2 million increase in restructuring costs; and (iii) a $0.6 million increase in professional fees. This increase in professional fees was due to (i) an increase of $1.8 million related to outsourced management; and (ii) an increase of $1.6 million in audit fees, partially offset by (iii) a decrease of $1.5 million related to the Investigation and the Restatement; and (iv) a decrease of $1.3 million in litigation expenses. These increases were partially offset by a (i) $0.5 million decrease of insurance expenses; (ii) $0.4 million decrease of IT and software license expense and (iii) $0.5 million decrease in impairment of long-lived assets.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income increased by $3.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to: (i) a $1.5 million increase in interest income related to higher interest rates; (ii) a $2.0 million favorable variance in the change in fair value of trading securities driven by the Company ceasing to own any trading securities as of December 31, 2022 and (iii) a $0.2 million favorable change in the fair value of the private placement warrants liability due to a greater decrease in the price of our common stock during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Comparison of nine months ended September 30, 2023 and September 30, 2022

	Nine months ended September 30,
(in thousands, except share and per share data)	2023	2022	$ Change	% Change

Revenue
Hardware	$12,823	$18,025	$(5,202)	(28.9)%
Software	13,046	9,349	3,697	39.5%
Installation services	5,132	4,851	281	5.8%
Total revenue	31,001	32,225	(1,224)	(3.8)%
Cost of revenue(1)
Hardware	17,363	27,591	(10,228)	(37.1)%
Software	1,489	1,123	366	32.6%
Installation services	4,646	5,115	(469)	(9.2)%
Total cost of revenue	23,498	33,829	(10,331)	(30.5)%
Operating expenses
Research and development	27,959	46,523	(18,564)	(39.9)%
Sales and marketing	12,753	41,275	(28,522)	(69.1)%
General and administrative	54,502	42,898	11,604	27.1%
Depreciation and amortization	5,375	3,897	1,478	37.9%
Total operating expenses	100,589	134,593	(34,004)	(25.3)%
Loss from operations	(93,086)	(136,197)	43,111	31.7%
Other income (expense), net
Change in fair value of warrant liability	218	9,355	(9,137)	(97.7)%
Change in fair value of trading securities	—	(3,460)	3,460	100.0%
Interest income (expense), net	1,620	(2,802)	4,422	157.8%
Other income (expense), net	181	(109)	290	266.1%
Total other income (expense), net	2,019	2,984	(965)	(32.3)%
Loss before income taxes	(91,067)	(133,213)	42,146	31.6%
Provision for income taxes	11	44	(33)	(75.0)%
Net loss	$(91,078)	$(133,257)	$42,179	31.7%
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	1,386	(1,642)	3,028	184.4%
Foreign currency translation adjustment	—	13	(13)	100.0%
Comprehensive loss	$(89,692)	$(134,886)	$45,194	33.5%
Net loss per common share:
Basic and diluted net loss per common share	$(0.59)	$(0.93)	$0.34	36.6%
Weighted average shares outstanding:
Basic and diluted	154,173,496	143,280,949

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue decreased by $1.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was driven by a $5.2 million decrease in hardware revenue, partially offset by a $3.7 million increase in software revenue and a $0.3 million increase in installation services revenue. The decrease in hardware revenue was primarily driven by lower units delivered, including higher units returned, which negatively impacted net delivered units, partially offset by higher average selling prices. Increased software revenue reflects the continued growth in subscriptions as a result of the continued increases in delivered hardware units.
Cost of Revenue
Cost of revenue decreased by $10.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $10.2 million decrease in hardware sales related costs and a $0.5 million decline in installation services costs. The decrease in hardware sales related costs was driven by (i) $8.8 million of fewer units delivered, net of units returned, (ii) a $7.7 million decrease in inventory purchase commitments liability and (iii) a $2.0 million decrease due to a reduction in the size of the supply-chain team, and (iv) a smaller adjustment in the cost of inventory to its net realizable value of $0.7 million. The decrease in hardware sales related costs was partially offset by a $9.3 million increase of expense for excess and obsolete reserves.
Research and Development Expenses
Research and development expenses decreased by $18.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to: (i) $16.7 million decrease in personnel-related expenses comprised of $12.3 million of decreased compensation expense and $4.4 million of decreased stock-based compensation expense due to lower headcount and (ii) $1.2 million decrease in other research and development expenses.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $28.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to: (i) $18.0 million decrease in personnel-related expenses comprised of $14.6 million of decreased compensation expense and $3.4 million of decreased stock-based compensation expense due to lower headcount; (ii) $3.7 million of decreased restructuring costs due to the 2022 RIFs; (iii) $3.4 million decrease in marketing expense; (iv) $1.1 million decrease in software license expense due to decreased headcount and (v) $1.0 million decrease in travel expenses.
General and Administrative Expenses
General and administrative expenses increased by $11.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a $20.5 million increase in professional fees, including (i) $7.9 million related to the Investigation and Restatement; (ii) $5.6 million in litigation expenses; (iii) $4.8 million related to outsourced management; and (iv) an increase of $1.9 million in audit fees. This increase in professional fees was partially offset by (i) $3.5 million decrease in personnel-related expenses comprised of (a) $3.1 million of decreased compensation expense and (b) $0.4 million of decreased stock-based compensation expense, which was comprised of a $5.7 million decrease related to the 2022 RIFs and the July 2023 RIF, offset by a $5.4 million increase of stock-based compensation expense in connection with the HDW Acquisition; (ii) $1.7 million decrease in bad debt expense primarily related to software; (iii) $1.8 million decrease in insurance expenses; (iv) $1.1 million decrease in IT and software license expenses; (v) $0.4 million decrease in recruiting expense as a result of certain key hires in 2022 and (vi) $0.2 million decrease in impairment of long-lived assets.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $1.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income decreased by $1.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $9.1 million unfavorable change in the fair value of the private placement warrants liability during these periods due to a smaller decrease in the price of our common stock during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was partially offset by (i) a $4.4 million increase in interest income related to higher interest rates; (ii) a $3.5 million favorable variance in the change in fair value of trading securities driven by the Company ceasing to own any trading securities as of December 31, 2022 and (iii) a $0.3 million favorable change other miscellaneous income and expense.
Liquidity and Capital Resources
We have incurred losses since our inception. As of September 30, 2023 and December 31, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $170.5 million and $75.5 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
Historically, our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from our contract manufacturers.
To better align staffing and expense levels with sales volumes and the macroeconomic environment and create operating efficiencies, we incurred $8.6 million in restructuring costs during the year ended December 31, 2022 resulting from the 2022 RIFs (excluding the impact of stock-based compensation). In 2023, we conducted the July 2023 RIF in order to further streamline our business operations, reduce costs and complexities in the business and create additional operating efficiencies. In connection with the July 2023 RIF, we incurred $5.7 million in restructuring costs (excluding the impact of stock-based compensation) as of September 30, 2023.
Beginning in the second quarter of 2022 and continuing through 2025, we have incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and Financial Statement Review. Additionally, we have incurred significant costs in connection with various pending litigation. See Note 10. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, has resulted or could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.

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

We contract with third-parties to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a demand plan. During the year ended December 31, 2022, we materially reduced our original demand plan and started engaging in discussions with our contract manufacturers regarding our obligation to purchase the inventory based on our original demand plan. In 2022, we purchased and received excess inventory for certain products based on our original demand plan. Additionally, as a result of these discussions, we agreed to prepay certain contract manufacturers approximately $12.3 million for material and component obligations. As of September 30, 2023, we had unfunded non-cancellable purchase commitments of approximately $1.3 million.

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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(73,934)	$(113,558)
Net cash provided by investing activities	20,419	107,189
Net cash used in financing activities	—	(6,039)
Effect of exchange rates on cash	(15)	(54)
Net change in cash and cash equivalents	$(53,530)	$(12,462)
Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2023 decreased by $39.6 million compared to the nine months ended September 30, 2022, primarily as a result of a decrease in net loss of $42.2 million, a decrease in inventories, net of $31.6 million, a reduction in the change in the fair value of warrant liability and trading securities of $5.7 million, a net increase in accrued expenses and accounts payable of $6.0 million, and an increase in depreciation and amortization of $1.5 million. These sources of cash were partially offset by an increase in prepaid expense and other current assets of $18.2 million, a decrease in deferred revenue of $11.8 million, a decrease in stock-based compensation expense of $8.6 million, a decrease in non-cash interest expense of $3.5 million, an increase in accounts receivable of $2.4 million, a decrease in the provision for doubtful accounts of $1.8 million and a decrease in other current and non-current liabilities of $1.5 million.
Investing Activities. Net cash used in investing activities was $20.4 million for the nine months ended September 30, 2023 compared to net cash provided by investing activities of $107.2 million for the nine months ended September 30, 2022. The net change of $86.8 million was primarily due to an increase in purchases of available-for-sale securities of $59.9 million, a decrease in sales and maturities of available-for-sale and trading securities of $40.0 million, an increase of $8.1 million cash received, net of cash paid, related to the HDW Acquisition, a decrease of $2.8 million in capitalized internally-developed software and a decrease of $2.0 million in purchases of property and equipment.
Financing Activities. The Company did not conduct any financing activities in the nine months ended September 30, 2023. In the nine months ended September 30, 2022, net cash used in financing activities primarily consisted of (i) a $3.4 million net repayment of our revolving facility and (ii) a $3.4 million payment for tax withholding on net settlements of RSUs.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2023 and December 31, 2022 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to September 30, 2023, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
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
During 2022, the Company completed multiple reductions in force that impacted approximately 245 employees, or approximately 51%, of the Company’s full-time employees. The Company also experienced management changes, including the March 2022 transition of the Company’s Chief Financial Officer. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness and contributed to additional material weaknesses identified as of December 31, 2022. The 2021 Material Weakness continued to exist as of September 30, 2023.
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
Each of the control deficiencies identified below constitute material weaknesses, either individually or in the aggregate that were identified as of December 31, 2022 and continued to exist as of September 30, 2023.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting and based upon the criteria set forth in the COSO Framework. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023 due to the material weaknesses described above.

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
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2023, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 10. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended September 30, 2023 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Form of Promissory Note.	8-K	4.1	5/16/2023
4.2	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
4.3	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1	Registration Rights Agreement, dated as of July 3, 2023, by and among Latch, Inc. and the other parties thereto.	8-K	10.1	7/03/2023
10.2†	Employment Agreement, dated as of July 3, 2023, by and between Latch, Inc. and David Lillis.	8-K	10.1	7/10/2023
10.3†	Transition and Separation Agreement, dated as of July 10, 2023, by and between Michael Brian Jones and the Company.	8-K	10.2	7/10/2023
10.4*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024
10.5†	Employment Agreement, dated as of August 16, 2024, by and between Latch, Inc. and Jason Mitura.	8-K	10.3	8/13/2024
10.6†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.7†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.8*†	Separation and Transition Agreement and Release, dated as of November 26, 2024, by and between Latch Systems, Inc. and Jason Mitura.	8-K	10.1	11/27/2024
10.9†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.10†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.11†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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