Form 10-K
period 2023-12-31
Latch, Inc.
filed 2025-03-26
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our ability to successfully identify, complete, integrate and realize synergies from acquisitions, such as the HDW Acquisition and the HelloTech Merger (each as defined below), including the ability to retain key personnel from such acquisitions;
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
After Latch devices have been installed and the Latch Platform has been set up at a building, property managers or channel partners add residents as users to the Latch Platform. Upon move-in, the resident-facing Latch application enables residents to unlock connected spaces in Latch buildings, such as primary or secondary entries, package rooms, common areas and unit doors. In June 2024, we announced the launch of the DOOR application, which provides similar functionalities as the Latch application while also enabling additional services for residents (such application, together with the Latch application, the “Latch App”). The DOOR application is available to certain customers, and we expect to make it available to additional customers throughout 2025. Within the Latch App, residents and property managers can monitor and control Internet-of-Things (“IoT”) devices, such as leak detectors, smart thermostats or smart lighting, remotely view visitors at the front door and provide access. The average Latch App user interacts with the Latch App multiple times per day, and in the future, we believe that Latch has an opportunity to provide users with new offerings and services through the Latch App.
In addition to our core smart access business described above, we recently acquired certain property management and service-provider focused businesses, as described in more detail below under “Recent Developments.” The integration of these new businesses is at an early stage, and the impact of these businesses on our results of operations remains uncertain.
Market Opportunity
Real estate is the world’s largest asset class. We believe the market of large investor-owned and investor-managed buildings represents a significant opportunity for us. We expect to augment our existing product suite to fit the needs of customers and stakeholders across the real estate industry.
Currently, we primarily serve the multifamily rental home markets in the United States. Based on U.S. census data for 2022, there are approximately 27 million multifamily units (in buildings with five or more home units) in the United States. Multifamily real estate ownership is highly fragmented, with the top 50 multifamily owners holding less than 10% of total multifamily home units in the United States. Within the multifamily rental home market, we target new construction and retrofits of existing buildings.
New Multifamily Construction
According to U.S. census data, between 2019 and 2023, an average of approximately 351,000 new multifamily rental home units were built each year, representing new construction completions for buildings with five or more home units.
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
The Latch Platform
The Latch Platform is a full building software platform that brings together the elements that make up the modern building experience for building owners, property managers, residents, visitors and service providers. The Latch Platform is comprised of the following software products:
•Mission Control - Latch’s central, web-based application for building owners, property managers and channel partners. Our fully integrated system lets property managers support the resident experience from a single software application. From Mission Control, property managers can enable move-ins, control access sharing, resolve issues remotely, manage rental unit turnover, monitor and control IoT devices and ensure their residents are secure. We also offer a mobile application version of Mission Control, the “Latch Manager App.”
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
•C, M, Interconnect and R Series - The Latch R is our common area and building entrance access device and the Latch C, M and Interconnect are our unit access devices. The Latch R modernizes traditional low-frequency radio transmitter and key card functionality in retrofit projects, while the Latch C, M and Interconnect replace traditional unit door locks. These hardware devices are door or wall mounted access control products that interface with industry-standard lock hardware. They are built to industry standards and compliant with building code requirements.
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
We also leverage the Latch Platform to unlock new use-cases with partners that serve buildings. We allow partners such as Tour24 and Pynwheel to integrate with the Latch Platform to enable self-guided tours.
Channel Partners
We primarily distribute our hardware through our channel program. When a customer would like to place an order for our hardware they contact a channel partner, a third-party service provider that sells, installs and implements our hardware and software solutions. When a customer purchases hardware from a channel partner, they separately license, directly from Latch, software with the Latch Platform capabilities they select.
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
Network of Partners Acting as External Salesforce
Through our channel program, we believe we have a network of partners able to market, sell and install Latch products across the most significant U.S. markets. These partners are trained in our products to deliver a high-quality installation and implementation experience for our customers.
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
Further Penetration of North American Multifamily Rental Market
We plan to further expand in the North American multifamily rental market via three primary strategies. First, we aim to continue to acquire new customers through our in-house sales strategy. The Latch sales team engages directly with existing and potential customers with the goal of further penetrating the portfolio of existing customers and acquiring new customers. Second, we have established a network of channel partners that sell Latch hardware in their local markets. Third, we are leveraging an e-commerce platform to streamline sales processes by enabling channel partners to buy our products online.
New Products and Services
Our dedicated team of designers, engineers, software developers and product managers creates new and innovative products and features for the Latch Platform. Once a customer is using the Latch Platform, new software versions, features and modules can be activated over the air via the Latch Platform. Our goal is to make spaces better places to live, work and visit by providing a full-building platform designed to help owners, residents and third parties like guests, couriers and service providers seamlessly experience the modern building. By combining software, products and services into a holistic platform, we believe that we help make spaces more efficient, enjoyable and profitable.
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
Government Regulation
We operate our business primarily in the United States, and our products are sold in the United States and Canada. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, export and import control laws and regulations, antitrust laws, securities laws and tax laws and regulations.
Anti-Corruption and Export Laws
We are subject to the U.S. bribery of public officials statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and possibly other anti-bribery laws, including those designed to comply with the Organization for Economic Cooperation and Development (the “OECD”) Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other international conventions. Anti-corruption laws are often interpreted broadly and generally prohibit our company, employees and agents from authorizing, offering, promising or providing, directly or indirectly, improper payments of anything of value to recipients in the public sector to obtain or retain business or an unfair business advantage. Certain anti-corruption laws also prohibit us from soliciting or accepting bribes or kickbacks or from engaging in bribery involving private persons. We can be held liable in certain circumstances for the corrupt activities of our representatives, contractors, channel partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to promote compliance with applicable anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, channel partners and agents will comply with these laws and policies.
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
United States
We and our business customers are subject to various federal, state and local regulations related to access control products, such as state and local building and fire codes, the Americans with Disabilities Act, and requirements for Underwriter Laboratories (“UL”) and Federal Communications Commission (“FCC”) certifications. We and our business customers may be subject to numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act (the “FTC Act”) that govern the collection, use, disclosure and protection of personal information. Privacy and security laws, self-regulatory schemes, regulations, standards and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings or actions that may lead to significant civil and/or criminal penalties and restrictions on data processing. For example, the California Consumer Privacy Act went into effect on January 1, 2020 and was amended by the California Privacy Rights Act that went into effect on January 1, 2023 (together, the “CCPA”). The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information processing and sharing and receive detailed information about how their personal information is used. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Pursuant to the CCPA, the California legislature also created a new California data protection agency specifically tasked to enforce the law, which has resulted in increased regulatory scrutiny of organizations conducting business in California in the areas of data protection and security. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by domestic privacy and data protection laws, any liability from failure to comply with these laws could adversely affect our financial condition.
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
Human Capital
Our employees are critical to our success. As of December 31, 2024 and 2023, we had approximately 120 and 75 full-time employees in the United States, respectively. As a result of the July 2024 HelloTech Merger (as described below), we had approximately 100 Philippines-based full-time employees as of December 31, 2024. We also engage consultants and contractors in the United States and internationally, primarily in Argentina, India and Romania, to supplement our permanent workforce. A majority of our employees are engaged in engineering, software and product development, sales and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees and service providers to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.
We recognize the importance of inclusion and diversity and strive to foster an inclusive environment. We believe we offer competitive compensation, including base pay, discretionary bonus and equity incentive opportunities, paid time off and a family-friendly benefits package, including paid parental leave, to ensure our team members have the flexibility and support for a healthy work/life balance. Other than our St. Louis-based employees, our workforce generally operates on a remote basis, which we believe is suitable for the conduct of our business.
Corporate History
TS Innovation Acquisitions Corp. (“TSIA”) was incorporated in Delaware on September 18, 2020 as a special purpose acquisition company formed to acquire one or more operating businesses through a business combination. On January 24, 2021, TSIA entered into an agreement and plan of merger (the “TSIA Merger Agreement”) by and among Latch Systems, Inc., a Delaware corporation formed in 2014 (“Legacy Latch”), TSIA and Lionet Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of TSIA (“Merger Sub”). On June 4, 2021 (the “TSIA Closing Date”), we consummated the merger, pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly-owned subsidiary of TSIA (the “Business Combination” and, collectively with the other transactions described in the TSIA Merger Agreement, the “Transactions”). In connection with the consummation of the Transactions (the “Closing”), the post-

combination company, TSIA, changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. On June 7, 2021, the Company’s common stock and warrants began trading on Nasdaq under the ticker symbols “LTCH” and “LTCHW,” respectively.
Investigation and Restatement
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
As a result of the Investigation and Financial Statement Review, the Company restated certain of its financial statements (the “Restatement”) in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).
2023 Business Update
January 2023 Management Transition
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

In connection with the HDW Acquisition, the Company and Jamie Siminoff entered into a stock restriction agreement, dated May 15, 2023 (the “Original Siminoff Stock Restriction Agreement”). Pursuant to the Original Siminoff Stock Restriction Agreement, which was amended and restated in connection with the execution of his separation agreement in November 2024, in the event Mr. Siminoff ceased to be an employee of the Company during the Restricted Period, the Company would have the right to repurchase, for nominal consideration, all of Mr. Siminoff’s Consideration Shares that had not already been released from transfer restriction, subject to certain exceptions. In the event Mr. Siminoff was terminated without Cause or resigned for Good Reason (each as defined in the Siminoff Employment Agreement (as defined below)), or upon his death or disability (each, an “Exit”), his Consideration Shares would accelerate in an amount equal to the greater of (i) the number of Consideration Shares to which he was entitled pursuant to the Share Price Thresholds (with linear interpolation of Consideration Shares based on the 60 trading day VWAP as of the date of Exit) and (ii) the number of Consideration Shares equal to the product of (a) his total Consideration Shares multiplied by (b) the quotient of (x) the number of calendar days between July 3, 2023 and his Exit divided by (y) 1,825; provided, however, that in no event would the number of Mr. Siminoff’s Consideration Shares that accelerate in connection with an Exit be less than 40% of the total number of his Consideration Shares.
The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. As of December 31, 2023, the Company concluded that it was virtually certain the Promissory Notes would become payable within the upcoming 12 months due to the Company’s then-anticipated delisting from Nasdaq, which was an event of default with respect to the Promissory Notes. Consequently, the Company reclassified the debt obligation as current as of December 31, 2023, despite the event of default not yet occurring. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
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
In connection with the HDW Acquisition, the Company and Mr. Siminoff entered into an employment agreement, dated May 15, 2023 (the “Siminoff Employment Agreement”). Pursuant to the Siminoff Employment Agreement, on the HDW Closing Date, Mr. Siminoff was appointed as the Company’s Chief Strategy Officer. At the time, Mr. Siminoff was expected to be appointed as Chief Executive Officer of the Company following completion of the Restatement. As described below under “—Recent Developments—November 2024 Executive Transition,” Mr. Siminoff ceased to serve as Chief Strategy Officer on December 31, 2024 and will no longer be appointed as the Company’s Chief Executive Officer.
Hiring of David Lillis as Senior Vice President of Finance
On July 3, 2023, the Company and David Lillis entered into an employment agreement, pursuant to which Mr. Lillis served as Senior Vice President of Finance until February 2025. Mr. Lillis was appointed Chief Executive Officer in February 2025. See “—Recent Developments—February 2025 Leadership Appointments” below for additional details.
July 2023 Reduction in Force
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
Recent Developments
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
HelloTech is a service platform delivering on-demand, last-mile installation, setup and connected device support. The HelloTech platform, in combination with the technology Latch acquired in the HDW Acquisition, is expected to serve as the foundation for DOOR Services, bringing full-service amenities to multifamily buildings by enabling residents to efficiently share and book service providers, such as dog walkers, house cleaners, and tech support.
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
November 2024 Executive Transitions
On November 18, 2024 (the “Siminoff Agreement Date”), the Company and Mr. Siminoff mutually agreed that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024 (the “Siminoff Separation Date”). Mr. Siminoff remained Chief Strategy Officer through the Siminoff Separation Date, after which he began serving in an advisory role that will continue through December 31, 2026 (such advisory services, the “Advisory Services,” and such date, the “Advisory End Date”). Mr. Siminoff ceased to serve as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act on the Siminoff Separation Date. Upon the Company’s request, in performing the Advisory Services, Mr. Siminoff is expected to, among other services, (i) meet with customers and stakeholders, (ii) assist or advise on product development, (iii) assist or advise on corporate development or strategic transactions and (iv) provide transition services. In addition, Mr. Siminoff will no longer be appointed as the Company’s Chief Executive Officer.
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
February 2025 Leadership Appointments
Following the December 2024 filing of the 2022 Annual Report and completion of the Restatement, on February 4, 2025, Jason Keyes, Interim Chief Executive Officer, and Marc Landy, Interim Chief Financial Officer, provided notice of their resignations from their positions with the Company effective as of February 6, 2025 (the “Appointment Date”). Messrs. Keyes and Landy were serving in such capacities pursuant to an agreement between the Company and AlixPartners. On the Appointment Date, the Board appointed David Lillis as Chief Executive Officer, Jeff Mayfield as Chief Financial Officer and Priyen Patel as Chief Strategy and Legal Officer.
Mr. Lillis had served as Senior Vice President of Finance of the Company since July 2023. He was previously Chief Financial Officer of RubinBrown LLP, an accounting and professional consulting firm. In such role, which began in 2021, Mr. Lillis served as the top finance executive for the firm and was responsible for all financial operations. He is a Chartered Financial Analyst and a Certified Public Accountant.
Mr. Mayfield joined the Company in September 2023 as Controller. Mr. Mayfield has over 20 years of experience and expertise in global accounting, finance strategy and operational leadership. From 2001 to September 2023, Mr. Mayfield held progressive leadership roles at Mastercard Worldwide, where he led financial integration efforts for over ten acquisitions with deal values ranging from $25 million to $3 billion. He is a Certified Public Accountant.
Mr. Patel joined the Company in April 2019 as VP of Legal and most recently served as Senior Vice President, Head of Corporate Strategy, General Counsel and Corporate Secretary. In such role, Mr. Patel has built and led the Company’s legal function and acted as a trusted advisor and leader for the Company and the Board through several critical events, including its initial public offering, the Restatement process and several leadership transitions. Prior to joining the Company, Mr. Patel was an attorney at White & Case LLP, a position he started in May 2018 with a focus on technology transactions and mergers and acquisitions.
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
Risks Related to the Restatement, Internal Controls and Related Matters
•We and our directors and certain of our former officers have been named in lawsuits related to the circumstances that gave rise to the Restatement and may be named in further proceedings.
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
Risks Related to our Business and Industry
•The presence of various risks and uncertainties associated with the Company’s liquidity position may adversely affect its ability to sustain its operations.
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
Risks Related to the Investigation, Restatement, Internal Controls and Related Matters
We and certain of our current and former officers and directors have been named in stockholder class action lawsuits and derivative lawsuits related to the circumstances that gave rise to the Restatement and extended filing delay in filing our periodic reports with the SEC and may be named in further litigation, government investigations and proceedings, which could require significant additional management time and attention, has resulted and could result in significant additional legal expenses or result in government enforcement actions, any of which could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.
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
To date, we have incurred significant costs in connection with the Stockholder Lawsuits and other pending litigation. Any legal proceedings will likely involve significant defense and other costs and, if decided adversely to us or settled, could result in significant monetary damages, penalties and reputational harm. We have also agreed to contribute towards certain settlements related to the Stockholder Lawsuits, which remain subject to court approval. These cash outflows have negatively impacted, and will continue to negatively impact, our cash position, liquidity and profitability.
We have entered into indemnification agreements with each of our current and former directors, certain of our current and former officers and certain third parties, and our amended and restated certificate of incorporation requires us to indemnify each of our directors and officers, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us, and insurance coverage may not be available to us at a reasonable cost. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.
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
Since being contacted by the Staff of the SEC in March 2023, the Company has been cooperating with the Staff’s investigation into issues related to the Company’s key performance indicators and revenue recognition practices that led to the Restatement and related issues. We cannot predict the duration or outcome of the SEC Investigation or whether the SEC will bring an enforcement action against us.
We cannot predict or provide any assurance as to the timing, outcome or consequences of the SEC Investigation. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC Investigation. These cash outflows have, and will continue to, negatively impact our cash position and profitability. We cannot predict if the SEC will impose any penalty or fine and, if it does, the magnitude or timing of such penalty or fine; however, any penalty or fine would also negatively impact our cash position, profitability and liquidity.
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
In addition, although we have completed the Restatement, we could receive additional inquiries from the SEC or other regulatory authorities regarding our restated financial statements or matters relating thereto, and we could be subject to future claims, investigations or proceedings. Any future inquiries from regulatory authorities, or future claims or proceedings as a result of the Restatement or any related regulatory investigation, will, regardless of the outcome, consume a significant amount of our internal resources and result in additional legal and accounting costs.
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
On February 7, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) notifying the Company that Nasdaq had initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company’s failure to timely file all required periodic financial reports with the SEC. The Company presented a Compliance Plan (the “Compliance Plan”) at a March 23, 2023 hearing before a Nasdaq Hearings Panel (the “Panel”). As set forth in the Compliance Plan, the Company intended to regain compliance with its periodic filing obligations under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) by filing with the SEC, on or before August 4, 2023, (i) the 2022 Annual Report, (ii) its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022 and September 30, 2022 (together, the “Delinquent Quarterly Reports”) and (iii) the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “First Quarter 2023 Report”). On April 5, 2023, the Company received a decision from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Listing Rule on or before August 4, 2023.
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
Quotes in the OTC Expert Market are “Unsolicited Only.” This means broker-dealers may only use the OTC Expert Market to publish unsolicited quotes representing limit orders from retail and institutional investors who are not affiliates or insiders of the Company. Quotations in OTC Expert Market securities are restricted from public viewing. Only broker-dealers and professional or sophisticated investors are permitted to view quotations in OTC Expert Market securities. Because of these restrictions, there is a minimal public market for our securities, which negatively affects the value of our securities and may make it difficult or impossible for you to sell them. We cannot assure you that our common stock and warrants will be traded on the OTC Pink markets or the OTCQX or OTCQB markets, which generally offer greater liquidity than the OTC Expert Market, in the future.
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

We may not ever be able to satisfy the initial or continued listing requirements for our common stock to be listed on any stock exchange, including Nasdaq, which are often more widely-traded and liquid markets. Some, but not all, of the factors that may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; the SEC Investigation may remain ongoing; and we may fail to regain or maintain compliance with the relevant listing rules and requirements.
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
We have been, and could continue to be, the subject of negative publicity focusing on the Investigation and the Restatement and have been, and may continue to be, adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition.
We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2023. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the existence of material weaknesses, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A. “Controls and Procedures.” Our management has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2023 related to (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring activities. All of these material weaknesses existed as of December 31, 2022, and certain of these material weaknesses also existed as of December 31, 2021.
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
Risks Related to our Business and Industry
The presence of various risks and uncertainties associated with the Company’s liquidity position may adversely affect its ability to sustain its operations.
As of the date of this Form 10-K (the “Filing Date”), the presence of the following risks and uncertainties associated with the Company’s liquidity position may adversely affect its ability to sustain its operations:
•The continued incurrence of significant expenses related to legal and other professional services in connection with the SEC Investigation and the possibility that the SEC may levy civil penalties or fines against the Company;
•Potential expenditures associated with defending, negotiating or resolving the service provider demand described in Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements;”
•Unexpected expenditures related to the Stockholder Lawsuits in the event the agreed-to settlements are not approved by the respective courts, or otherwise;
•The incurrence of significant expenses related to other legal or regulatory proceedings, whether actual or threatened;
•The failure of the Company to achieve its revenue expectations, including as a result of:
◦Pricing compression for the Company’s SaaS products;
◦Market adoption of the DOOR application;
◦The success of the HelloTech business;
◦The impact of elevated interest rates on the Company’s potential customers, who may eliminate or delay expenditures for the products or services the Company offers; and
◦Market perception of the Company and its offerings;
•Costs of revenue and operating expenses exceeding the Company’s expectations;
•The Company’s failure to maintain the liquidity ratio required by the Loan Agreement with Customers Bank;
•The Company’s inability to fully leverage its prepaid inventory; or
•The catastrophic loss of inventory due to theft, natural disaster or otherwise.
Due to the risks and uncertainties described above, the Company continues to monitor its liquidity position. The Company recognizes the challenge of maintaining sufficient liquidity to sustain its operations and remain in compliance with the liquidity ratio required by the Loan Agreement. However, notwithstanding its liquidity position as of the Filing Date, and while it is difficult to predict its future liquidity requirements with certainty, the Company currently expects it will be able to generate sufficient liquidity to fund its operations over the 12 months beyond the Filing Date.
In response to the risks and uncertainties described above, the Company may attempt to secure additional outside capital. However, the Company has not sought any commitments of additional outside capital and can provide no assurance it will be able to secure any outside capital in the future at all, or on terms that are acceptable to the Company. Additionally, the Company’s securities are currently traded on the OTC Expert Market. Because of applicable restrictions, there is a minimal public market for the Company’s securities, and the Company’s ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. The Company also plans to continue to closely monitor its cash flow forecast and, if necessary, may implement certain incremental cost savings measures to preserve its liquidity beyond the 2022 RIFs and the July 2023 RIF. See Note 20. Restructuring, in Part II, Item 8. “Financial Statements.”
As of December 31, 2023 and 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $179.5 million and $75.5 million, respectively. Current financial information regarding the Company, including its results of operations and statement of cash flows, will not be available until we file our 2024 financial statements.
We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
We have experienced net losses in each year since inception, including a net loss of $107.5 million for the year ended December 31, 2023. We believe we will continue to incur operating losses and negative cash flow in the near term as we continue to invest significantly in our business, in particular to enhance and develop new Latch Platform features, services and products to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources to market, promote and sell our solutions and products and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for customer acquisition, technology infrastructure and services development. As noted above, we have also incurred significant costs in connection with the Stockholder Lawsuits and SEC Investigation.
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
Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. Both our business and the smart building technology industry are changing rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results, guidance or projections we provide to the marketplace do not meet previous guidance or projections or the expectations of securities analysts or investors, or we adjust such guidance or projections downward, the market price of our common stock will likely decline. We have experienced declines in our common stock since 2021. Fluctuations in our operating results and financial condition may occur due to a number of factors, including:
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
•the impact of the any economic disruption, such as those caused by disruptions in access to bank deposits or lending commitments due to bank failures, the Russian invasion of Ukraine, increasing interest rates, the implementation of tariffs on imports, inflationary pressures and the threat of a recession;
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
The reductions in force conducted in 2022 (the “2022 RIFs”) and the July 2023 RIF, and attrition following the restructurings, resulted in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operating results and financial condition. Additionally, we are subject to service-level agreements (“SLAs”) with certain customers, and we may be unable to comply with such agreements as a result of the restructuring, attrition or other factors.
We cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, strategic restructuring may be disruptive to our operations. For example, any workforce reduction could impair our ability to achieve our current or future business objectives and yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. We believe the organizational restructuring of our sales and marketing teams as part of the 2022 RIFs and the July 2023 RIF negatively impacted our revenue. Restructurings could also cause us to delay, limit, reduce or eliminate certain product development plans, each of which could have an adverse impact on our operating results and financial condition. Any workforce reduction could also harm our ability to attract and retain qualified management and other personnel who are critical to our business. Any failure to attract or retain qualified personnel could significantly delay or prevent the achievement of our development and strategic objectives.
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
If HelloTech technicians, or individuals impersonating technicians, engage in criminal activity, misconduct or inappropriate conduct or use our HelloTech platform as a conduit for criminal activity, customers may not consider our service offerings safe. Furthermore, if consumers or other customers engage in criminal activity or misconduct while using our HelloTech platform, technicians may be unwilling to use our platform.
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
The success of our HelloTech platform depends in part on our ability to cost-effectively attract and retain technicians who satisfy our screening criteria and procedures and to increase the use of our platform by existing technicians. Technicians have the ability to decline service orders or stop using our platform entirely at any time, and we do not have exclusivity provisions with technicians. Accordingly, if we do not continue to provide technicians with flexibility on our platform and compelling opportunities to earn income, we may fail to attract new technicians or retain existing technicians or increase their use of our platform, or we may experience complaints, negative publicity or work stoppages that could adversely affect our users and our business.
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
Our channel partners are third-party onsite product specialists that provide specific knowledge and expertise to assist in the sale and deployment of Latch products. We provide our channel partners with specific training and programs to assist them in selling our software, services and products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in selling and supporting our software, services and products. In the future, these partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners, or a decline in the number or size of orders from any of them, could harm our results of operations. In addition, any new channel partner requires training and may take several weeks or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our software, services or products to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling orders for our products or if we are unable to enter into arrangements with, retain and incentivize a sufficient number of high quality channel partners in each of the regions in which we sell products and services, our ability to sell our products and results of operations will be harmed.
We recently significantly reduced the number of channel partners to whom we directly sell our products, and we cannot guarantee that our existing channel partners can service our current and future customer base.
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
Customer turnover and reductions in the number of units for which a customer subscribes each could have a significant impact on our results of operations, as does the cost we incur to retain our customers and to encourage them to upgrade their services and increase the number of their units that use our software, services and products. Our turnover rate could increase if customers are not satisfied with our software, services and products, the value proposition of our services or our ability to meet their needs and expectations. The number of units contracted by a customer could also decrease due to factors beyond our control, including the failure or unwillingness of customers to pay for our software, services and products due to financial constraints or macroeconomic factors. If a significant number of customers terminate, reduce or fail to renew their software contracts, it could have a material adverse effect on our financial condition, cash flows or results of operations. Furthermore, we may be required to incur significantly higher marketing expenditures in order to increase the number of new customers or to upsell existing customers, which could harm our business and results of operations.
Our future success also depends in part on our ability to sell additional functionalities to our customers and to sell into our customers’ future projects. This may require a longer sales cycle and increasingly sophisticated and more costly sales efforts, technologies and tools. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add units and purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our prices, which could increase our customer turnover rate.
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
In connection with the James app, property management business or HelloTech platform, we may become subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers, pedestrians, residents, guests or other third-parties that are attributed to our operations or applications. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on the James app or technicians on our HelloTech platform or for harm related to the actions of drivers, technicians, riders or third parties, or the management and safety of the James app or HelloTech platform, including harm caused by criminal activity. We may be subject to personal injury claims whether or not such injury actually occurred as a result of activity on the James app or HelloTech platform or is attributable to our operations. We may incur expenses to settle personal injury claims. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers, residents, guests or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Insurance policies and programs are not available for all possible claims we may face, may not be economically feasible and may not provide any coverage or sufficient coverage to mitigate potential liability. We may have to pay high premiums or deductibles for coverage and, for certain situations or categories of claims, we may not be able to secure coverage at all.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations, such as the HDW Acquisition. At December 31, 2023, we had approximately $25.3 million of goodwill on our consolidated balance sheet. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, a decrease in our market capitalization, or negative industry or economic trends. Our impairment analysis was performed retrospectively as of December 31, 2023, leveraging inputs that were both known and knowable as of such date. While we did not identify any impairment of our goodwill as of December 31, 2023, we continue to monitor Company performance, along with the risks related to our business and industry, to evaluate if the carrying value of the Company exceeds its estimated fair value. We expect that some or all of the goodwill on our consolidated balance sheet could be impaired during the year ended December 31, 2024 due to various factors, including lower revenue projections based on current business performance, a reduced cash position resulting from financing our ongoing operations and a decline in the trading price of our common stock during 2024. Because we have not completed the accounting, or finalized our financial statements, for the year ended December 31, 2024, including the quarterly periods therein, we have not yet determined the amount of any additional goodwill on our balance sheet as of December 31, 2024 related to any other business combinations, such as the HelloTech Merger, or any related impairment.
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
As of December 31, 2023, we had approximately $18.2 million in federal net operating loss (“NOL”) carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $387.0 million in federal NOL carryforwards available to offset future taxable income that have an indefinite life. As of December 31, 2023, we had approximately $354.8 million in state NOL carryforwards available to offset future taxable income. Some of these state NOLs have an indefinite life and others are subject to different expiration rules.
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

A 1% U.S. federal excise tax could be imposed on us in connection with any redemptions we undertake.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities have traded on Nasdaq (and may in the future be listed on a stock exchange), we may be a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. If we were to conduct repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to this excise tax, which could increase our costs and adversely affect our operating results.
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
If we, or any of our solutions, were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes or required to redesign certain products, each of which could have a material adverse effect on our business and results of operations.
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
We launched our first smart building products in 2017. Since that time, we have launched a number of other offerings and may launch additional software, services and products in the future, such as expanding into new verticals or introducing new features or applications for residents. The software, services and products we launch in the future may not be well-received by our customers, may not help us to generate new customers, may adversely affect the attrition rate of existing customers, may increase our customer acquisition costs and may increase the costs to service our customers. Any profits we may generate from these or other new products, software or services may be lower than profits generated from our existing software, services and products and may not be sufficient for us to recoup our development or customer acquisition costs incurred. New software, services and products may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new software, services and products may require increased operational expenses or customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new software, services and products are not successful, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection, information security and the use of generative AI proposed and enacted in various jurisdictions. States throughout the United States are increasingly adopting or revising laws and regulations relating to the processing of personal data that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, our use of generative AI to enhance our operations, and some of our current or planned business activities. For example, California enacted the CCPA, which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Many additional states have passed similar laws, several of which have taken effect or will take effect in 2024 and 2025, and privacy bills are moving through the legislative process in a number of other states. We expect that some of these bills will be passed as laws, thereby further increasing our state privacy obligations.
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
We rely on a limited number of suppliers to manufacture and transport our products, including in some cases only a single supplier for some of our products and components. Our reliance on a limited number of manufacturers increases our risks, since we do not currently have alternative or replacement manufacturers. In the event of interruption of any of our manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, many of these manufacturers’ primary facilities are located in Asia. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location.
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
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, including those imposed against China by the Trump Administration in February 2025, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.
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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to determine and disclose whether our products contain “conflict minerals.” The rules require disclosure related to sourcing of certain minerals that are necessary to the functionality or production of products we manufacture or contract to be manufactured. Our products contain some of the specified minerals. As a result, we have incurred and may continue to incur additional expenses in connection with complying with the rules, including with respect to the due diligence that is required under the rules. In addition, compliance with the rules could adversely affect the sourcing, supply and pricing of materials used in our products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and we cannot be certain that we will be able to obtain necessary “conflict free” minerals from such suppliers in sufficient quantities or at competitive prices. We may not be able to sufficiently verify the origins of the relevant minerals used in certain components of our products through the due diligence procedures that we implement, which could harm our reputation.
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
Furthermore, if we cancel all or part of our inventory or component orders, we may be liable to our suppliers and manufacturers for the cost of the unused component orders or components purchased by our manufacturers. For instance, the Company materially reduced its demand plan in the second quarter of 2022, resulting in non-cancellable purchase commitments to certain manufacturers. During the year ended December 31, 2023, we accrued $0.6 million for non-cancellable inventory purchase commitments.
Net inventories not expected to be sold according to a one year forecasted sales projection are classified as other non-current assets on the Consolidated Balance Sheets. Inventory on hand that exceeds a three year forecasted sales projection is recorded as an excess and obsolete inventory reserve. This reserve is comprised of inventory greater than can be used to meet future needs (excess) or for which the product is outdated or otherwise not expected to be sold (obsolete).
Both the one year and three year sales forecasts were lower as of December 31, 2023 than as of December 31, 2022. The total excess and obsolete inventory reserve increased by $9.1 million as of December 31, 2023, $6.9 million of which was due to these lower forecasts and $2.2 million of which represents inventory the Company had determined had become obsolete during the period. The total excess and obsolete inventory reserve as of December 31, 2023 and December 31, 2022 was $12.9 million and $3.8 million, respectively. During the year ended December 31, 2022, the Company underwent significant leadership changes, both at the executive level and sales department level, which impacted the business and related sales projections. See Note 5. Inventories, Net, in Part II, Item 8. “Financial Statements.”
Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements, or we may be subject to higher costs in order to secure the necessary production capacity. Our inability to meet customer demand and delays in the delivery of our products to customers could result in reputational harm, damage customer relationships and have an adverse effect on our business, financial condition and operating results.
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
Our smart building technology is subject to varying state and local regulations, which are updated from time to time.
Our smart building technology is subject to certain state and local regulations, which are updated from time to time. For example, our software, services and products are subject to regulations relating to building and fire codes, public safety, access control systems and data privacy and security. The regulations to which we are subject may change, additional regulations may be imposed or existing regulations may be applied in a manner that creates special requirements for the implementation and operation of our software, services and products that may significantly impact or even eliminate some of our revenues or markets. In addition, we may incur material costs or liabilities in complying with any such regulations. Furthermore, some of our customers must comply with numerous laws and regulations, which may affect their willingness and ability to purchase our software, services and products. The modification of existing laws and regulations or interpretations thereof or the adoption of future laws and regulations could adversely affect our business, cause us to modify or alter our methods of operations and increase our costs and the price of our software, services and products. In addition, we cannot provide any assurance that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties or restrictions that could materially and adversely affect our business.
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

Insurance policies do not cover all of our operating risks, and a casualty loss beyond the limits of our coverage could negatively impact our business.
We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. While we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent, such insurance is not adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business, the SEC Investigation or the pending Stockholder Lawsuits, and we may not be able to maintain our current levels of insurance at economical prices. We may choose to self-insure certain liabilities either by bearing such liabilities fully or by selecting a higher deductible in exchange for reduced premiums. If a significant liability claim is brought against us that is not covered by insurance, or we incur numerous smaller claims that do not meet applicable deductibles, then we may have to pay such claims with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
During weak economic times, the pool of potential customers may decline as the prospects for multifamily apartment construction and renovation projects diminish, which may have a corresponding impact on our growth prospects. Increasing interest rates have significantly impacted the multifamily industry, particularly property owners or developers subject to variable rate loans. These property owners or developers may be unable to refinance loans at attractive rates, or at all, and may have to reduce their capital expenditures accordingly. In addition, there is a risk that a higher percentage of property developers will file for bankruptcy protection, which may harm our revenue, profitability and results of operations, and we may determine that the cost of pursuing any claim in bankruptcy outweighs the recovery potential of such claim.
Recent macroeconomic conditions have caused significant uncertainty and volatility in global markets, which has caused, and may continue to cause, consumer discretionary spending to decline. A prolonged economic slowdown and a material reduction in new multifamily apartment construction and renovation projects may result in diminished sales of our platforms and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.
We are dependent upon relationships with foreign-based manufacturers and service providers, which exposes us to complex regulatory regimes, logistical challenges and business risk.
Most of our manufacturing is outsourced to contract manufacturers in China and Taiwan. We also engage consultants and contractors internationally, including in Argentina, Romania and Spain, to supplement our permanent workforce. These foreign exposures result in additional factors that could interrupt our relationships, affect our ability to acquire the necessary products on acceptable terms, disrupt our operations or subject us to additional regulatory regimes and business risks, including:
•political, social and economic instability and the risk of war or other international incidents;
•fluctuations in foreign currency exchange rates that may increase our cost of products;
•imposition of duties, taxes, tariffs or other charges, embargoes or other restrictions on imports, including the 10% additional tariffs on imports from China that the Trump Administration announced in February 2025;
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

•potential loss of developed technology through piracy, misappropriation or more lenient laws regarding intellectual property protection;
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
From time to time, we may also have to resort to administrative and court proceedings to enforce our legal rights with foreign suppliers. However, it may be more difficult to evaluate and enforce the level of legal protection available to us in China and Taiwan, and the corresponding outcome of any administrative or court proceedings, as compared to in the United States.
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
As a result, included on our balance sheet as of December 31, 2023 contained elsewhere in this Form 10-K is a derivative liability related to embedded features contained within the Private Placement Warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations will fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.

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
In August 2021, we filed a registration statement on Form S-8 (the “S-8 Registration Statement”) with the SEC providing for the registration of shares of our common stock issued or reserved for issuance under the Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”). Subject to the satisfaction of vesting conditions, shares registered under S-8 Registration Statement are available for resale without restriction. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions, as we did in connection with the HDW Acquisition. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us, and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

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
In addition, the shares of our common stock issued under the 2021 Plan are, or will become, eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 under the Securities Act, as applicable. The number of shares reserved for future issuance under the 2021 Plan equals (i) 22,500,611 plus (ii) an annual increase for ten years on the first day of each calendar year beginning January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Board. Effective January 1, 2022, 2023, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376, 8,810,007 and 8,241,264 shares, respectively. The maximum number of shares of our common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan is equal to 120,329,359. We filed the S-8 Registration Statement to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. The S-8 Registration Statement automatically became effective upon filing on August 9, 2021, but we suspended use of the S-8 Registration Statement commencing with the Company’s filing of a Notification of Late Filing on Form 12b-25 on August 10, 2022 (the “Form 12b-25”). We expect to resume using the S-8 Registration Statement once we are current in our SEC filings, in which case shares registered under such registration statement will again be available for sale in the open market, subject to the limitations noted elsewhere in this Form 10-K.
Since the Company’s filing of the Form 12b-25 on August 10, 2022 through the date on which we become current in our SEC filings, (the “Suspension Period”), restricted stock units (“RSUs”) that vested have not been immediately settled, and accordingly, not all common stock underlying such vested RSUs will have been delivered to participants. Similarly, during the Suspension Period, the exercise of any stock options of the Company has also been suspended. Accordingly, at certain times in the future, a significant number of RSUs may be settled and the common stock underlying such RSUs will be delivered to the participants. For instance, in December 2024, we settled, and issued to participants, approximately 3.9 million shares of common stock in connection with vested RSUs. Additionally, participants may choose to exercise their stock options upon conclusion of the Suspension Period. As a result, a significant number of shares of common stock may become issued and outstanding at certain times in the future, which could cause the prevailing market price of our common stock to decline.

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
We may amend the terms of the warrants in a manner that may have an adverse effect on holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or curing, correcting or supplementing any defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the rights of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), specifically NIST 800-30 and NIST 800-37, as well as ISO 27005. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use these standards as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise information technology environment;
•a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity controls;
•cybersecurity awareness training of our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers and vendors that have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For more information regarding the possible impact of such an incident, see “—Risk Factors—If our security controls are breached, or unauthorized or inadvertent access to user information or other data or to control or view systems are otherwise obtained, our products, software or services may be perceived as insecure, our business may be harmed and we may incur significant liabilities.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to the Board regarding its activities.
Our cybersecurity team has over 30 years of combined cybersecurity experience and is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and incident response plan and supervises both our internal and any external cybersecurity personnel. Our cybersecurity team’s experience includes threat detection, risk assessment, incident response, security architecture, compliance with industry standards (e.g., NIST, SOC2), vulnerability management and security operations, among others.
Our cybersecurity team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, including external consultants, and alerts and reports produced by our active cybersecurity tools.

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
Throughout 2023, we were party to a lease for approximately 9,600 square feet of office and warehouse space in Denver that expired in November 2024. We ceased using the property in November 2023. Along with our U.S. facilities, we lease a small office space in Taipei, Taiwan, which lease expires in June 2025. From September 2024 to January 2025, we leased office space in Argentina. As a result of the HelloTech Merger, we are subject to a month-to-month office lease in Cebu City, Philippines.
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
Item 3. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2023, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since August 11, 2023, Latch’s common stock and warrants have been traded on the OTC Expert Market under the ticker symbols “LTCH” and “LTCHW,” respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
Prior to the transition to the OTC markets, beginning June 7, 2021, Latch common stock and warrants were listed and traded on Nasdaq. Before June 7, 2021 and the completion of the Business Combination with TSIA, the units, common stock and warrants of TSIA traded on Nasdaq under the ticker symbols “TSIAU,” “TSIA” and “TSIAW,” respectively.
Nasdaq Delisting
On February 7, 2023, the Company received the Staff Determination from the Nasdaq Staff notifying the Company that Nasdaq had initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company’s failure to timely file all required periodic financial reports with the SEC. The Company presented the Compliance Plan at a March 23, 2023 hearing before the Panel. As set forth in the Compliance Plan, the Company intended to regain compliance with the Listing Rule by filing with the SEC, on or before August 4, 2023, (i) the 2022 Annual Report, (ii) the Delinquent Quarterly Reports and (iii) the First Quarter 2023 Report. On April 5, 2023, the Company received a decision from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Listing Rule on or before August 4, 2023.
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
Holders
As of March 21, 2025, we had 164,825,277 shares of common stock outstanding held by approximately 425 record holders, excluding stockholders for whom shares are held in “nominee” or “street” name. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2023. See Note 15. Stock-Based Compensation, in Part II, Item 8. “Financial Statements” for additional information about our equity compensation plans.
As noted above, in connection with the Restatement, we suspended use of the S-8 Registration Statement on August 10, 2022. During the Suspension Period, we have not granted any RSUs and have not settled any RSUs upon vesting. However, in December 2023 and 2024, we settled certain RSUs for which participants faced year-end tax liability. We expect to resume granting and regularly settling vested RSUs pursuant to the S-8 Registration Statement once we are current in our SEC filings.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Latch, Inc. 2021 Incentive Award Plan	6,126,062	(1)	—	(2)	17,895,423	(3)
Equity Compensation Plans Not Approved by Security Holders:
Latchable, Inc. 2014 Stock Incentive Plan	500,402		$0.13		—	(4)
Latch, Inc. 2016 Stock Plan	12,363,395		$0.73		—	(5)
Total	18,989,859				17,895,423

(1)Represents RSUs granted to service providers, net of forfeitures and releases. Excludes cash-settled RSUs as described in Note 2. Summary of Significant Accounting Policies, and Note 15. Stock-Based Compensation, in Part II, Item 8. “Financial Statements.”
(2)The RSUs have no exercise price.
(3)The aggregate number of shares available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board. Effective January 1, 2022, 2023, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376, 8,810,007 and 8,241,264 shares, respectively.
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
Repurchase of Equity by the Company
None.
Recent Sales of Unregistered Equity Securities
In connection with the HDW Acquisition, the Company issued approximately 29.0 million shares of the Company’s common stock (valued at approximately $40.6 million as of the acquisition date) to HDW’s stockholders in transactions exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act. The Company and certain of HDW’s stockholders entered into the 2023 Registration Rights Agreement, pursuant to which the Company agreed to file a shelf registration statement registering the resale of the Registrable Securities. See Part I, Item 1. “Business—2023 Business Update.”
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
For a comparison of our financial condition and results of operations for the years ended December 31, 2022 and December 31, 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report.
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

Our key business metrics are as follows for the periods presented (in thousands):

	Year ended December 31,
	2023	2022	$ Change	% Change

GAAP Measures:
Software revenue	$17,775	$13,024	$4,751	36.5%
Total revenue	$44,961	$42,955	$2,006	4.7%
Net loss	$(107,540)	$(162,336)	$54,796	(33.8%)
Non-GAAP Measure:
Adjusted EBITDA	$(68,459)	$(118,573)	$50,114	(42.3%)
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Year ended December 31,
	2023	2022

Net loss	$(107,540)	$(162,336)
Depreciation and amortization	7,201	5,504
Interest (income) expense, net(1)	(2,309)	2,961
Provision for income taxes	30	89
Change in fair value of warrant liability	(230)	(9,558)
Change in fair value of trading securities	—	3,460
Restructuring costs(2)	5,812	8,573
Transaction-related costs(3)	1	468
Non-ordinary course legal fees and settlement reserves(4)	10,405	2,010
Stock-based compensation(5)	18,171	30,256
Adjusted EBITDA	$(68,459)	$(118,573)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss. Interest (income) expense, net includes interest expense associated with the significant financing component of $4.6 million and $5.1 million for the years ended December 31, 2023 and 2022, respectively.
(2)Reflects restructuring costs primarily associated with the July 2023 RIF for the year ended December 31, 2023 and resulting from the 2022 RIFs for the year ended December 31, 2022.
(3)Transaction costs related to the Business Combination.
(4)Non-ordinary course legal fees and settlement reserves incurred in connection with non-ordinary course litigation and disputes. For the year ended December 31, 2023, the amount includes (i) the Company’s $14.875 million share of the settlement amount related to the Merger Lawsuits, as defined and described in Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements,” offset by (ii) the $10.0 million contribution insurers provided to such settlement. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal and recurring operating expenses. See Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” These costs are included within general and administrative within the Consolidated Statements of Operations and Comprehensive Loss.
(5)See Note 15. Stock-Based Compensation, in Part II, Item 8. “Financial Statements.”
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

Interest income (expense), net is summarized as follows:

	Year ended December 31,
	2023	2022

Interest income	$8,099	$4,481
Interest expense	(5,790)	(7,442)
Interest income (expense), net	$2,309	$(2,961)
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
Comparison of years ended December 31, 2023 and December 31, 2022

	Year ended December 31,
(in thousands, except share and per share data)	2023	2022	$ Change	% Change

Revenue
Hardware	$19,739	$24,532	$(4,793)	(19.5)%
Software	17,775	13,024	4,751	36.5%
Installation services	7,447	5,399	2,048	37.9%
Total revenue	44,961	42,955	2,006	4.7%
Cost of revenue(1)
Hardware	24,074	39,533	(15,459)	(39.1)%
Software	2,023	1,561	462	29.6%
Installation services	6,539	5,785	754	13.0%
Total cost of revenue	32,636	46,879	(14,243)	(30.4)%
Operating expenses
Research and development	33,787	54,933	(21,146)	(38.5)%
Sales and marketing	15,394	45,589	(30,195)	(66.2)%
General and administrative	66,211	55,292	10,919	19.7%
Depreciation and amortization	7,201	5,504	1,697	30.8%
Total operating expenses	122,593	161,318	(38,725)	(24.0)%
Loss from operations	(110,268)	(165,242)	54,974	(33.3)%
Other income (expense), net
Change in fair value of warrant liability	230	9,558	(9,328)	(97.6)%
Change in fair value of trading securities	—	(3,460)	3,460	(100.0)%
Interest income (expense), net	2,309	(2,961)	5,270	(178.0)%
Other income (expense), net	219	(142)	361	(254.2)%
Total other income (expense), net	2,758	2,995	(237)	(7.9)%
Loss before income taxes	(107,510)	(162,247)	54,737	(33.7)%
Provision for income taxes	30	89	(59)	(66.3)%
Net loss	(107,540)	(162,336)	54,796	(33.8)%
Other comprehensive loss
Unrealized loss on available-for-sale securities	1,515	(787)	2,302	(292.5)%
Foreign currency translation adjustment	(7)	3	(10)	(333.3)%
Comprehensive loss	$(106,032)	$(163,120)	$57,088	(35.0)%
Net loss per common share:
Basic and diluted net loss per common share	$(0.68)	$(1.13)	$0.45	(39.8)%
Weighted average shares outstanding:
Basic and diluted	159,146,081	143,615,820

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $2.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by increases of $4.8 million in software revenue and $2.0 million in installation services revenue, partially offset by a $4.8 million decrease in hardware revenue. The decrease in hardware revenue was primarily driven by lower units delivered, including higher units returned, which negatively impacted net delivered units, partially offset by higher average selling prices. Increased software revenue reflects the continued growth in subscriptions as a result of the continued increases in cumulative delivered hardware units. Installation services revenue growth reflects continued expansion of the direct deployment program.
Cost of Revenue
Cost of revenue decreased by $14.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily a result of a $15.5 million decrease in hardware sales related costs, partially offset by a $0.8 million increase in cost of installation services revenue and a $0.5 million increase in software related expenses, which reflects the increased server costs associated with an expansion in licensed buildings. The decrease in hardware sales related costs was driven by (i) $9.5 million of fewer units delivered, net of units returned, (ii) an $8.8 million decrease in inventory purchase commitments liability, (iii) a $2.1 million decrease due to a reduction in the size of the supply-chain team and (iv) a $0.3 million smaller adjustment in the cost of inventory to net realizable value. The decrease was offset by a $5.7 million increase of expense for excess and obsolete reserves.
Research and Development Expenses
Research and development expenses decreased by $21.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to: (i) $18.8 million decrease in personnel-related expenses, comprised of $11.9 million of decreased compensation expense and $6.9 million of decreased stock-based compensation expense due to the impact of the 2022 RIFs and the July 2023 RIF; (ii) $0.9 million decrease in professional fees related to outsourced brand and website refresh initiatives; (iii) $0.4 million decrease in travel expenses and (iv) $1.1 million decrease in other research and development expenses. These decreases were partially offset by a $0.6 million increase in restructuring costs.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $30.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to: (i) $19.3 million decrease in personnel-related expenses, comprised of $15.1 million of decreased compensation expense and $4.2 million of decreased stock-based compensation expense due to the impact of the 2022 RIFs and the July 2023 RIF; (ii) $3.6 million decrease in paid marketing expense; (iii) $3.5 million decrease in restructuring costs due to the magnitude of the 2022 RIFs as compared to the July 2023 RIF; (iv) $0.7 million decrease in professional and consulting fees; (v) $1.0 million decrease in software license expense due to decreased headcount and (vi) $1.1 million decrease in travel expenses.
General and Administrative Expenses
General and administrative expenses increased by $10.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to (i) a $7.3 million increase in legal fees, including a $4.9 million increase in settlement reserves; (ii) an increase of $5.8 million in professional fees related to the Investigation and Restatement; (iii) $3.8 million in higher professional fees related to outsourced management; and (iv) an increase of $2.7 million in audit fees. These increases were partially offset by a (i) $2.2 million decrease in compensation expense; (ii) $0.4 million decrease in stock-based compensation expense, comprised of a $7.2 million decrease related to the 2022 RIFs and the July 2023 RIF, mostly offset by a $6.8 million increase related to stock-based compensation expense in connection with the HDW Acquisition; (iii) $2.2 million decrease in insurance expenses; (iv) $2.1 million decrease in bad debt expense related to software; (v) $0.4 million decrease in recruiting expense as a result of certain key hires in 2022; (vi) $1.3 million decrease in IT and software licenses expenses and (vii) $0.2 million decrease in impairment of long-lived assets.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $1.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to the increased amortization of capitalized internally-developed software.

Total Other Income (Expense), Net
Total other income (expense), net decreased by $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a smaller decrease in the price of our common stock during the year ended December 31, 2023 compared to the year ended December 31, 2022, which resulted in a $9.3 million unfavorable change in the fair value of the private placement warrants liability. The decrease was partially offset by (i) a $5.3 million increase in interest income related to higher interest rates; (ii) a $3.5 million favorable variance in the change in fair value of trading securities driven by the Company ceasing to own any trading securities as of December 31, 2022 and (iii) a $0.3 million favorable change in other miscellaneous income and expense.
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
As of December 31, 2023 and 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $179.5 million and $75.5 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in the balance of available-for-sale securities of $84.9 million on the Company’s Consolidated Balance Sheets as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 is $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end. See Note 2. Summary of Significant Accounting Policies - Cash and Cash Equivalents, and Note 9. Accrued Expenses, in Part II, Item 8. “Financial Statements.”
Historically, our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from our contract manufacturers. To better align staffing and expense levels with sales volumes and the macroeconomic environment and create operating efficiencies, we incurred $8.6 million in restructuring costs during the year ended December 31, 2022 resulting from the 2022 RIFs (excluding the impact of stock-based compensation). In 2023, we conducted the July 2023 RIF in order to further streamline our business operations, reduce costs and complexities in the business and create additional operating efficiencies. In connection with the July 2023 RIF, we incurred $5.8 million in restructuring costs (excluding the impact of stock-based compensation).
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
Near-Term Liquidity Position
As of the date of this Form 10-K (the “Filing Date”), the presence of the following risks and uncertainties associated with the Company’s liquidity position may adversely affect its ability to sustain its operations:
•The continued incurrence of significant expenses related to legal and other professional services in connection with the SEC Investigation and the possibility that the SEC may levy civil penalties or fines against the Company;
•Potential expenditures associated with defending, negotiating or resolving the service provider demand described in Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements;”
•Unexpected expenditures related to the Stockholder Lawsuits in the event the agreed-to settlements are not approved by the respective courts, or otherwise;
•The incurrence of significant expenses related to other legal or regulatory proceedings, whether actual or threatened;
•The failure of the Company to achieve its revenue expectations, including as a result of:
◦Pricing compression for the Company’s SaaS products;
◦Market adoption of the DOOR application;
◦The success of the HelloTech business;
◦The impact of elevated interest rates on the Company’s potential customers, who may eliminate or delay expenditures for the products or services the Company offers; and
◦Market perception of the Company and its offerings;
•Costs of revenue and operating expenses exceeding the Company’s expectations;
•The Company’s failure to maintain the liquidity ratio required by the Loan Agreement with Customers Bank;
•The Company’s inability to fully leverage its prepaid inventory; or
•The catastrophic loss of inventory due to theft, natural disaster or otherwise.
Due to the risks and uncertainties described above, the Company continues to monitor its liquidity position. The Company recognizes the challenge of maintaining sufficient liquidity to sustain its operations and remain in compliance with the liquidity ratio required by the Loan Agreement. However, notwithstanding its liquidity position as of the Filing Date, and while it is difficult to predict its future liquidity requirements with certainty, the Company currently expects it will be able to generate sufficient liquidity to fund its operations over the 12 months beyond the Filing Date.
In response to the risks and uncertainties described above, the Company may attempt to secure additional outside capital. However, the Company has not sought any commitments of additional outside capital and can provide no assurance it will be able to secure any outside capital in the future at all, or on terms that are acceptable to the Company. Additionally, the Company’s securities are currently traded on the OTC Expert Market. Because of applicable restrictions, there is a minimal public market for the Company’s securities, and the Company’s ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. The Company also plans to continue to closely monitor its cash flow forecast and, if necessary, may implement certain incremental cost savings measures to preserve its liquidity beyond the 2022 RIFs and the July 2023 RIF. See Note 20. Restructuring, in Part II, Item 8. “Financial Statements.”
As of December 31, 2023 and 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $179.5 million and $75.5 million, respectively. Current financial information regarding the Company, including its results of operations and statement of cash flows, will not be available until we file our 2024 financial statements.

Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 10. Leases, Note 11. Debt, and Note 12. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.”
Indebtedness
Revolving Credit Facility
On July 1, 2021, the Company executed a new revolving credit facility replacing the matured facility described in Note 11. Debt, in Part II, Item 8. “Financial Statements.” The revolving credit facility, which was subsequently amended in May 2022, had a credit limit of $6.0 million with no stated maturity date. Installment plan agreements were executed for each financing request, which included the interest rate. The revolving credit facility had no financial or other covenants. As of December 31, 2023, no amount was outstanding under the revolving credit facility, which the Company cancelled in January 2023.
Promissory Notes
As discussed above, in July 2023 in connection with the HDW Acquisition, the Company issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of Promissory Notes. The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. As of December 31, 2023, the Company concluded that it was virtually certain the Promissory Notes would become payable within the upcoming 12 months due to the Company’s then-anticipated delisting from Nasdaq, which was an event of default with respect to the Promissory Notes. Consequently, the Company reclassified the debt obligation as current as of December 31, 2023, despite the event of default not yet occurring. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
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
Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
	2023	2022

Net cash used in operating activities	$(65,586)	$(135,239)
Net cash provided by investing activities	50,479	126,356
Net cash used in financing activities	—	(6,039)
Effect of exchange rates on cash	(46)	(32)
Net change in cash and cash equivalents	$(15,153)	$(14,954)
Cash flows for the year ended December 31, 2023 compared to December 31, 2022
Operating Activities. Net cash used in operating activities in 2023 decreased by $69.7 million compared to 2022. This resulted primarily from a decrease in net loss of $54.8 million, a decrease in inventories, net of $36.3 million, a net increase in accrued expenses and accounts payable of $25.4 million, a reduction in the change in the fair value of warrant liability and trading securities of $5.9 million and an increase in depreciation and amortization of $1.7 million. These sources of cash were partially offset by an increase in prepaid expense and other current assets of $19.7 million, a decrease in deferred revenue of $13.8 million, a decrease in stock-based compensation expense of $12.1 million, a decrease in non-cash interest expense of $4.8 million, and a decrease in the provision for doubtful accounts of $2.2 million.
Investing Activities. Net cash provided by investing activities in 2023 decreased by $75.9 million compared to 2022, primarily due to an increase in purchases of available-for-sale securities of $47.0 million and a decrease in the proceeds from sales and maturities of available-for-sale securities of $42.4 million. These uses of cash were partially offset by $8.1 million cash received, net of cash paid, in connection with the HDW Acquisition, $3.3 million in lower capitalization of internally developed software costs and a decrease of $1.9 million in purchases of property and equipment.
Financing Activities. The Company did not conduct any financing activities in the year ended December 31, 2023. In the year ended December 31, 2022, net cash used in financing activities primarily consisted of (i) the net repayment of $3.4 million of our revolving credit facility and (ii) payments of $3.4 million for tax withholding on net settlement of equity awards. These uses of cash were partially offset by $0.7 million in proceeds from the issuance of common stock.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2023 or 2022 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Estimates
Our consolidated financial statements, which include estimates, have been prepared in accordance with GAAP. Our critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial condition or results of operations. In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements. A summary of each of these critical accounting estimates follows.
Stock-Based Compensation
We record stock-based compensation expense related to stock options based upon the award’s grant date fair value. We estimate the fair value of stock options using the Black-Scholes-Merton option-pricing model, which requires us to estimate the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options.
The expected term of stock options represents the period of time the stock options are expected to be outstanding based on the “simplified method.” Under the “simplified method,” the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options.
Since we have minimal trading history of our common stock, the expected stock price volatility was derived from the average historical stock volatility of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the awards.
The assumptions used in calculating the fair values of stock option grants represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. If material changes in these assumptions occur, they could have a material impact on our stock-based compensation expense.
Inventory Valuation
We regularly monitor inventory quantities on hand and in transit and reserve for excess and obsolete inventories using estimates based on historical and projected sales trends, specific categories of inventory and age of inventory. If actual conditions or product demands are less favorable than our assumptions, additional inventory reserves may be required.
Net inventories not expected to be sold according to a one year forecasted sales projection are classified as other non-current assets on the Consolidated Balance Sheets. Inventory on hand that exceeds a three year forecasted sales projection is recorded as an excess and obsolete inventory reserve. This reserve is comprised of inventory greater than can be used to meet future needs (excess) or for which the product is outdated or otherwise not expected to be sold (obsolete).
Both the one year and three year sales forecasts were lower as of December 31, 2023 than at December 31, 2022. The total excess and obsolete inventory reserve increased by $9.1 million as of December 31, 2023, $6.9 million of which was due to these lower forecasts and $2.2 million of which represents inventory the Company had determined had become obsolete during the period.
We also review our inventory to ensure that its carrying value does not exceed its net realizable value (“NRV”), with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal and transportation. Each of these estimates requires management to make subjective and complex judgments. When our expectations indicate that the carrying value of inventory exceeds its NRV, we estimate the amount by which carrying value exceeds NRV and record additional cost of revenue for the difference. Should our estimates used in these calculations, such as sales forecasts, estimated selling prices or disposal costs, change, additional write-downs may occur.
Goodwill and Intangible Asset Impairments
The HDW Acquisition resulted in our recording of intangible assets, which primarily consist of developed technologies, trade names and goodwill. Key assumptions used in the valuation of these intangible assets include revenue growth rates, expectations of profitability and discount rates. We allocated the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2023, we recorded $25.3 million of goodwill and $4.8 million of other intangible assets on the Consolidated Balance Sheets.

We test goodwill and indefinite-lived intangible assets for impairment annually, as of December 31 of each year, or more frequently if indicators arise. The Company operates as a single reporting unit, and, therefore, goodwill is assessed for impairment at this level.
Management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. If the events or circumstances indicate that the remaining balance may be impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset or goodwill and the fair value of such asset.
Determining the Fair Value
Per ASC 350, Intangibles – Goodwill and Other, the fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are typically the best evidence of fair value and shall be used as the basis for the measurement, if available.
We utilize third-party valuation specialists to assist us in the determination of the most appropriate evaluation techniques and perform the calculation of fair value of the reporting unit in accordance with ASC 820, Fair Value Measurement (“ASC 820”). The valuation methodologies applied consider both entity-specific and observable market information under the fair value hierarchy in ASC 820, and changes in, or additions to, available information may affect the assumptions we use in estimating fair value. Our analysis was based upon both the income approach and the market approach, equally weighted. These approaches required significant assumptions, including: expected future revenue growth rates, profit margins, discount rate, terminal growth rate, the selection of guideline public companies and selected guideline public company revenue multiples. We performed the analysis retrospectively as of December 31, 2023, leveraging inputs that were both known and knowable as of such date.
In conducting our annual impairment test of goodwill as of December 31, 2023, we elected to perform a quantitative assessment without first considering qualitative factors. After adjusting for the Company’s cash and debt on the Consolidated Balance Sheets as of December 31, 2023, the Company determined its estimated fair value to be $204.0 million, which exceeded the carrying value of $169.1 million by $34.9 million, or 20.6%. Because the estimated fair value exceeded the carrying value, no impairment was recorded as of December 31, 2023.
We performed a reconciliation of our market capitalization to our implied total equity value and determined that the Company’s market capitalization as of December 31, 2023 was $118.1 million, which is approximately 73% less than the estimated fair value of $204.0 million. The company attributes this significant difference to various factors, including low trading volume, stock price volatility, net cash position as of the measurement date and the lack of information available to the public due to the Company’s non-current filing status.
Sensitivity Analysis
The fair value analysis requires significant assumptions, as noted above. We believe the assumptions and estimates made are reasonable and appropriate. Different assumptions and estimates, however, could materially impact our reported financial results. For instance, different assumptions regarding the Company’s anticipated performance could result in an impairment charge, which would decrease operating income and result in lower asset values on our Consolidated Balance Sheet. We performed a sensitivity analysis on the impairment test described above by applying two separate adjustments while holding all other assumptions constant. First, we reduced the selected terminal growth rate in the discounted cash flow analysis from 3% to 2%. Second, we reduced the selected guideline public company multiples from 0.40x next fiscal year (“NFY”) revenue and 0.30x NFY+1 revenue to 0.30x and 0.20x, respectively. The sensitivity analysis, while not predictive in nature, indicated a fair value of $192.5 million, exceeding the carrying value by $23.4 million, or 14%, confirming no goodwill impairment as of December 31, 2023.
Potential Future Impairment Risk
Our impairment analysis was performed retrospectively as of December 31, 2023, leveraging inputs that were both known and knowable as of such date. While we did not identify any impairment of our goodwill as of December 31, 2023, we continue to monitor Company performance, along with the risks related to our business and industry, to evaluate if the carrying value of the Company exceeds its estimated fair value. We expect that some or all of the goodwill on our consolidated balance sheet could be impaired during the year ended December 31, 2024 due to various factors, including lower revenue projections based on current business performance, a reduced cash position resulting from financing our ongoing operations and a decline in the trading price of our common stock during 2024. Because we have not completed the accounting, or finalized our financial statements, for the year ended December 31, 2024, including the quarterly periods therein, we have not yet determined the amount of any additional goodwill on our balance sheet as of December 31, 2024 related to any other business combinations, such as the HelloTech Merger, or any related impairment.
Business Combinations
We account for business combinations using the acquisition method of accounting, in which the purchase price is allocated to the assets acquired and liabilities assumed and recorded at their estimated fair values at the date of acquisition. Management is required to make significant assumptions and estimates in determining the fair value of the assets acquired, particularly the intangible assets. Purchased intangible assets are primarily comprised of acquired trade names and customer relationships that are recorded at fair value at the date of acquisition. We utilize third-party valuation specialists to assist us in the determination of the fair value of the intangibles. The fair value of acquired trade names is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about projected revenue growth rates, royalty rates and discount rates. The fair value of customer relationships is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about projected revenue growth rates, customer attrition rates, profit margins and discount rates. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Determining the useful lives of intangible assets also requires management to make various assumptions and is inherently uncertain. There is a measurement period of up to one year in which to finalize the fair value determinations, and preliminary fair value estimates may be revised if new information is obtained during this period.
Litigation
Latch is subject to various legal proceedings, investigations and claims. Latch routinely assesses the likelihood of any adverse judgments or outcomes of these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. The analysis, which involves the advice of counsel, includes consideration of various factors such as the amount and timing of any potential exposure, interpretations of applicable laws, regulations or contractual terms, the likelihood or status of proceedings, the merits of the arguments, negotiations or discussions with the applicable counterparties and results of similar fact patterns experienced by the Company or third parties. Accruals are subject to change based upon changes in the above factors. The accrued expenses on the Consolidated Balance Sheets as of December 31, 2023 associated with the Stockholder Lawsuits are based upon settlement amounts agreed to between the applicable parties that remain subject to court approval. However, in the event court approval does not occur, the expense amounts are subject to change.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Latch, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Latch, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Revenue recognized for hardware sold through channel partners, and the related accounts receivable, hardware inventory and cost of revenue, allowance for doubtful accounts and the reserves for returns — Refer to Note 2 and Note 5 to the financial statements
Critical Audit Matter Description
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

The Company recognizes an accounts receivable allowance based on estimates of expected credit losses. Accounts receivable are stated net of allowance for doubtful accounts and reserve for returns.
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
•We selected a sample of hardware revenue transactions sold through channel partners and wholesalers. For each selection, we obtained evidence that a contract existed and control had transferred to the customer, which included purchase orders, invoices, bills of lading, packing slips and cash receipts. We also reconciled the discount recorded by management to the discount on the invoice.
•We selected a sample of hardware revenue transactions subsequent to year-end and obtained evidence that a contract existed, control had transferred to the customer and revenue was appropriately recognized subsequent to year-end, which included purchase orders, invoices, bills of lading, packing slips and cash receipts.
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
Internally-developed software, net, and the related depreciation and amortization — Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company capitalizes certain development costs incurred in connection with its internally-developed software, including specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. These capitalized costs primarily pertain to software that is hosted by the Company and the firmware in the Company’s devices. Costs incurred in the preliminary stages of development are expensed as incurred.
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
We identified internally-developed software, net, and the related depreciation and amortization as a critical audit matter because of the judgments necessary for management (i) to begin amortizing software-in-development upon completion of all substantial testing and (ii) to expense software-in-development when the Company determines the planned feature is discontinued. The audit procedures to evaluate whether management began amortizing software-in-development upon completion of all substantial testing and expensed software-in-development when planned features were discontinued involved an increased extent of audit effort.

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
Software revenue and deferred revenue — Refer to Note 2 to the financial statements
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly.
The Company recognizes software revenue ratably over the subscription period beginning when or as control of the promised services is transferred to the customer. The Company records contract liabilities as deferred revenue when it bills customers in advance of the performance obligations being satisfied.
We identified software revenue and deferred revenue as a critical audit matter because the audit procedures to determine when control of the promised services was transferred to its customers involved an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating when control of the promised services was transferred to the customer included selecting a sample of software revenue transactions and performing the following procedures, among others:
•We obtained the software contract and determined that it was executed.
•We obtained evidence from the Company’s operating software indicating the date that the property was added and the date the property administrator was added.
•We compared the date when control of the promised services was transferred to the date the Company began amortizing deferred software revenue and recognizing software revenue.
Acquisition of Honest Day’s Work — Refer to Notes 1, 2, 15 and 19 to the financial statements
On July 3, 2023 the Company completed its acquisition of Honest Day’s Work, Inc. (“HDW”). The total consideration transferred included cash, issuance of the Company’s common stock, and unsecured promissory notes. The HDW acquisition qualified as a business combination and the Company was determined to be the acquirer. Accordingly, total consideration was first allocated to the fair value of assets acquired as of the date of acquisition, with the excess being recorded as goodwill.
We identified the acquisition as a critical audit matter due to the significant judgment required in (a) accounting for the transaction, including the issuance of common stock, and (b) evaluating the forecasted revenues and discount rate used in estimating fair value of the developed technology intangible asset and resulting goodwill. This required a high degree of auditor judgment and increased extent of audit effort, including the involvement of professionals in our firm having expertise in accounting for business combinations and share based compensation and fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to accounting for the acquisition and the forecasted revenues and discount rate used in estimating fair value of the developed technology intangible asset and resulting goodwill included the following, among others:

•With the assistance of professionals in our firm having expertise in accounting for business combinations and share based compensation, we evaluated the appropriateness of the Company’s accounting for the business combination and share based compensation.
•We evaluated the reasonableness of forecasted revenues by comparing assumptions to external market sources.
•We assessed the knowledge, skills, abilities, and objectivity of management’s valuation specialist.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the discount rate and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
Goodwill Impairment — Refer to Note 2 to the financial statements
Goodwill is assessed for impairment annually, or more frequently if indicators arise. It was determined the Company operates as a single reporting unit. The Company's evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses a combination of the income and market approaches to develop an estimate of the reporting unit fair value. These approaches required significant assumptions, including (i) expected future revenue growth rates, (ii) profit margins, (iii) discount rate, (iv) terminal growth rate, (v) the selected guideline public companies and (vi) selected guideline public company revenue multiples. The fair value of the reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for the single reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to (i) expected future revenue growth rates, (ii) profit margins, (iii) the selected discount rate, (iv) the terminal growth rate, (v) the selected guideline public companies, and (vi) the selected guideline public company revenue multiples.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the selection of valuation methodologies and management's estimates and assumptions related to (i) expected future revenue growth rates, (ii) profit margins, (iii) selected discount rate, (iv) terminal growth rate, (v) the selected guideline public companies and (vi) the selected guideline public company revenue multiples to estimate the fair value of the reporting unit included the following, among others:
•With the assistance of our fair value specialists, we:
◦Evaluated the reasonableness of the valuation methodologies, the discount rate and the terminal growth rate, including testing the underlying source information and mathematical accuracy of the calculations and developing a range of independent estimates, and comparing those to assumptions selected by management.
◦Evaluated the selection of guideline public companies and guideline public company revenue multiples by developing an independent analysis of the guideline public companies and the guideline public company revenue multiples.
◦Evaluated the reconciliation of the fair value of the reporting unit to the market capitalization of the Company.
•We inquired of senior executives of the Company and inspected internal communications to corroborate strategic plans for growth that were known and knowable near the measurement date.
•We evaluated the reasonableness of management's expected future revenue growth rates and profit margins by comparing the assumptions to historical results and certain peer companies.
/s/ Deloitte & Touche LLP
New York, New York
March 26, 2025
We have served as the Company’s auditor since 2020.

Latch, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents(1)	$94,675	$109,828
Available-for-sale securities, current	84,861	120,233
Accounts receivable, net	6,001	7,026
Inventories, current	16,559	29,435
Prepaid expenses and other current assets	34,757	12,333
Total current assets	236,853	278,855
Available-for-sale securities, non-current	—	4,836
Property and equipment, net	1,465	2,466
Internally-developed software, net	9,757	13,753
Inventories, non-current	10,143	13,595
Goodwill	25,322	—
Intangible assets, net	4,791	133
Other non-current assets	6,101	3,024
Total assets	$294,432	$316,662
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,642	$6,005
Notes payable	22,000	—
Accrued expenses(1)	54,966	25,645
Deferred revenue, current	10,837	10,686
Other current liabilities	2,893	1,926
Total current liabilities	94,338	44,262
Deferred revenue, non-current	28,742	31,239
Warrant liability	—	230
Other non-current liabilities	2,215	176
Total liabilities	125,295	75,907
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 175,462,145 and 144,609,513 shares issued and outstanding as of December 31, 2023 and 2022, respectively(2)	19	16
Additional paid-in capital	770,196	735,785
Accumulated other comprehensive income (loss)	48	(1,460)
Accumulated deficit	(601,126)	(493,586)
Total stockholders’ equity	169,137	240,755
Total liabilities and stockholders’ equity	$294,432	$316,662

(1)Amount presented as of December 31, 2023 includes $19.3 million of cash required for a purchase of securities executed during the year ended December 31, 2023 but that was not deducted from the Company’s accounts until January 2024. See Note 2. Summary of Significant Accounting Policies - Cash and Cash Equivalents, and Note 9. Accrued Expenses.
(2)Shares issued and outstanding as of December 31, 2023 and December 31, 2022 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business - Business Combination.

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021

Revenue
Hardware	$19,739	$24,532	$18,262
Software	17,775	13,024	7,402
Installation services	7,447	5,399	1,949
Total revenue	44,961	42,955	27,613
Cost of revenue(1)
Hardware	24,074	39,533	28,215
Software	2,023	1,561	753
Installation services	6,539	5,785	3,685
Total cost of revenue	32,636	46,879	32,653
Operating expenses
Research and development	33,787	54,933	46,194
Sales and marketing	15,394	45,589	34,363
General and administrative	66,211	55,292	60,797
Depreciation and amortization	7,201	5,504	3,093
Total operating expenses	122,593	161,318	144,447
Loss from operations	(110,268)	(165,242)	(149,487)
Other income (expense), net
Change in fair value of derivative liabilities	—	—	(12,512)
Change in fair value of warrant liability	230	9,558	4,085
Change in fair value of trading securities	—	(3,460)	50
Loss on extinguishment of debt	—	—	(1,469)
Interest income (expense), net	2,309	(2,961)	(7,761)
Other income (expense), net	219	(142)	1
Total other income (expense), net	2,758	2,995	(17,606)
Loss before income taxes	(107,510)	(162,247)	(167,093)
Provision for income taxes	30	89	53
Net loss	$(107,540)	$(162,336)	$(167,146)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	1,515	(787)	(677)
Foreign currency translation adjustment	(7)	3	(8)
Comprehensive loss	$(106,032)	$(163,120)	$(167,831)
Net loss per common share:
Basic and diluted net loss per common share	$(0.68)	$(1.13)	$(1.93)
Weighted average shares outstanding:
Basic and diluted	159,146,081	143,615,820	86,473,291

(1)Exclusive of depreciation and amortization shown in operating expenses.

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

January 1, 2021	63,756	$160,605	8,169	$—	$8,127	$9	$(164,066)	$(155,930)
Exercises of common stock options	—	—	6,310	—	3,271	—	—	3,271
Issuance of common stock upon settlement of restricted stock units	—	—	251	—	—	—	—	—
Tax withholdings on settlement of equity awards	—	—	(69)	—	(1,779)	—	—	(1,779)
Conversion of Convertible Notes	—	—	6,925	—	69,252	—	—	69,252
Conversion of Legacy Latch warrants	—	—	233	—	2,143	—	—	2,143
Conversion of redeemable convertible preferred stock to common shares	(63,756)	(160,605)	63,756	1	160,604	—	—	160,605
Reverse capitalization, net of transaction costs	—	—	56,011	14	434,544	—	—	434,558
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	—	—	29,703	—	—	29,703
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	—	—	(167,146)	(167,146)
December 31, 2021	—	—	141,586	15	705,865	(676)	(331,212)	373,992
Cumulative effect of adopting ASC 2016-13	—	—	—	—	—	—	(38)	(38)
Exercises of common stock options	—	—	1,052	—	722	—	—	722
Issuance of common stock upon settlement of restricted stock units	—	—	3,029	1	—	—	—	1
Tax withholdings on settlement of equity awards	—	—	(1,057)	—	(3,393)	—	—	(3,393)
Transaction costs related to reverse capitalization	—	—	—	—	(25)	—	—	(25)
Foreign currency translation adjustment	—	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	32,616	—	—	32,616
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(787)	—	(787)
Net loss	—	—	—	—	—	—	(162,336)	(162,336)
December 31, 2022	—	—	144,610	16	735,785	(1,460)	(493,586)	240,755
Issuance of common stock upon settlement of restricted stock units	—	—	2,501	—	—	—	—	—
Tax withholdings on settlement of equity awards	—	—	(659)	—	—	—	—	—
Issuance of common stock related to HDW Acquisition	—	—	29,010	3	15,624	—	—	15,627
Foreign translation adjustment	—	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	—	18,787	—	—	18,787
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	1,515	—	1,515
Net loss	—	—	—	—	—	—	(107,540)	(107,540)
December 31, 2023	—	—	175,462	$19	$770,196	$48	$(601,126)	$169,137

(1)Shares issued and outstanding as of December 31, 2023 and December 31, 2022 exclude 738,000 shares subject to vesting requirements. See Note 1. Description of Business - Business Combination.
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021

Operating activities
Net loss	$(107,540)	$(162,336)	$(167,146)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,201	5,504	3,093
Non-cash interest (income) expense	(2,514)	2,289	4,494
Change in fair value of derivatives	—	—	12,512
Change in fair value of warrant liability	(230)	(9,558)	(4,085)
Change in fair value of trading securities	—	3,460	(50)
Realized gains/losses on available-for-sale securities	—	47	—
Impairment loss on long-lived assets	697	921	—
Loss on extinguishment of debt	—	—	1,469
Provision for doubtful accounts, net of recoveries	(927)	1,296	1,080
Provision for credit losses on contract assets	134	—	—
Stock-based compensation expense	18,171	30,256	29,055
Changes in assets and liabilities
Accounts receivable	1,952	3,566	(11,352)
Inventories, net	16,328	(19,955)	(10,480)
Prepaid expenses and other current assets	(22,553)	(2,877)	(3,435)
Other non-current assets	(3,075)	(1,585)	(625)
Accounts payable	(2,363)	(506)	2,774
Accrued expenses	29,074	1,831	17,915
Other current liabilities	366	772	1,159
Other non-current liabilities	2,039	179	599
Deferred revenue	(2,346)	11,457	16,501
Net cash used in operating activities	(65,586)	(135,239)	(106,522)
Investing activities
Purchase of available-for-sale securities	(127,179)	(80,176)	(269,237)
Proceeds from sales and maturities of available-for-sale securities	171,416	213,795	4,644
HDW Acquisition, net	8,085	—	—
Purchases of trading securities	—	(250)	(4,250)
Purchase of property and equipment	(327)	(2,239)	(1,541)
Capitalized internally-developed software	(1,516)	(4,774)	(5,929)
Purchase of intangible assets	—	—	(700)
Net cash provided by (used in) investing activities	50,479	126,356	(277,013)
Financing activities
Proceeds from Business Combination and private offering, net of issuance costs	—	—	447,921
Repayment of term loan	—	—	(5,000)
Proceeds from issuance of common stock	—	724	3,271
Payments for tax withholding on net settlement of equity awards	—	(3,394)	(1,766)
Proceeds from revolving credit facility	—	1,345	7,934
Repayment of revolving credit facility	—	(4,714)	(4,566)
Net cash provided by (used in) financing activities	—	(6,039)	447,794
Effect of exchange rates on cash	(46)	(32)	(6)
Net change in cash and cash equivalents	(15,153)	(14,954)	64,253
Cash and cash equivalents
Beginning of year	109,828	124,782	60,529
End of year	$94,675	$109,828	$124,782
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$32	$38	$348
Income taxes	$11	$66	$70

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$616	$2,360	$648
Net assets acquired	$4,221	$—	$—
Promissory note issued as part of HDW Acquisition	$22,000	$—	$—
Common stock issued for HDW Acquisition	$15,627	$—	$—
Accrued fixed assets	$—	$—	$480
Private placement warrants received as part of business combination	$—	$—	$13,872
Prepaid expense received as part of business combination	$—	$—	$510

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
On June 4, 2021 (the “TSIA Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of January 24, 2021 (the “TSIA Merger Agreement”), by and among the Company (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc. (“Legacy Latch”)) and Lionet Merger Sub Inc., a wholly-owned subsidiary of TSIA (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly-owned subsidiary of the Company (the “Business Combination” and, collectively with the other transactions described in the TSIA Merger Agreement, the “Transactions”). In connection with the consummation of the Transactions (the “Closing”), the Company changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. The “Post-Combination Company” following the Business Combination is Latch, Inc.
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
Business Combination
On January 24, 2021, TSIA entered into the TSIA Merger Agreement with Merger Sub and Legacy Latch. Legacy Latch’s board of directors unanimously approved Legacy Latch’s entry into the TSIA Merger Agreement.
On June 3, 2021, TSIA held a special meeting of its stockholders (the “Special Meeting”), at which the TSIA stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the TSIA Merger Agreement and (b) approving the other Transactions contemplated by the TSIA Merger Agreement.
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
•Pursuant to subscription agreements entered into in connection with the TSIA Merger Agreement, certain investors agreed to subscribe for an aggregate of approximately 19.3 million newly-issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of approximately $192.6 million (the “PIPE Investment”). The PIPE Investment included approximately 0.3 million newly issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $2.6 million of cash election funding. See Note 15. Stock-Based Compensation. At the Closing, the Company consummated the PIPE Investment.
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
In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the TSIA Closing Date to reflect the number of shares of the Company’s common stock, par value $0.0001 per share, issued to Legacy Latch’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Latch redeemable convertible preferred stock and Legacy Latch common stock prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of 0.8971 established in the Business Combination.
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
In connection with the HDW Acquisition, the Company and Jamie Siminoff entered into a stock restriction agreement, dated May 15, 2023 (the “Original Siminoff Stock Restriction Agreement”). Pursuant to the Original Siminoff Stock Restriction Agreement, which was amended and restated in connection with the execution of his separation agreement in November 2024, in the event Mr. Siminoff ceased to be an employee of the Company during the Restricted Period, the Company would have the right to repurchase, for nominal consideration, all of Mr. Siminoff’s Consideration Shares that had not already been

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

released from transfer restriction, subject to certain exceptions. In the event Mr. Siminoff was terminated without Cause or resigned for Good Reason (each as defined in the Siminoff Employment Agreement (as defined below)), or upon his death or disability (each, an “Exit”), his Consideration Shares would accelerate in an amount equal to the greater of (i) the number of Consideration Shares to which he was entitled pursuant to the Share Price Thresholds (with linear interpolation of Consideration Shares based on the 60 trading day VWAP as of the date of Exit) and (ii) the number of Consideration Shares equal to the product of (a) his total Consideration Shares multiplied by (b) the quotient of (x) the number of calendar days between July 3, 2023 and his Exit divided by (y) 1,825; provided, however, that in no event would the number of Mr. Siminoff’s Consideration Shares that accelerate in connection with an Exit be less than 40% of the total number of his Consideration Shares.
The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. As of December 31, 2023, the Company concluded that it was virtually certain the Promissory Notes would become payable within the upcoming 12 months due to the Company’s then-anticipated delisting from Nasdaq, which was an event of default with respect to the Promissory Notes. Consequently, the Company reclassified the debt obligation as current as of December 31, 2023, despite the event of default not yet occurring. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
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
In connection with the HDW Acquisition, the Company and Mr. Siminoff entered into an employment agreement, dated May 15, 2023 (the “Siminoff Employment Agreement”). Pursuant to the Siminoff Employment Agreement, on the HDW Closing Date, Mr. Siminoff was appointed as the Company’s Chief Strategy Officer. At the time, Mr. Siminoff was expected to be appointed as Chief Executive Officer of the Company following the completion of the restatement of certain of the Company’s historical financial statements (the “Restatement”). As described below in Note 21. Subsequent Events, Mr. Siminoff ceased to serve as Chief Strategy Officer on December 31, 2024 and will no longer be appointed as the Company’s Chief Executive Officer.
Liquidity Position
The Company has incurred losses since the Company’s inception. Prior to the Closing of the Business Combination, the Company’s operations were financed primarily through net proceeds from the issuance of the Company’s redeemable convertible preferred stock and Convertible Notes, as well as borrowings under the Company’s term loan. The Company received approximately $450.0 million in cash proceeds, net of fees and expenses funded in connection with the Closing, which included approximately $192.6 million from the sale of approximately 19.3 million newly-issued shares of common stock in connection with the Business Combination.
As of December 31, 2023 and 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $179.5 million and $75.5 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss.
Historically, the Company’s short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from the Company’s contract

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

manufacturers. Beginning in the second quarter of 2022 and continuing through 2025, the Company has incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation (each as defined below), as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and the Company’s comprehensive financial statement review. Additionally, the Company has incurred significant costs in connection with various pending litigation. Such litigation involves significant defense and other costs and, if decided adversely to the Company or settled, has resulted or could result in significant monetary damages or expenditures. Although the Company maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations, its insurance coverage does not cover all claims that have been or may be brought against it.
In light of the Company’s liquidity position described above, the Company may attempt to secure additional outside capital. However, the Company has not sought any commitments of additional outside capital and can provide no assurance it will be able to secure any outside capital in the future at all, or on terms that are acceptable to the Company. Additionally, the Company’s securities are currently traded on the OTC Expert Market. Because of applicable restrictions, there is a minimal public market for the Company’s securities, and the Company’s ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries as of December 31, 2023, Latch Systems, Inc., Latch Taiwan, Inc., Latch Insurance Solutions, LLC and Latch Systems Ltd. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications would not have a material effect on the reported financial results.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2023 and 2022, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
The Company’s cash balances exceed the limits that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in the balance of available-for-sale securities of $84.9 million on the Company’s Consolidated Balance Sheets as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the Company’s

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Consolidated Balance Sheets as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 is $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end. See Note 9. Accrued Expenses.
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
As of December 31, 2023, 2022 and 2021, the allowance for doubtful accounts contains an estimate of credit losses for outstanding invoices related to (1) hardware accounts receivable when revenue was recognized for consideration received from the related software contract and (2) invoices related to software accounts receivable. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for doubtful accounts:

Balance as of January 1, 2022	$1,241
Provision for doubtful accounts	1,296
Balance as of December 31, 2022	2,537
Provision for doubtful accounts, net of recoveries	(927)
Write-offs charged against the allowance	(1,114)
Balance as of December 31, 2023	$496
Inventories, Net
Inventories consist of finished goods and component parts. Finished goods are manufactured by the Company or purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value with cost being determined using the average cost method. The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, when necessary. As of December 31, 2023, net inventories in excess of one year of historical sales are classified as other non-current assets on the Consolidated Balance Sheets.

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
Goodwill
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. As of December 31, 2023, the Consolidated Balance Sheet includes $25.3 million in goodwill, entirely from the HDW Acquisition.
Impairment Testing
Goodwill is assessed for impairment annually, as of December 31 of each year, or more frequently if indicators arise. Operating as a single reporting unit, the Company’s entire goodwill balance is subject to this assessment.
Fair Value Determination
According to ASC 350, Intangibles - Goodwill and Other (“ASC 350”), the fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company concluded the appropriate valuation approach was a combination of the income and market approaches.
The Company engaged third-party valuation specialists to determine the reporting unit’s fair value, using both income and market approaches, per ASC 820, Fair Value Measurement (“ASC 820”). The valuation methodologies applied consider both entity-specific and observable market information under the fair value hierarchy in ASC 820, and changes in, or additions to, available information may affect the assumptions the Company uses in estimating fair value. The Company’s analysis relied on significant assumptions, including: expected future revenue growth rates, profit margins, discount rate, terminal growth rate, the selection of guideline public companies and selected guideline public company revenue multiples. The analysis was performed retrospectively as of December 31, 2023, leveraging inputs that were both known and knowable as of such date.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Impairment Test Results
The quantitative assessment, equally weighting the income and market approaches, estimated the Company’s fair value at $204.0 million, exceeding the carrying value of $169.1 million by $34.9 million, or 20.6%. Consequently, no goodwill impairment was recorded as of December 31, 2023.
The Company performed a sensitivity analysis by adjusting key assumptions in the analysis, reducing the terminal growth rate from 3% to 2% and lowering the guideline public company multiples from 0.40x next fiscal year (“NFY”) revenue and 0.30x NFY+1 revenue to 0.30x and 0.20x, respectively. The sensitivity analysis, while not predictive in nature, indicated a fair value of $192.5 million, exceeding the carrying value by $23.4 million, or 14%, confirming no goodwill impairment as of December 31, 2023.
Intangible Assets
Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Intangible assets consisted of the following, which are included within other non-current assets on the Consolidated Balance Sheets:

	December 31, 2023	December 31, 2022
Domain names	$1,634	$318
Patents	37	37
Licenses	4	4
Developed technology	3,795	—
Intangible assets	5,470	359
Less: accumulated amortization	(679)	(226)
Total intangible assets, net	$4,791	$133
Total amortization expense related to intangible assets was $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total intangible impairment expense was zero, $0.5 million and zero for the years ended December 31, 2023, 2022 and 2021, respectively, and included in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.
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
ASC 842 requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The lease liability is calculated as the present value of the remaining future lease payments over the lease term, including reasonably assured renewal options. The discount rates used in valuing the Company’s leases are not readily determinable and are based on the Company’s incremental borrowing rate (“IBR”) on a fully collateralized basis. In calculating its IBR, the Company considers observed debt rates and the significant financing component of longer-term software contracts.

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
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the Consolidated Balance Sheets. The Company did not have any finance leases or subleases as of December 31, 2023 and 2022.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace, repair or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the years ended December 31, 2023, 2022 and 2021, the reserve recorded for hardware warranties was approximately 2%, 2% and 2% of cost of hardware revenue, respectively. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the years ended December 31, 2023, 2022 and 2021, the allowance for returns resulted in a recovery of revenue by $0.1 million and reduced revenue by $0.6 million and $0.3 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $4.6 million, $5.1 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Installation Services
The Company generates revenues by facilitating hardware installation and activation services. These revenues are recognized over time on a percentage of completion basis. The Company recognized installation services revenue of $7.4 million, $5.4 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The revenue disaggregation presented below aligns with the Company’s Consolidated Statements of Operations, categorized into hardware, software and installation services. The following table presents revenue broken down by offering type and the timing of revenue recognition:

	Year ended December 31,
	2023	2022	2021
Product revenue (point-in-time):
Hardware	$19,739	$24,532	$18,262
Service revenue (period-of-time):
Software	17,775	13,024	7,402
Installation services	7,447	5,399	1,949
Total service revenue	25,222	18,423	9,351
Total revenue	$44,961	$42,955	$27,613
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2022	$1,237
Additions to deferred contract costs	1,615
Amortization of deferred contract costs	(235)
Balance as of Balance as of December 31, 2022	2,617
Additions to deferred contract costs	1,338
Amortization of deferred contract costs	(416)
Balance as of December 31, 2023	$3,539

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

	December 31, 2023	December 31, 2022

Contract assets (unbilled receivables), net	$5,942	$942
Contract liabilities (deferred revenue)	$39,579	$41,925
The Company records contract liabilities as deferred revenue when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The Company recognized $14.1 million, $9.5 million and $4.5 million of prior year deferred software revenue during the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, total deferred revenue was $39.6 million. The current amount of $10.8 million is comprised of $13.0 million of deferred revenue, net of $2.2 million of deferred interest expense related to the significant financing component. The non-current amount of $28.8 million is comprised of $37.2 million of deferred revenue, net of $8.4 million of deferred interest expense related to the significant financing component. The decrease in deferred revenue as of December 31, 2023 primarily related to a shift from multi-year contracts billed upfront to contracts billed on an annual basis resulting in less deferred revenue being added upon signature date.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel and related expenses for employees working on sales, customer success, deployment and marketing teams, including salaries, bonuses, benefits, payroll taxes, travel, commissions and stock-based compensation. Also included are non-personnel costs such as marketing activities (trade shows and events, conferences and advertising), professional fees, rent, restructuring costs and customer support. Advertising expense was zero, $2.7 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 350 and ASC 360, Property, Plant and Equipment. Long-lived assets, such as property and equipment and internally-developed software costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the years ended December 31, 2023, 2022 and 2021, $0.7 million, $0.9 million and zero of long-lived assets were impaired, respectively, which is included in general and administrative expense in the Consolidated Statement of Operations.
Equity Issuance Costs
Costs incurred in connection with the issuance of the Company’s series preferred stock have been recorded as a direct reduction against redeemable convertible preferred stock within the Consolidated Balance Sheets.
Additionally, certain transaction costs incurred in connection with the TSIA Merger Agreement that are direct and incremental to the Business Combination have been recorded as a component of additional paid-in capital within the Consolidated Balance Sheets. See Note 1. Description of Business.
Restructuring
Costs associated with a restructuring plan generally consist of involuntary employee termination benefits, contract termination costs and other exit-related costs, including costs to close facilities. The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred in a contract for the remaining term without economic benefit are recognized as of the cease-use date. Restructuring and related costs may also include the write-down of related assets, including operating lease ROU assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit-related costs are recognized as incurred. Restructuring and related costs are recognized as an operating expense within the Consolidated Statements of Operations and Comprehensive Loss and are classified based on the Company’s classification policy for each category of operating expense.
Other Income (Expense), Net
Other income (expense), net consists of interest expense associated with the significant financing component of the Company’s longer-term software contracts, interest expense associated with the Company’s previous debt financing arrangements, interest income on highly liquid short-term investments, gain or loss on extinguishment of debt and gain or loss on change in fair value of derivatives, warrant liabilities and trading securities.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021

Interest income	$8,099	$4,481	$1,333
Interest expense	(5,790)	(7,442)	(9,094)
Other income (expense), net	$2,309	$(2,961)	$(7,761)
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company recorded a full valuation allowance against its deferred tax assets.
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
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The levels of the fair value hierarchy are as follows:
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of December 31, 2023 and 2022, the Company had one customer that accounted for $3.1 million and $2.9 million, or 43% and 26%, of gross accounts receivable, respectively. For the year ended December 31, 2023, the Company had one customer that accounted for $14.6 million, or 32%, of total revenue. For the year ended December 31, 2022, the Company had one customer that accounted for $9.7 million, or 23%, of total revenue. For the year ended December 31, 2021, the Company had one customer that accounted for $4.9 million, or 18%, of total revenue.
Segment Information
As of December 31, 2023, the Company had one operating and reportable segment as it only reports financial information on an aggregate and consolidated basis to its chief operating decision maker.
Legal Fees
The company accounts for legal fees as they are incurred and typically classifies such fees as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Total legal fees were $12.8 million, $8.3 million and $8.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was intended to align the requirements of the ASC with overlapping SEC requirements. The guidance in ASU 2023-06 is required to be applied prospectively, and the ASC amendments will be effective only upon the removal of the overlapping SEC disclosure requirements. If, however, the SEC does not act to remove the relevant overlapping requirements by June 30, 2027, the FASB amendments will not be effective. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on the consolidated financial statements.
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
The Company’s marketable securities by security type are summarized as follows:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Commercial paper and corporate bonds	$54,374	$31	$54,405
U.S. Government debt securities	30,440	16	30,456
Total available-for-sale securities	$84,814	$47	$84,861

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Asset-backed securities	$5,015	$(178)	$4,837
Commercial paper and corporate bonds	104,828	(995)	103,833
U.S. Government debt securities	16,689	(290)	16,399
Total available-for-sale securities	$126,532	$(1,463)	$125,069

As of December 31, 2023 and 2022, the Company recorded $0.05 million of gross unrealized gain and $1.5 million of gross unrealized loss, respectively, in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, primarily due to a decrease in the fair value of the corporate bonds.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in less than one year	$83,435	$84,861
Due in one to five years	—	—
Total investments	$83,435	$84,861
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
As of December 31, 2023, the Company had not identified any impairment indicators in its investments.
During the year ended December 31, 2023, the Company received $171.4 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. During the year ended December 31, 2022, the Company received $213.8 million of proceeds from maturities and call redemptions and $36.7 million of proceeds from sales of money market funds, which are classified as cash and cash equivalents, and recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. Gains and losses are determined using the first-in first-out method.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

For the year ended December 31, 2023, the Company recorded a gain on the contingent consideration of $0.2 million. Because the Notes were exchanged in the Reference Transaction in December 2022, there were no recorded gains or losses on the Notes during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a loss on the Notes of $3.5 million. These changes in fair value are recorded on the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2023, the fair value of the investment in private company and contingent consideration was $1.0 million and zero, respectively, and presented in prepaid expenses and other current assets on the Consolidated Balance Sheets.
4.FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are summarized as follows:

	As of December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$81,641	$—	$—	$81,641
Money market funds and other cash equivalents	11,221	1,813	—	13,034
Total cash and cash equivalents	92,862	1,813	—	94,675
Available-for-sale securities	—	84,861	—	84,861
Investment in private company	—	—	954	954
Total assets	$92,862	$86,674	$954	$180,490

Liabilities
Warrant liability	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	As of December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$12,180	$—	$—	$12,180
Money market funds and other cash equivalents	93,364	4,284	—	97,648
Total cash and cash equivalents	105,544	4,284	—	109,828
Available-for-sale securities	—	125,069	—	125,069
Investment in private company	—	—	181	181
Contingent consideration	—	—	852	852
Total assets	$105,544	$129,353	$1,033	$235,930

Liabilities
Warrant liability	$—	$230	$—	$230
Total liabilities	$—	$230	$—	$230
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
The Company’s warrant liability includes private placement warrants that were originally issued in connection with the TSIA IPO that Legacy Latch assumed as part of the Closing of the Business Combination (the “Private Placement Warrants”). The Private Placement Warrants are recorded on the consolidated balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the consolidated statements of operations and comprehensive loss. The Private Placement Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Placement Warrants is the public market, the Company has determined that the fair value of the Private Placement Warrants at a specific date is determined by the closing or final trading price of the Company’s public warrants, traded under the symbol “LTCHW,” and within Level 2 of the fair value hierarchy. The closing or final trading price of the public warrants was zero and $0.04 as of December 31, 2023 and 2022, respectively. The fair value of the Private Placement Warrants was zero and $0.2 million as of December 31, 2023 and 2022, respectively.
The Company’s investments in private company and contingent consideration were classified as Level 3 as of December 31, 2023 and 2022, in the fair value hierarchy because they relied significantly on inputs that were unobservable in the market. The contingent consideration was dependent on varying events and equity value and therefore was estimated. Significant assumptions included: (i) the equity value of the acquirer as of December 31, 2023 and (ii) the ability of the counterparty to achieve future technical milestones in order to make the contingent payment. As discussed in Note 3. Investments, during the year ended December 31, 2023, the Company recorded a gain on the contingent consideration of $0.2 million. During the year ended December 31, 2022, the Company recorded a loss on the fair value of the Notes of $3.5 million.
The following table represents the activity of the Level 3 instruments:

January 1, 2022	$4,300
Purchases	250
Change in fair value(1)	(3,517)
December 31, 2022	1,033
Change in fair value(1)	218
Contingent consideration received in cash	(297)
December 31, 2023	$954

(1)Recorded in other income (expense), net within the Consolidated Statements of Operations and Comprehensive Loss.
During the years ended December 31, 2023 and December 31, 2022, there were no transfers of financial assets between Level 1 and Level 2. The Company purchased trading securities during the year ended December 31, 2022, which are categorized as Level 3 in the fair value hierarchy. There were no purchases of Level 3 instruments during the year ended December 31, 2023. Except as discussed in Note 3. Investments, in relation to the conversion of the Notes and as shown in the table above, there were no sales of Level 3 instruments during the years ended December 31, 2023 and 2022. There were no transfers of instruments into or out of Level 3 during the years ended December 31, 2023 and 2022.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

5.INVENTORIES, NET
Inventories, net consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$6,665	$7,295
Finished goods	9,479	18,484
Channel inventory	415	3,656
Total current inventories, net	16,559	29,435
Finished goods, non-current	10,143	13,595
Total inventories, net	$26,702	$43,030
Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer. Inventories, net are stated at the lower of cost or net realizable value at their cost being determined using the average cost method. The Company did not record a write-down of channel inventory in cost of hardware revenue for the year ended December 31, 2023. Inventories, net are written down to their net realizable value if they have a cost basis in excess of expected net realizable value. There was no charge on channel inventory to the lower of cost or net realizable value for the year ended December 31, 2023. The Company recorded $0.5 million in cost of hardware revenue related to the write-down of channel inventory for the year ended December 31, 2022.
Net inventories not expected to be sold according to a one year forecasted sales projection are classified as other non-current assets on the Consolidated Balance Sheets. Inventory on hand that exceeds a three year forecasted sales projection is recorded as an excess and obsolete inventory reserve. This reserve is comprised of inventory greater than can be used to meet future needs (excess) or for which the product is outdated or otherwise not expected to be sold (obsolete).
During the year ended December 31, 2023, the Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer resigned, and the Company appointed an Interim Chief Executive Officer and Interim Chief Financial Officer. The newly appointed leadership team conducted an in-depth analysis of the business and changed the Company’s strategy resulting in the rationalization and discontinuation of products and a reduction in the number of distribution channels. As a result, the one year and three year sales forecasts were lower as of December 31, 2023 than as of December 31, 2022. The Company reduced its sales forecasts due to, among other factors, overall market conditions, strained customer relationships and ongoing brand issues due to adverse publicity from the Investigation and Restatement as well as significant turnover of the sales team. The total excess and obsolete inventory reserve increased by $9.1 million as of December 31, 2023, $6.9 million of which was due to these lower forecasts and $2.2 million of which represents inventory the Company had determined had become obsolete during the period. The total excess and obsolete inventory reserve as of December 31, 2023 and December 31, 2022 was $12.9 million and $3.8 million, respectively.
6.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Insurance receivable	$10,961	$205
Prepaid inventory	11,745	6,168
Investment in private company and contingent consideration	954	1,033
Unbilled receivables	5,942	942
Prepaid capitalized incentives	436	304
Prepaid installation payments	678	212
Other prepaid expenses and other current assets	4,041	3,469
Total prepaid expenses and other current assets	$34,757	$12,333

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

7.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Computers and equipment	$5,866	$5,580
Office furniture	116	86
Property and equipment	5,982	5,666
Less: accumulated depreciation	(4,517)	(3,200)
Total property and equipment, net	$1,465	$2,466
Total depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $1.3 million and $0.7 million, respectively.
The Company did not acquire any property and equipment under capital leases during the years ended December 31, 2023, 2022 and 2021.
8.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	December 31, 2023	December 31, 2022
Internally-developed software	$21,613	$17,927
Software-in-development	841	3,264
Less: accumulated amortization	(12,697)	(7,438)
Total internally-developed software, net	$9,757	$13,753
The Company capitalized $1.3 million, $6.8 million and $6.6 million in internally-developed software during the years ended December 31, 2023, 2022 and 2021, respectively. Capitalized costs associated with software-in-development are not amortized into amortization expense until the related assets are put into service.
Total amortization expense related to internally-developed software for the years ended December 31, 2023, 2022 and 2021 was $5.4 million, $3.9 million and $2.2 million, respectively. Impairment expense was $0.7 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively, which is included in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss.
9.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022

Accrued compensation	$2,099	$1,090
Accrued warranties	128	228
Accrued purchases	258	2,842
Accrued non-cancellable purchase commitments	588	5,303
Accrued litigation costs	26,819	6,846
Investment purchases payable	19,322	—
Accrued restructuring costs	1,301	226
Other accrued expenses	4,451	9,110
Total accrued expenses	$54,966	$25,645
For the year ended December 31, 2023, accrued litigation costs primarily include (i) $1.95 million related to settlement of the Brennan Action, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Schwartz Action and (iv) the Company’s $14.875 million share of the settlement in the Merger Lawsuits, each as defined and/or further described in Note 12. Commitments and Contingencies.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in the balance of available-for-sale securities of $84.9 million on the Company’s Consolidated Balance Sheets as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 is $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end.
For the year ended December 31, 2022, (i) other accrued expenses includes $1.95 million related to settlement of the Brennan Action and (ii) accrued litigation costs include $6.8 million related to the service provider demand, each as defined and/or further described in Note 12. Commitments and Contingencies.
10.LEASES
The Company has entered into various operating lease agreements, which are generally for offices and facilities. As of December 31, 2023, the Company leased office spaces in St. Louis, Los Angeles, Denver, and Taiwan with lease termination dates through May 2034. The lease terms range from one to 11 years with varying renewal options. The lease agreements often include escalating lease payments, renewal provisions and other provisions that require the Company to pay costs related to taxes, insurance and maintenance.
As the Company’s leases do not have a readily determinable implicit interest rate, the Company used an IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 10.0% for leases entered into during the year ended December 31, 2023. The Company determined the IBR to be 14.5% for leases entered into during the years ended December 31, 2022 and prior. The IBR used by the Company is based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the respective leases.
Upon adoption of ASC 842 as of January 1, 2022, the Company recognized on the Consolidated Balance Sheets (i) $0.7 million of operating lease ROU assets recorded in other non-current assets and (ii) operating lease liabilities of $0.3 million recorded in other current liabilities and $0.4 million recorded in other non-current liabilities.

Additional information related to operating leases included on the Consolidated Balance Sheet as of the year ended December 31, 2023 is presented in the table below (in thousands, except weighted average term and discount rate):

ROU assets	$2,796
Lease liabilities	$2,754
Operating lease cost	$369
Short-term lease cost	$282
Cash paid for amounts included in the measurement of operating lease liabilities	$514
Weighted average remaining lease term - operating leases	8.1 years
Weighted average discount rate - operating leases	10.2%

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Maturities of lease liabilities as of December 31, 2023 are as follows:

2024	$589
2025	632
2026	332
2027	342
2028	352
Thereafter	1,935
Total lease payments	4,182
Less: imputed interest	1,428
Total lease liabilities	$2,754
The following table presents the future minimum lease payments under the non-cancelable operating leases as of December 31, 2023:

Year ended December 31,	Minimum Lease Payments
2024	$589
2025	632
2026	332
2027	342
2028	352
Thereafter	1,935
Rent expense related to all leases for the years ended December 31, 2023, 2022 and 2021 was $0.6 million, $1.1 million and $0.9 million, respectively.
11.DEBT
Promissory Notes
In connection with the HDW Acquisition, in July 2023 the Company issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of unsecured promissory notes (“Promissory Notes”). The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control of the Company. As of December 31, 2023, the Company concluded that it was virtually certain the Promissory Notes would become payable within the upcoming 12 months due to the Company’s then-anticipated delisting from Nasdaq, which was an event of default with respect to the Promissory Notes. Consequently, the Company reclassified the debt obligation as current as of December 31, 2023, despite the event of default not yet occurring. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty. The Company paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
Revolving Credit Facility and Term Loan
In September 2020, Legacy Latch obtained a revolving line of credit as well as a term loan, both of which were secured by a first-perfected security interest in substantially all of the assets of Legacy Latch. In connection with the term loan, Legacy Latch issued warrants to purchase common stock. The revolving line of credit provided for a credit extension of up to $5.0 million and bore interest at the greater of the prime rate plus 2% or 5.25% per annum, as long as Legacy Latch maintained an Adjusted Quick Ratio (as defined in the credit agreement) of 1.25. Legacy Latch did not draw any amounts on the line of credit, which was cancelled upon repayment in full of the term loan in connection with the Closing of the Business Combination.
The available amount under the term loan was an initial $5.0 million, with two additional tranches of $2.5 million each, which Legacy Latch could draw down on in annual increments from closing subject to certain revenue and financing conditions. The term loan bore interest at the greater of the prime rate plus 3% or 6.25% per annum. The term loan was set to

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

mature on December 1, 2024. The term loan was paid off including accrued interest in connection with the Closing of the Business Combination. See Note 1. Description of Business. The Company identified certain embedded derivatives in the warrants issued related to the term loan. These embedded derivatives were extinguished at Closing.
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
12.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of December 31, 2023, the Company had unfunded non-cancellable purchase commitments of approximately $0.6 million.
The Company records a liability for non-cancellable orders to the extent it does not expect to be able to use the inventory related to such orders. As of December 31, 2023 and 2022, the Company accrued $0.6 million and $5.3 million, respectively, for non-cancellable inventory purchase commitments. See Note 9. Accrued Expenses.
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
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The court preliminarily approved the settlement on January 17, 2025, and a final hearing has been set for May 28, 2025. The Company paid the settlement amount in March 2025. The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2023. Under the terms of the proposed settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. The Company does not expect insurers to contribute to the settlement amount.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the proposed settlement is reflected (i) in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2023. The settlement remains subject to a final stipulation of settlement and approval by the court. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
On May 9, 10 and 19, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0504 (together, the “Merger Lawsuits”). On July 6, 2023, the court consolidated the Merger Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, LLC Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Merger Lawsuits allege that TSIA’s directors and officers, and alleged entity and individual controllers, breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA and by approving a merger unfair to TSIA’s stockholders. The Merger Lawsuits include claims for unjust enrichment, damages and an award of costs and attorneys’ fees

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

to the putative class. Pursuant to the TSIA Merger Agreement, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Merger Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages or liabilities incurred in connection with these actions. In April 2024, Latch and TS Innovation Acquisitions Sponsor, LLC agreed to share the costs of the settlement amount equally. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal and release of all claims against the defendants and the Company. While the settlement remains subject to approval by the court, in accordance with the settlement agreement, the full settlement amount of $29.75 million was paid in January 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Merger Lawsuits. Of the $29.75 million, the Company’s insurers paid $10.0 million and Latch paid $4.875 million. The net amount of the Company’s share of the proposed settlement ($4.875 million) is reflected in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed. The Company’s share of the settlement amount of $14.875 million is reflected as accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2023. The expected insurance contribution of $10.0 million is reflected as prepaid and other current assets in the accompanying Consolidated Balance Sheet as of December 31, 2023.
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
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of December 31, 2023 and 2022, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2023 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
13.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
As of December 31, 2023, the Company’s reserved shares for future issuance included the following:

	December 31, 2023	December 31, 2022
Stock options issued and outstanding	12,516,060	12,863,797
Restricted stock units issued and outstanding	6,126,062	11,573,764
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares	29,116,354	17,895,423
Total	63,091,777	57,666,285
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

14.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Year ended December 31,
	2023	2022	2021
Net loss	$(107,540)	$(162,336)	$(167,146)

Basic weighted-average common shares(1)	159,146,081	143,615,820	86,473,291
Effect of dilutive securities	—	—	—
Diluted weighted-average common shares(1)	159,146,081	143,615,820	86,473,291
Basic and diluted net loss per common share	$(0.68)	$(1.13)	$(1.93)

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
The table below sets forth the number of potential common shares underlying outstanding common stock options, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	Year ended December 31,
	2023	2022	2021
Stock options	12,516,060	12,863,797	15,009,656
Restricted stock units(1)	6,126,062	11,573,764	6,498,869
Warrants	15,333,301	15,333,301	15,333,301
Total	33,975,423	39,770,862	36,841,826

(1)    Amount includes zero, 5,377, 21,356 liability-based RSUs as of December 31, 2023, 2022 and 2021, respectively, that the Company settles in cash. As a result, the shares of common stock underlying the liability-based RSUs were not issued upon vesting and were returned to the 2021 Incentive Award Plan as available shares.
15.STOCK-BASED COMPENSATION
For the years ended December 31, 2023, 2022 and 2021, the components of stock-based compensation expense were as follows:

	Year ended December 31,
	2023	2022	2021
Stock options	$647	$2,251	$15,947
Restricted stock units	18,140	30,365	13,756
Capitalized costs(1)	(616)	(2,360)	(648)
Total stock-based compensation expense	$18,171	$30,256	$29,055

(1)Included in internally-developed software on the Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year ended December 31,
	2023	2022	2021
Cost of revenue	$(20)	$584	$377
Research and development	6,528	13,408	10,499
Sales and marketing	1,540	5,755	3,273
General and administrative	10,123	10,509	14,906
Total stock-based compensation expense	$18,171	$30,256	$29,055
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the Closing. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors (the “Board”). Effective January 1, 2022 and 2023, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177 and 7,267,376 shares, respectively. As of December 31, 2023, 24,359,792 shares had been granted under the 2021 Plan. Effective January 1, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 8,810,007 and 8,241,264 shares, respectively.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Stock Options
A summary of the status of employee and non-employee stock options as of December 31, 2023, and changes during 2023, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2022	12,863,797	$0.71
Options forfeited	(347,737)	$1.60
Options expired	—	$—
Options exercised	—	$—
Balance at December 31, 2023	12,516,060	$0.68	4	$1,705,807
Exercisable at December 31, 2023	12,453,430	$0.68	4	$1,705,807

(1)Approximately 3.6 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
No stock options were granted during the years ended December 31, 2023 and 2022.
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was zero, $2.0 million and $27.6 million, respectively.
There were no realized tax-related benefits from the exercise of stock options or disqualifying dispositions for the year ended December 31, 2023. The tax-related benefit realized from the exercise of stock options and disqualifying dispositions totaled $0.1 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.
The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2023, total compensation expense not yet recognized related to unvested stock options was $0.04 million, which was expected to be recognized over a weighted-average period of 0.7 years. Additionally, the Company records forfeitures as they occur.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
The assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2021 are as follows:

Expected term	6 years
Volatility	49.01% - 49.29%
Risk-free interest rate	0.50% - 0.63%
Dividend yield	0%
Because the Company’s common stock has only been publicly traded since June 7, 2021, the expected volatility is based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization and financial leverage of the other companies. The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock options granted. As permitted under the guidance, due to the limited amount of option exercises, the Company used the simplified method to compute the expected term for options granted in the year ended December 31, 2021.

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
Equity-based
A summary of equity-based RSU activity for the year ended December 31, 2023 is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2022	11,568,387	$4.17
Granted	—	$4.00
Vested and released	(2,500,546)	$4.88
Forfeited	(2,941,779)	$—
Balance at December 31, 2023	6,126,062	$3.90
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $2.1 million as of December 31, 2023 and will be expensed over a weighted-average period of 0.9 years. In addition, approximately 5.6 million RSUs vested during the year ended December 31, 2023 but were not released upon vesting due to the suspension of the S-8 Registration Statement.
The total fair value of equity-based RSUs vested and released during the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $9.8 million and $4.2 million, respectively.
Liability-based
A summary of liability-based RSU activity for the year ended December 31, 2023 is presented below.

Number of RSUs
Balance at December 31, 2022	5,377
Granted	—
Vested	(3,386)
Forfeited	(1,991)
Balance at December 31, 2023	—
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. For the year ended December 31, 2023, the Company recognized $0.003 million of bonus expense within cost of hardware revenue in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2023, there was no remaining unrecognized expense related to the unvested liability-based RSUs. The Company settled 3,386 liability-based RSUs for $0.003 million in cash for the year ended December 31, 2023.
The total fair value of liability-based RSUs vested was less than $0.1 million for the years ended December 31, 2023, 2022 and 2021.
The tax expense realized in connection with the vesting of RSUs was $1.3 million, $3.0 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Modification of Stock Options and RSUs
During the three months ended March 31, 2023, the Company modified the option and RSU awards of five former employees and service providers to extend the post-termination exercise window of 2,647,440 vested options and to accelerate the vesting of 35,150 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.2 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.04 million, offset by the fair value of the new awards of $0.03 million as of the modification date, resulting in a net reversal of $0.004 million to stock-based compensation expense. For the year ended December 31, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.2 million in the Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended September 30, 2023, the Company commenced a reduction in force (the “July 2023 RIF”). As a result, the Company modified the option and RSU awards of approximately 40 former employees and service providers to extend the post-termination exercise window of 1,003,562 vested options and to accelerate the vesting of 702,689 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.05 million for the three and nine months ended September 30, 2023. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.01 million, offset by the fair value of the new awards of $0.8 million as of the modification date, resulting in a net increase of $0.8 million to stock-based compensation expense for the three and nine months ended September 30, 2023. Additionally, certain former employees and service providers provided service between the date the July 2023 RIF was announced and their later termination date. As a result, the fair value of their new awards was ratably recognized over their remaining service periods, which led to incremental stock-based compensation expense recorded of $0.1 million for the three months ended December 31, 2023. For the year ended December 31, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $1.0 million in the Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended December 31, 2023, the Company also modified the option and RSU awards of three former employees and service providers to extend the post-termination exercise window of 64,292 vested options and to accelerate the vesting of 20,827 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.03 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. There was no previously recognized stock-based compensation expense recorded for the original awards. The Company recorded the fair value of the new awards of $0.02 million as of the modification date in stock-based compensation expense. For the three months and year ended December 31, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.05 million in the Consolidated Statements of Operations and Comprehensive Loss.
In the aggregate, the above modifications resulted in a net increase in stock-based compensation expense of $1.30 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Cash Election
Prior to the Business Combination, Legacy Latch’s holders of vested stock options were given an election to cancel up to 25% of the vested stock options in exchange for $10.00 per share less the exercise price applicable to each share. An aggregate amount of approximately 0.3 million options were cancelled (adjusted for the Exchange Ratio). Payment for the cash election in the amount of $2.6 million was funded as part of the PIPE Investment and 0.3 million newly issued shares of common stock were granted. See Note 1. Description of Business.
HDW Acquisition
As discussed in Note 1. Description of Business, on the HDW Closing Date, the Company issued to HDW’s stockholders as merger consideration approximately 29.0 million shares of the Company’s common stock. These Consideration Shares consisted of (i) approximately 3.8 million shares of the Company’s common stock issued to holders of HDW common stock (excluding Mr. Siminoff, the “HDW Common Holders”), (ii) approximately 19.1 million shares to Mr. Siminoff, who was also a holder of HDW common stock (the “Siminoff Shares”), and (iii) approximately 6.1 million shares to holders of HDW preferred stock.
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
In the post-combination financial statements for the year ended December 31, 2023, $2.8 million of the $21.0 million of Siminoff Shares attributable to post-combination service was recognized as stock-based compensation expense by the Company for the post-combination service rendered. Total unrecognized stock-based compensation expense as of December 31, 2023 was $18.2 million and is expected to be recognized over a period of 3.3 years.
The approximately 6.1 million Consideration Shares issued to holders of HDW preferred stock did not result in the Company’s recognition of any stock-based compensation expense as the Consideration Shares were not subject to any vesting terms or other restrictions.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

In total, during the year ended December 31, 2023, the Company recorded $6.8 million in stock-based compensation expense related to the HDW Acquisition, which was allocated to general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.
16.INCOME TAXES
The provision for income taxes for the year ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year ended December 31,
	2023	2022	2021

Current
Federal	$—	$—	$—
State	—	65	50
Foreign	30	24	3
Total current	30	89	53
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision	$30	$89	$53
As of December 31, 2023 and 2022, the Company’s net deferred tax liabilities consisted of the following:

	December 31, 2023	December 31, 2022

Net operating losses	$107,546	$89,569
Provision for doubtful accounts	377	1,064
Inventory reserves	3,343	1,074
Sales reserves	204	1,514
Accrued expenses	6,537	2,988
Deferred revenue	10,242	10,926
Unrealized foreign exchange gain/loss	55	38
Stock-based compensation	5,313	5,534
Charitable contributions	20	24
Lease liability	711	110
Fixed assets	169	130
Capitalized research and development	15,431	11,066
R&D tax credits	343	343
Total deferred tax assets before valuation allowance	150,291	124,380
Valuation allowance	(146,740)	(120,912)
Deferred tax assets net of valuation allowance	3,551	3,468
Deferred commissions	(916)	(675)
Intangible assets	(1,914)	(2,684)
Right-of-use asset	(721)	(109)
Total deferred tax liabilities	(3,551)	(3,468)
Deferred tax liabilities, net	$—	$—

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

As of December 31, 2023, the Company had approximately $18.2 million in gross federal NOL carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $387.0 million in gross federal NOL carryforwards available to offset future taxable income that have an indefinite life. The Company had approximately $354.8 million in gross state NOL carryforwards available to offset future taxable income. Some of these NOLs follow the federal Tax Cuts and Job Act of 2017 (the “Jobs Act”) and have an indefinite life, while others have a finite life with various expiration dates.
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
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the three-year periods ended December 31, 2023 and 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.
On the basis of this evaluation, as of December 31, 2023 and 2022, a valuation allowance of $146.7 million and $120.9 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth. For the years ended December 31, 2023 and 2022, the valuation allowance increased $25.8 million and $41.2 million, respectively.
For the years ended December 31, 2023 and 2022, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	December 31, 2023		December 31, 2022
Income tax expense at federal statutory rate	$(22,577)	21.00%	$(34,072)	21.00%
Permanent items	2,871	(2.67)	2,360	(1.45)
State and local taxes, net of federal taxes	(4,954)	4.61	(8,553)	5.27
Deferred rate changes	1,420	(1.32)	(415)	0.26
Foreign operations	27	(0.03)	24	(0.02)
Foreign dividends and earnings taxable in the U.S.	—	—	2	—
Valuation allowance	25,828	(24.02)	41,256	(25.43)
Other	(2,585)	2.40	(513)	0.31
Income tax expense at effective tax rate	$30	(0.03%)	$89	(0.06)%
The Company evaluated the provisions of ASC 740, Income Tax, related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefits recognized and measured pursuant to the interpretation under ASC 740 are referred to as “unrecognized tax benefits.” A liability is recognized (or an amount of NOL carryover or tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authorities for a tax position that was not recognized as a result of applying the provisions of ASC 740. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months. The Company includes interest and penalties related to unrecognized tax benefits within income tax expense. There are no interest or penalties relating to tax positions during the years ended December 31, 2023, 2022 and 2021.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. As of December 31, 2023, the Company’s tax years for federal tax purposes are still open under statute from December 31, 2020 to present and from December 31, 2018 to present for state returns. Federal and state NOLs are subject to review by taxing authorities in the year utilized.
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
17.RELATED-PARTY TRANSACTIONS
From time to time, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of December 31, 2023 and December 31, 2022, the Company had $0.02 million and $0.04 million, respectively, of receivables, due from these customers, which are included within accounts receivable on the Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, the Company had $0.1 million, $0.1 million and $0.5 million, respectively, of hardware revenue from these customers and $0.2 million, $0.1 million and $0.5 million, respectively, of software revenue from these customers, which is included within the Consolidated Statements of Operations and Comprehensive Loss.
In January 2021, one of the Company’s existing equity holders acquired shares of Legacy Latch’s common stock from certain employees and non-employee service providers. See Note 15. Stock-Based Compensation.
18.RETIREMENT PLAN
The Company has a savings plan pursuant to Section 401(k) of the Code under which all employees meeting eligibility requirements are able to participate. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis. The Company may elect to make discretionary matching and profit-sharing contributions each year as determined annually. The Company made no employer contributions to the savings plan for the years ended December 31, 2023, 2022 and 2021.
19.ACQUISITION
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
Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the HDW Acquisition had been consummated on January 1, 2022:

	Year Ended December 31,
	2023	2022
Total revenue	$44,961	$42,955
Net loss	$(118,493)	$(163,724)
The supplemental pro forma information presents the combined results of operations for the years ended December 31, 2023 and 2022 as if the HDW Acquisition was completed on January 1, 2022. The supplemental pro forma financial information presented above is not necessarily indicative of the financial position or results of operations that would have been realized if the HDW Acquisition had been completed on January 1, 2022. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
For business combinations occurring in the current reporting year, applicable accounting guidance requires disclosure of the amount of revenue and earnings of the acquired entity since the acquisition date that is included in the consolidated income statement. For the period ended December 31, 2023, HDW had no active products, customers or sales contracts and therefore had no revenue. The acquisition contributed $9.8 million to net loss, primarily related to the compensation expense of the team members that joined as a result of the acquisition.
20.RESTRUCTURING
Latch completed a reduction in force (“RIF”) in May 2022 (the “May RIF”) to better align staffing and expense levels with sales volumes and the then-current macroeconomic environment. The May RIF impacted approximately 130 employees, or approximately 27% of the Company’s full-time employees at the time. The Company completed an additional RIF in August 2022 (the “August RIF” and, together with the May RIF, the “2022 RIFs”) to create further operating efficiencies. The August RIF impacted approximately 115 employees, or approximately 37% of the Company’s full-time employees at the time. Substantially all of the restructuring costs related to the 2022 RIFs were incurred in 2022, with nominal amounts incurred in 2023.
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
The Company’s restructuring costs by major cost-type incurred were as follows:

	Year Ended December 31,
	2023	2022
Severance and termination benefits	$5,715	$8,452
Lease abandonment charges	97	—
Professional fees and other costs	—	121
Total restructuring costs	$5,812	$8,573

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company incurred no restructuring costs for the year ended December 31, 2021. Restructuring costs are recorded in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
	2023	2022
Cost of revenue	$207	$38
Research and development	2,947	2,342
Sales and marketing	1,650	5,174
General and administrative	1,008	1,019
Total restructuring costs	$5,812	$8,573

The following table summarizes the changes in the accrued restructuring balance, which is included in accrued expenses in the accompanying Consolidated Balance Sheets.

	Severance and Termination Benefits	Professional Fees and Other Costs	Total
Balance at December 31, 2021	$—	$—	$—
Restructuring charges	8,452	121	8,573
Payments	(8,226)	(121)	(8,347)
Balance at December 31, 2022	226	—	226
Restructuring charges	5,715	—	5,715
Payments	(4,640)	—	(4,640)
Balance at December 31, 2023	$1,301	$—	$1,301
Remaining accrual balances as of December 31, 2023 were paid in 2024. Remaining accrual balances as of December 31, 2022 were paid in 2023.
21.SUBSEQUENT EVENTS
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Background
As described elsewhere in this Form 10-K, the Audit Committee, with the assistance of independent legal and accounting advisors, conducted an internal investigation of matters relating to the Company’s key performance indicators and revenue recognition practices for certain transactions, including the accounting treatment, financial reporting and internal controls related to such transactions.
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
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to December 31, 2023, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
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
During 2022, the Company completed multiple reductions in force that impacted approximately 245 employees, or approximately 51%, of the Company’s full-time employees. The Company also experienced management changes, including the March 2022 transition of the Company’s Chief Financial Officer. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness and contributed to additional material weaknesses identified as of December 31, 2022. The 2021 Material Weakness continued to exist as of December 31, 2023.
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
Each of the control deficiencies identified below constitute material weaknesses, either individually or in the aggregate that were identified as of December 31, 2022 and continued to exist as of December 31, 2023.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting and based upon the criteria set forth in the COSO Framework. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses described above.

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
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(b) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended December 31, 2023 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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
Information about our Executive Officers
David Lillis, Chief Executive Officer
Mr. Lillis, age 50, joined the Company as Senior Vice President of Finance in July 2023 and was appointed as Chief Executive Officer in February 2025. He was previously Chief Financial Officer of RubinBrown LLP, an accounting and professional consulting firm. In such role, which began in 2021, Mr. Lillis served as the top finance executive for the firm and was responsible for all financial operations. Prior to that, Mr. Lillis was Business Finance Officer of Mastercard Global Prepaid where he oversaw financial strategy for the division following the merger of Mastercard Worldwide’s Prepaid Management Services and Global Prepaid divisions. Prior to the 2018 merger, Mr. Lillis was Business Finance Officer of Mastercard’s Prepaid Management Services division, a role he began in 2016. Mr. Lillis originally joined Mastercard in 2012 as Vice President, Finance - Operations and Technology. Before joining Mastercard, he spent four years as Vice President,

Brokerage Finance - Operations & IT at Wells Fargo Advisors. His additional work experience includes roles at CNA Insurance, First National Bank of Naperville, Pfizer, Inc. and KPMG LLP. Mr. Lillis has a Bachelor of Business Administration degree and an Executive Master of Business Administration degree from the University of Notre Dame. He is a Chartered Financial Analyst and a Certified Public Accountant.
Jeff Mayfield, Chief Financial Officer
Mr. Mayfield, age 48, joined the Company as Controller in September 2023 and was appointed as Chief Financial Officer in February 2025. Mr. Mayfield has over 20 years of experience and expertise in global accounting, finance strategy and operational leadership. From 2001 to September 2023, Mr. Mayfield held progressive leadership roles at Mastercard Worldwide, where he led financial integration efforts for over ten acquisitions with deal values ranging from $25 million to $3 billion. In his roles at Mastercard, he also developed governance structures, streamlined processes and ensured compliance across multinational operations to maximize synergies and minimize disruptions. Mr. Mayfield has a Bachelor of Science degree in accounting from the University of Missouri and is a licensed Certified Public Accountant.
Priyen Patel, Chief Strategy and Legal Officer
Mr. Patel, age 38, was appointed as Chief Strategy and Legal Officer in February 2025. He joined the Company in April 2019 as VP of Legal and most recently served as Senior Vice President, Head of Corporate Strategy, General Counsel and Corporate Secretary. In such role, Mr. Patel has built and led the Company’s legal function and acted as a trusted advisor and leader for the Company and the Board through several critical events, including its initial public offering, the Restatement process and several leadership transitions. Prior to joining the Company, Mr. Patel was an attorney at White & Case LLP, a position he started in May 2018 with a focus on technology transactions and mergers and acquisitions. He previously practiced at Latham & Watkins LLP and Kenyon & Kenyon LLP, focusing on complex commercial litigation and intellectual property law. Mr. Patel provides over a decade of technology-focused legal, business and management experience, and deep institutional knowledge of the Company’s business. Mr. Patel has a Bachelor of Science degree in electrical engineering from the Georgia Institute of Technology and a Juris Doctorate degree from The George Washington University Law School.
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
Independence of Directors
Our Corporate Governance Guidelines provide that a majority of our directors should be independent. The Board makes all determinations with respect to director independence on a case-by-case basis in accordance with Nasdaq listing standards and the rules and regulations promulgated by the SEC. In early 2023, 2024 and 2025, the Board undertook annual reviews of director independence, which included considering transactions and relationships between each director or any member of a director’s immediate family and Latch. In particular, the Board considered whether any director or family member has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his or her responsibilities. After this review, our Board determined that all of our directors are “independent directors” as defined under the rules of the SEC and Nasdaq. No member of, or nominee for, our Board has a family relationship with any executive officer or other member of our Board.
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
•reviewing and approving or making recommendations to our Board regarding our incentive compensation and equity-based plans, policies and programs;
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than ten percent of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on (i) review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC and (ii) written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than ten percent of our common stock were filed on a timely basis during the year ended December 31, 2023.

Insider Trading Policy
The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to Company personnel, including directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation
We are providing executive and director compensation disclosure pursuant to Item 402 of Regulation S-K for each of the years ended December 31, 2023 and December 31, 2024, respectively.
2023 Executive Compensation
2023 Summary Compensation Table
The following table contains information about the compensation earned by our named executive officers, Luke Schoenfelder, Jason Keyes, Jamie Siminoff, Barry Schaeffer, Marc Landy and Michael Brian Jones (together, the “2023 NEOs”), during the years ended December 31, 2023 and 2022. As noted in this Form 10-K, Messrs. Schoenfelder and Schaeffer resigned from the Company effective January 11, 2023, and Mr. Jones ceased to be an executive officer on July 10, 2023. From January 11, 2023 to February 6, 2025, Messrs. Keyes and Landy, who were not employed by the Company, served as Interim Chief Executive Officer and Interim Chief Financial Officer, respectively, through the Company’s engagement of AP Services, LLC (“APS”). As a result, Messrs. Keyes and Landy did not receive salary, benefits or any other direct compensation from the Company.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total
Jamie Siminoff(3)	2023	100,000	344,444(4)	─	─	444,444
Former Chief Strategy Officer
Luke Schoenfelder(5)	2023	20,833	─	─	678,500(6)	699,333
Former Chief Executive Officer	2022	500,000	─	─	─	500,000
Jason Keyes(7)	2023	─	─	─	1,785,683(8)	1,785,683
Former Interim Chief Executive Officer
Barry Schaeffer(9)	2023	11,667	7,083(10)	─	459,450(11)	478,200
Former Interim Chief Financial Officer	2022	280,000	141,667(10)	656,184	─	1,077,851
Marc Landy(12)	2023	─	─	─	1,963,660(8)	1,963,660
Former Interim Chief Financial Officer
Michael Brian Jones(13)	2023	217,898	─	─	135,417(14)	353,315
Former Chief Technology Officer	2022	325,000	─	─	─	325,000

(1)Represents base salary earned in the year shown.
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
(7)Mr. Keyes was not a named executive officer in 2022.
(8)Represents payments made to APS for the services provided by the 2023 NEO to the Company as an interim executive officer.
(9)Mr. Schaeffer resigned on January 11, 2023.
(10)Represents the total semi-monthly bonus payments paid to Mr. Schaeffer for his service as Interim Chief Financial Officer.
(11)Represents $403,200 in severance payments made to Mr. Schaeffer and $56,250 paid to Mr. Schaeffer for consulting services provided after his resignation as a full-time employee of the Company.
(12)Mr. Landy was not a named executive officer in 2022.
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
AlixPartners Arrangement
The Company paid APS for the services of Messrs. Keyes and Landy as Interim Chief Executive Officer and Interim Chief Financial Officer, respectively. Pursuant to the Amended and Restated Agreement for Interim Management Services by and between APS and the Company, dated January 10, 2023 (the “Interim Management Agreement”), the Company paid APS $1,140 per hour for the services of Mr. Keyes and $1,115 per hour for the services of Mr. Landy. Effective October 15, 2023, APS billing rates were discounted by 15%.
Base Salary
Base salaries reflect the 2023 NEOs’ respective positions, duties and responsibilities. Base salaries are an important part of the 2023 NEOs’ total compensation packages because they provide a reasonable degree of financial certainty and stability. Our Compensation Committee and Board annually review and determine the base salaries for our executive officers. In 2023, our 2023 NEOs (other than Messrs. Keyes and Landy) were entitled to receive the following base salaries: Mr. Schoenfelder: $500,000; Mr. Siminoff: $200,000; Mr. Schaeffer: $280,000 and Mr. Jones: $325,000. As noted above, Messrs. Keyes and Landy did not receive base salaries from the Company.

Annual Incentive Compensation
In 2023, Messrs. Schoenfelder, Jones and Schaeffer were eligible to receive an annual performance-based cash bonus based on a specified target amount, expressed as a percentage of base salary.
Messrs. Keyes and Landy were not eligible to receive annual incentive compensation from the Company.
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
None of our 2023 NEOs received annual performance-based cash bonuses in 2023. In February 2023, upon the recommendation of the Compensation Committee, the Board approved a corporate bonus plan that was based on the achievement of operating expenses, capital expenditure and annual recurring revenue metrics with individual payout based upon employee performance (the “2023 Bonus Plan”). The 2023 Bonus Plan, which included weighting of each metric, included threshold, target and maximum payouts. Given the resignations of Messrs. Schoenfelder, Schaeffer and Jones in 2023, none was eligible for participation in the 2023 Bonus Plan. As noted above, none of Messrs. Siminoff, Keyes or Landy were eligible for participation in the 2023 Bonus Plan.
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
Siminoff Employment Agreement
In connection with the HDW Acquisition in May 2023, the Company and Mr. Siminoff entered into the Siminoff Employment Agreement. Pursuant to the Siminoff Employment Agreement, Mr. Siminoff served as an executive officer of the Company as Chief Strategy Officer. He ceased to serve in the role as of December 31, 2024.
Pursuant to the Siminoff Employment Agreement, for 2023 and 2024, Mr. Siminoff received an annual base salary of $200,000 and an annual bonus opportunity of $500,000, which annual bonus opportunity could adjust in accordance with the Share Price Thresholds set forth in the table below, which Share Price Thresholds would be measured based on the greater of (i) the Company’s highest 90 trading day VWAP in the first six months of the year for which such annual bonus was paid and (ii) the Company’s highest 60 trading day VWAP in the last six months of the year for which such annual bonus was paid:

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
Other Compensation and Benefits
Retirement Savings, Health and Welfare Benefits
We maintain a 401(k) retirement savings plan for our employees, including our 2023 NEOs, who satisfy certain eligibility requirements. As service providers engaged through APS, neither Mr. Keyes nor Mr. Landy was eligible to participate in our 401(k) plan. The other 2023 NEOs were eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-

tax basis through contributions to the 401(k) plan. We believe that providing this vehicle for tax-deferred retirement savings adds to the overall desirability of our executive compensation package and is consistent with market practice.
Employee Benefits
All of our full-time employees, including our 2023 NEOs other than Messrs. Keyes and Landy, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life insurance. We believe these benefits are necessary and appropriate to provide a competitive compensation package to our executive officers.
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
Potential Payments Upon Termination or Change in Control
Messrs. Schoenfelder, Schaeffer and Jones were no longer employed by the Company as of December 31, 2023. Thus, the descriptions below reflect the actual payments upon their respective terminations of employment, not potential payments upon other triggering events. Messrs. Keyes and Landy were not directly employed by the Company and were not eligible for severance payments upon the termination of their engagement for any reason. Mr. Siminoff and the Company were party to the Siminoff Employment Agreement, which provided Mr. Siminoff with the severance protections described below. On November 18, 2024, the Company announced that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024. In connection with that announcement, the Company and Mr. Siminoff entered into a separation and advisory agreement and release, which is more fully described in Part I, Item 1. “Business—Recent Developments.”
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
If the employment of Mr. Siminoff was terminated either by Latch without “cause” or by Mr. Siminoff for “good reason” (each as defined in the Siminoff Employment Agreement), subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, he would be entitled to: (i) the sum of his base salary plus, if the termination occurred after a Compensation Reallocation (as defined in the Siminoff Employment Agreement), the target bonus at the time of termination (the “Siminoff Cash Severance Payment”), payable over a 12-month period, (ii) his accrued annual bonus plus a full year annual bonus (with the Share Price Threshold attainment determined based on the highest level attained during the portion of the year during which Mr. Siminoff was employed) and (iii) coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), pursuant to a Company-sponsored group health plan, less the amount the he would have paid to receive such coverage as an employee (the “COBRA Payments”), ending upon the earliest of (a) the one-year anniversary of termination, (b) the date he ceases to be eligible for COBRA or (c) the date he becomes eligible for coverage from a subsequent employer.
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
Mr. Siminoff remains subject to certain restrictive covenants, including confidentiality and one-year non-compete and non-solicitation covenants, under the Siminoff Employment Agreement and the Siminoff Transition Agreement.
AlixPartners Arrangement
As service providers engaged through APS, neither Mr. Keyes nor Mr. Landy was eligible for severance benefits or payments.
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
(2)Due to the suspension of the S-8 Registration Statement, 2023 RSUs for the non-employee directors have not been granted.
All RSUs held as of December 31, 2023 by each non-employee director were fully vested.
2024 Executive Compensation
2024 Summary Compensation Table
The following table contains information about the compensation earned by our named executive officers who served in such capacities in 2024, Jamie Siminoff, Jason Mitura, Jason Keyes and Marc Landy (together, the “2024 NEOs”), during the years ended December 31, 2024 and 2023. The table also contains compensation information for Messrs. Schoenfelder, Schaeffer and Jones, each of whom served as a named executive officer for certain portions of 2023. From January 11, 2023 to February 6, 2025, Messrs. Keyes and Landy, who were not employed by the Company, served as Interim Chief Executive Officer and Interim Chief Financial Officer, respectively, through the Company’s engagement of APS. As a result, Messrs. Keyes and Landy did not receive salary, benefits or any other direct compensation from the Company.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jamie Siminoff(3)	2024	200,075	1,851,501(4)	1,733,333	26,548(5)	3,811,457
Former Chief Strategy Officer	2023	100,000	344,444(4)	─	─	444,444
Jason Mitura(6)	2024	102,115	189,583(4)	1,625,000	708,333(7)	2,625,031
Former Chief Product Officer
Jason Keyes	2024	─	─	─	141,821(8)	141,821
Former Interim Chief Executive Officer	2023	─	─	─	1,785,683(8)	1,785,683
Marc Landy	2024	─	─	─	541,518(8)	541,518
Former Interim Chief Financial Officer	2023	─	─	─	1,963,660(8)	1,963,660
Luke Schoenfelder(9)	2023	20,833	─	─	678,500(10)	699,333
Former Chief Executive Officer
Barry Schaeffer(11)	2023	11,667	7,083(12)	─	459,450(13)	478,200
Former Interim Chief Financial Officer
Michael Brian Jones(14)	2023	217,898	─	─	135,417(15)	353,315
Former Chief Technology Officer

(1)Represents base salary earned in the year shown.
(2)Amounts reflect the full grant-date fair value of performance-based stock options granted in 2024, computed in accordance with ASC Topic 718. The amounts shown are not necessarily the amounts the 2024 NEOs would realize when or if the stock options vested.
(3)Mr. Siminoff was appointed as an executive officer on July 3, 2023.
(4)Represents the total additional semi-monthly payments paid to the 2024 NEO pursuant to the cash-based leadership compensation program described below.
(5)Represents reimbursement of legal expenses in connection with the Siminoff Transition Agreement.
(6)Mr. Mitura was an executive officer between August 16, 2024 and November 26, 2024.
(7)Amounts paid to Mr. Mitura’s related entity for consulting services provided before and after his employment by the Company.
(8)Represents payments made to APS for the services provided by the 2024 NEO to the Company as an interim executive officer.
(9)Mr. Schoenfelder resigned on January 11, 2023.
(10)Represents severance payments made to Mr. Schoenfelder semi-monthly in 2023.
(11)Mr. Schaeffer resigned on January 11, 2023.
(12)Represents the total semi-monthly bonus payments paid to Mr. Schaeffer for his service as Interim Chief Financial Officer.
(13)Represents $403,200 in severance payments made to Mr. Schaeffer and $56,250 paid to Mr. Schaeffer for consulting services provided after his resignation as a full-time employee of the Company.
(14)Mr. Jones ceased to be an executive officer of the Company on July 10, 2023 but remained employed as a Technical Advisor through September 1, 2023.
(15)Represents severance payments made to Mr. Jones in 2023.

AlixPartners Arrangement
The Company paid APS for the services of Messrs. Keyes and Landy as Interim Chief Executive Officer and Interim Chief Financial Officer, respectively. Pursuant to the Interim Management Agreement, the Company paid APS $1,140 per hour for the services of Mr. Keyes and $1,115 per hour for the services of Mr. Landy. Effective October 15, 2023, APS billing rates were discounted by 15%.
Elements of Siminoff and Mitura Compensation
The primary elements of the 2024 compensation of Messrs. Siminoff and Mitura (together, the “Employee NEOs”), and the main objectives of each, are described below. In addition, in 2024, the Employee NEOs were eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees.
Base Salary
Base salaries reflect the Employee NEOs’ positions, duties and responsibilities. Base salary is an important part of each Employee NEO’s total compensation package because it provides a reasonable degree of financial certainty and stability. Our Compensation Committee and Board annually review and determine the base salaries for our executive officers. In 2024, Messrs. Siminoff and Mitura were entitled to receive a base salary of $200,000 and $350,000, respectively. As noted above, Messrs. Keyes and Landy did not receive base salaries from the Company.
Cash-Based Leadership Compensation Program
Under the Company’s cash-based leadership compensation program, Company officers and other participants receive an additional amount of cash compensation, payable in semi-monthly installments alongside their regular base salary, and are not eligible for certain other cash incentive compensation or annual bonuses while the leadership compensation program is in place. In August 2024, the Board extended this program, originally scheduled to expire on July 31, 2024, until the earlier of (i) the listing of the Company on a national securities exchange or (ii) the date the Board determines in its discretion to terminate it.
Beginning as of November 1, 2023, Mr. Siminoff was entitled to receive annualized cash compensation of $1,550,000, in addition to his base salary, which was payable in semi-monthly installments. Commencing with his employment on August 16, 2024, Mr. Mitura was entitled to receive annualized cash compensation of $650,000 in addition to his base salary, which was payable in semi-monthly installments. For further details of Mr. Siminoff’s annual cash compensation, see the section entitled “Siminoff Employment Agreement” below.
Performance-Based Stock Option Award
On August 11, 2024 (the “Program Effective Date”), the Board approved a performance-based equity incentive program (the “Performance Equity Program”) pursuant to which awards of performance-vesting stock options (“Performance Options”) and performance-vesting restricted stock units (“PSUs”) would be granted to Company officers and service providers, and the Company granted Performance Options to certain officers and key service providers.
The Performance Equity Program provides for the Company to grant awards under the 2021 Plan that will become eligible to vest based on the Company’s common stock reaching specified market trading prices (based on a trailing 60-day VWAP) within seven years after the Program Effective Date. Awards under the Performance Equity Program were generally expected to be granted 50% in the form of PSUs that would become eligible to vest, or “earned,” in three equally-sized tranches upon attaining a $1, $2 and $3 stock price hurdle, and 50% in the form of Performance Options that would become earned in three equally-sized tranches upon attaining a $4, $5 and $6 stock price hurdle. Upon attainment of a stock price hurdle, 25% of the earned tranche of PSUs and Performance Options would vest, with the remaining 75% of such earned tranche vesting in three equal annual installments over the next three years, subject to the applicable participant’s continued service through the vesting date.
On the Program Effective Date, the Board granted Performance Options under the Performance Equity Program and the 2021 Plan to certain officers and key service providers, including Messrs. Siminoff and Mitura, covering the following shares: Mr. Siminoff: 8,000,000 shares; Mr. Mitura: 7,500,000 shares. The Performance Options granted to Messrs. Siminoff and Mitura were forfeited on the executives’ respective separation dates.

As described above, the Performance Options were eligible to be earned in three tranches based on the Company’s common stock reaching market trading prices (based on a trailing 60-day VWAP) before the seventh anniversary of the Program Effective Date, as set forth in the following table:

Earned Tranche	Shares Subject to the Performance Option	Share Price Hurdle
1	33.33% of award	$4.00
2	33.33% of award	$5.00
3	33.34% of award	$6.00
Upon attainment of a stock price hurdle, 25% of each earned tranche of Performance Options would vest, with the remaining 75% of such earned tranche vesting in three equal annual installments over the next three years, subject to the applicable participant’s continued service through the vesting date. The Performance Options had an exercise price of $0.41 and a ten year term; however, any portion of the Performance Option corresponding to a tranche that had not become earned based on the achievement of a share price hurdle within seven years after the Program Effective Date would be cancelled and forfeited.
In addition to the performance-based and service-based vesting requirements described above, (i) the first tranche of the Performance Option would, to the extent vested, only become exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the Program Effective Date, (ii) the second tranche of the Performance Option would, to the extent vested, only become exercisable in four equal installments on the third, fourth, fifth and sixth anniversaries of the Program Effective Date, and (iii) the third tranche of the Performance Option would, to the extent vested, only become exercisable in four equal installments on the fourth, fifth, sixth and seventh anniversaries of the Program Effective Date.
To date, no PSUs have been granted under the Performance Equity Program.
Siminoff Employment Agreement
In connection with the HDW Acquisition in May 2023, the Company and Mr. Siminoff entered into the Siminoff Employment Agreement. Pursuant to the Siminoff Employment Agreement, Mr. Siminoff served as an executive officer of the Company as Chief Strategy Officer. He ceased to serve in the role as of December 31, 2024.
Pursuant to the Siminoff Employment Agreement, for 2023 and 2024, Mr. Siminoff received an annual base salary of $200,000 and an annual bonus opportunity of $500,000, which annual bonus opportunity could adjust in accordance with the Share Price Thresholds set forth in the table below, which Share Price Thresholds would be measured based on the greater of (i) the Company’s highest 90 trading day VWAP in the first six months of the year for which such annual bonus was paid and (ii) the Company’s highest 60 trading day VWAP in the last six months of the year for which such annual bonus was paid:

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
Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2024, no 2024 NEO held any outstanding equity incentive plan awards. Messrs. Keyes and Landy were never granted such awards. The Performance Options granted to Messrs. Siminoff and Mitura were forfeited on the executives’ respective separation dates.
Other Compensation and Benefits
Retirement Savings, Health and Welfare Benefits
We maintain a 401(k) retirement savings plan for our employees, including our 2024 NEOs, who satisfy certain eligibility requirements. As service providers engaged through APS, neither Mr. Keyes nor Mr. Landy was eligible to participate in our 401(k) plan. The Employee NEOs were eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing this vehicle for tax-deferred retirement savings adds to the overall desirability of our executive compensation package and is consistent with market practice.
Employee Benefits
All of our full-time employees, including the Employee NEOs, were eligible to participate in our health and welfare plans, including medical, dental and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life insurance. We believe these benefits are necessary and appropriate to provide a competitive compensation package to our executive officers.
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
Potential Payments Upon Termination or Change in Control
Messrs. Siminoff and Mitura were no longer employed by the Company as of December 31, 2024. Thus, the descriptions below reflect the actual payments upon their respective terminations of employment, not potential payments upon other triggering events. Messrs. Keyes and Mr. Landy were not directly employed by the Company and were not eligible for severance payments upon the termination of their engagement for any reason.
On the November 18, 2024 Siminoff Agreement Date, the Company and Mr. Siminoff mutually agreed that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024. Mr. Siminoff remained in such role through December 31, 2024, after which he began serving in an advisory role.
In connection with Mr. Siminoff’s transition to the advisory role described above, on the Siminoff Agreement Date, Mr. Siminoff and the Company entered into the Siminoff Transition Agreement. Pursuant to the Siminoff Transition Agreement, the Company and Mr. Siminoff agreed to amend and restate the Original Siminoff Stock Restriction Agreement. In addition, under the Siminoff Transition Agreement, the Company agreed to reimburse Mr. Siminoff for certain legal expenses.
Pursuant to the Restated Restriction Agreement, and in accordance with the terms of the Original Siminoff Stock Restriction Agreement, the Company exercised its repurchase option with respect to 15,260,540 Repurchased Shares for $0.00005080 per share, or a total payment of $775.24. The Repurchased Shares represent 80% of the 19,075,675 Consideration Shares received by Mr. Siminoff in connection with the HDW Acquisition.
Pursuant to the Restated Restriction Agreement, the 3,815,135 Remaining Shares are subject to transfer restrictions and the Amended Repurchase Option pursuant to which the Company has a right to repurchase the Remaining Shares at the Repurchase Price to the extent not released from the transfer restrictions and the Amended Repurchase Option by the Repurchase Trigger Date.

The Remaining Shares are split into two tranches with different provisions governing their release from the transfer restrictions and the Amended Repurchase Option: the Separation Shares and the Advisory Shares.
The Separation Shares consist of 2,861,351 shares (representing 75% of the Remaining Shares) and will be released from the transfer restrictions and the Amended Repurchase Option in equal tranches as follows:
i.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $1.00;
ii.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $2.00 ;
iii.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $3.00 ;
iv.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $4.00 ; and
v.20% of the Separation Shares will be released when the Threshold Price is equal to or exceeds $5.00.
The Restated Restriction Agreement also includes provisions governing the impact of a change in control on the release of certain Separation Shares.
The Advisory Shares consist of 953,784 shares (representing 25% of the Remaining Shares) and will be released from the transfer restrictions and the Amended Repurchase Option as follows:
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
iii.In the event of a Termination for Cause, subject to notice requirements, the Amended Repurchase Option will immediately apply to all of the Advisory Shares as of the Advisory Termination Date, and the Company will be deemed to have automatically exercised such Amended Repurchase Option with respect thereto.
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
On November 26, 2024, the Company and Mr. Mitura mutually agreed that Mr. Mitura would step down as the Company’s Chief Product Officer effective as of such date. Also on November 26, 2024, the Company and Mr. Mitura entered into the Mitura Separation Agreement. The Mitura Separation Agreement provides that the Company and Mr. Mitura would enter into a consulting agreement pursuant to which Mr. Mitura would assist the Company in product development. In addition, under the Mitura Separation Agreement, the Company agreed to reimburse Mr. Mitura for certain legal expenses.
AlixPartners Arrangement
As service providers engaged through APS, neither Mr. Keyes nor Mr. Landy was eligible for severance benefits or payments.
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

Based on input from the Compensation Committee’s independent compensation consultant, we have instituted the following annual compensation program for our non-employee directors.

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
Each annual RSU grant for the non-employee directors vests in full on the earlier to occur of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting of the Company’s stockholders following the grant date, subject to such non-employee director’s continued service through the applicable vesting date. In addition, all unvested RSUs held by non-employee directors will vest in full upon the occurrence of a change in control. Due to the suspension of the S-8 Registration Statement, we did not grant RSUs to our non-employee directors in 2024.
Non-employee directors are reimbursed for reasonable out-of-pocket expenses actually incurred in connection with participation in or attendance at Board and committee meetings.
The table below describes the compensation received by the non-employee directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Peter Campbell	58,000	—	58,000
Patricia Han	44,000	—	44,000
Raju Rishi	79,000	—	79,000
J. Allen Smith	54,000	—	54,000
Robert J. Speyer	40,000	—	40,000
Andrew Sugrue	48,000	—	48,000

(1)Amounts shown represent cash retainers for service in 2024. Messrs. Rishi and Sugrue elected to receive such fees in the form of RSUs. Mr. Smith elected to receive such fees in the form of RSUs through June 30, 2024.
(2)Due to the suspension of the S-8 Registration Statement, 2024 RSUs for the non-employee directors have not been granted.
All RSUs held as of December 31, 2024 by each non-employee director were fully vested.
Compensation Recovery (“Clawback”) Policy
Our Board adopted the Company’s Policy for Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), effective as of October 2, 2023 in accordance with SEC rules and then-applicable Nasdaq listing standards. The Clawback Policy provides that, in the event that the Company is required to prepare an accounting restatement of our financial statements due to material noncompliance with financial reporting requirements, the Company must recover any incentive-based compensation received by any current or former executive officers during the three completed fiscal years immediately preceding the date of the applicable accounting restatement the amount of the incentive-based compensation received by such executive officer that exceeds the amount that would have been received had such incentive-based compensation been determined based on the restated financial reporting measure.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Incentive Plans
See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 21, 2025 by:
•each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
•each of our 2023 NEOs, 2024 NEOs and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including (i) options and warrants that are currently exercisable or exercisable within 60 days of March 21, 2025 and (ii) RSUs that are vested and have not been released or are scheduled to vest within 60 days of March 21, 2025. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Latch, Inc., 1220 N. Price Rd, Suite 2, Olivette, Missouri 63132.
The beneficial ownership of our common stock is based on 164,825,277 shares of common stock issued and outstanding as of March 21, 2025. The information is based on Form 3s, Form 4s, Form 5s, Schedule 13Ds, Schedule 13Gs and Schedule 13G/As filed through March 21, 2025.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Entities affiliated with Avenir Latch Investors, LLC(1)	21,435,551	13.0%
Entities affiliated with Lux Ventures IV, L.P.(2)	11,312,962	6.9%
TS Innovation Acquisitions Sponsor, L.L.C.(3)	12,713,334	7.5%
Pan-Am Equities Inc.(4)	10,855,580	6.6%
Directors and Named Executive Officers:
Jamie Siminoff(5)	3,826,635	2.3%
Luke Schoenfelder(6)	6,099,301	3.6%
Peter Campbell	136,946	*
Patricia Han	164,495	*
Raju Rishi	189,435	*
J. Allen Smith	285,650	*
Robert J. Speyer(7)	13,087,185	7.7%
Andrew Sugrue(8)	21,603,077	13.1%
Michael Brian Jones(9)	2,632,910	1.6%
Barry Schaeffer	70,067	*
Jason Keyes	—	—
Marc Landy	—	—
Jason Mitura(10)	—	—
Directors and executive officers as a group (nine individuals)(11)	36,197,735	21.7%

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
(3)Based on a Schedule 13D filed September 20, 2021. Consists of (a) 7,380,000 shares of common stock and (b) 5,333,334 shares of common stock issuable upon exercise of the Private Placement Warrants. The Sponsor is the record holder of such shares of common stock. The sole manager of the Sponsor is Tishman Speyer. The general partner of Tishman Speyer is Tishman Speyer Properties, Inc. (“Tishman Speyer GP”). Robert J. Speyer, Chairman and Chief Executive Officer of TSIA prior to the Business Combination and a member of the Board since the Business Combination, and Jerry I. Speyer are the co-trustees of a voting trust that holds all voting common stock in Tishman Speyer GP and therefore may be deemed to share voting and investment power with respect to the securities reported herein. Each of the reporting persons disclaims any beneficial ownership of the securities reported herein, except to the extent of any pecuniary interest therein. The address for these entities and individuals is Rockefeller Center, 45 Rockefeller Plaza, New York, New York 10111.
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
(7)Consists of (a) 161,464 shares of common stock held directly by Mr. Speyer, (b) the shares of common stock identified in footnote (3) above, (c) 49,164 shares of common stock held by Madison Rock Investment, L.P. and (d) 163,223 shares of common stock held by Innovation Club Latch Holding, L.L.C. Speyer GP Holdings, LLC is the general partner of Madison Rock Investment, L.P., which is the managing member of Innovation Club Latch Holding, L.L.C. Mr. Speyer is the managing member of Speyer GP Holdings, LLC. As a result, Mr. Speyer may be deemed to share beneficial ownership over the shares of common stock held by Madison Rock Investment, L.P. and Innovation Club Latch Holding, L.L.C. but disclaims beneficial ownership except to the extent of his pecuniary interest therein. The address for these entities and Mr. Speyer is Rockefeller Center, 45 Rockefeller Plaza, New York, New York 10111.
(8)Consists of (a) 167,526 shares of common stock held directly by Mr. Sugrue and (b) the shares of common stock identified in footnote (1) above. Avenir Management Company, LLC is the investment advisor and manager of each of Avenir Latch Investors, LLC, Avenir Latch Investors II, LLC, and Avenir Latch Investors III, LLC. Avenir Management Company, LLC is controlled by an investment committee comprised of Mr. Sugrue and Jamie Reynolds. As a result, Mr. Sugrue may be deemed to share beneficial ownership over the shares of common stock represented herein.
(9)Consists of (a) 241,599 shares of common stock held directly by Mr. Jones and (b) 2,391,311 shares of common stock subject to exercisable options.
(10)Mr. Mitura ceased to be an executive officer of the Company on November 26, 2024 and held no common stock or outstanding equity incentive plan awards as of March 21, 2025.
(11)Consists of shares beneficially owned by the members of our Board, Mr. Lillis, Mr. Mayfield and Mr. Patel. Includes (a) 5,333,334 shares of common stock issuable upon exercise of the Private Placement Warrants and the following shares held by our directors and executive officers as a group: 92,355 shares of common stock subject to settlement of vested RSUs and 327,597 shares of common stock subject to exercisable options.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
In addition to the compensation arrangements with directors and executive officers described above in Item 11. “Executive Compensation,” the following is a description of each transaction since January 1, 2023, and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
Siminoff Employment Agreement
In connection with the HDW Acquisition, the Company and Mr. Siminoff entered into the Siminoff Employment Agreement. Pursuant to the Siminoff Employment Agreement, for 2023 and 2024, Mr. Siminoff received an annual base salary of $200,000 and an annual bonus opportunity of $500,000, which annual bonus opportunity could adjust in accordance with the Share Price Thresholds set forth in the table below, which Share Price Thresholds would be measured based on the greater of (i) the Company’s highest 90 trading day VWAP in the first six months of the year for which such annual bonus was paid and (ii) the Company’s highest 60 trading day VWAP in the last six months of the year for which such annual bonus was paid:

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
Siminoff Stock Restriction Agreement
In connection with the HDW Acquisition, the Company and Jamie Siminoff entered into the Original Siminoff Stock Restriction Agreement. Pursuant to the Original Siminoff Stock Restriction Agreement, in the event Mr. Siminoff ceased to be an employee of the Company prior to July 3, 2028, the Company had the right to repurchase, for nominal consideration, all of Mr. Siminoff’s Consideration Shares that had not already been released from transfer restriction, subject to certain exceptions. Upon an Exit, his Shares would accelerate in an amount equal to the greater of (i) the number of Consideration Shares to which he was entitled pursuant to the Share Price Thresholds (with linear interpolation of Shares based on the 60 trading day VWAP as of the date of Exit) and (ii) the number of Consideration Shares equal to the product of (a) his total Consideration Shares multiplied by (b) the quotient of (x) the number of calendar days between July 3, 2023 and his Exit divided by (y) 1,825; provided, however, that in no event would the number of Mr. Siminoff’s Consideration Shares that accelerate in connection with an Exit be less than 40% of the total number of his Consideration Shares.
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
2023 Registration Rights Agreement
On July 3, 2023, in connection with the consummation of the HDW Acquisition, the Company and certain of HDW’s stockholders, including Mr. Siminoff, entered into that the 2023 Registration Rights Agreement, pursuant to which the Company agreed to file a shelf registration statement registering the resale of the Registrable Securities (as defined in the 2023 Registration Rights Agreement) as promptly as reasonably practicable after the date on which the Company files its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and no later than the 20th business day following the filing date of such Quarterly Report). Up to twice in any 12-month period, the Holders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. The Company also agreed to provide customary “piggyback” registration rights to certain Holders designated as “Major Equityholders,” subject to certain requirements and customary conditions. The 2023 Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. In the event the Company is unable to file a registration statement required by the 2023 Registration Rights Agreement, the Company is not required to repurchase or settle any Registrable Securities.
Sponsor Agreement
In connection with the Business Combination in 2021, the Sponsor and TSIA’s directors and officers (collectively, the “Sponsor Agreement Parties”) entered into an amended and restated letter agreement (the “Sponsor Agreement”) with TSIA and Legacy Latch. Under the Sponsor Agreement, the Sponsor Agreement Parties agreed, among other things, not to transfer any shares of our common stock until the earlier of (i) the one-year anniversary of the TSIA Closing Date and (ii) (x) the date on which the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the TSIA Closing Date or (y) the date on which Latch completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Latch’s stockholders having the right to exchange their shares of our common stock for cash, securities or other property.
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
Commercial Agreements
During the years ended December 31, 2023 and 2024, we sold hardware and software in the ordinary course of business to properties owned by affiliates of Tishman Speyer for approximately $0.3 million and $0.1 million, respectively. We charge market rates for products and services, and we believe the commercial arrangements with these customers were entered into on an arm’s-length basis.
Ownership in Managed Properties
Mr. Siminoff is a limited partner in 14 entities owning properties (the “Door PM Customers”) that were formerly managed by Broadway and, as a result of the Property Management Acquisition, have been managed by Door PM since early 2024. In 2024, these Door PM Customers paid a total of $1.2 million (gross) in various fees and costs to Door PM, $0.3 million of which represents property management fees, with the remainder representing operational costs of the properties. Mr. Siminoff owns an average of 43% of the equity in the Door PM Customers, ranging from 4% to 97%. Given that the properties owned by the Door PM Customers have been cash flow positive since Mr. Siminoff’s ownership therein, Mr. Siminoff has not historically been required to contribute to any fee payments to Broadway or Door PM.
Consulting Arrangement
We employed Mr. Mitura as Chief Technology Officer between August 16, 2024 and November 26, 2024. Between January 1, 2024 and August 16, 2024, and again between November 26, 2024 and March 23, 2025, Mr. Mitura provided consulting services to the Company through his related entity. We paid the entity approximately $0.7 million for such services in 2024, as disclosed in Part III, Item 11, “Executive Compensation,” and paid the entity approximately $0.7 million in 2025.
Employment Arrangement
We previously employed Noah Schoenfelder, the adult sibling of Luke Schoenfelder, our former Chief Executive Officer and Chairman of the Board. Noah Schoenfelder was employed as Director of Customer Support and Product Experience and received in 2023 compensation totaling approximately $175,000. Luke Schoenfelder did not participate in setting his sibling’s compensation, which was commensurate with compensation paid to other similarly situated employees.
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
Director Independence
See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.”
Item 14. Principal Accounting Fees and Services
The following table presents fees for professional services rendered by Deloitte & Touche LLP (“Deloitte”) to us (including Legacy Latch) for the years subject to audit:

	Fiscal Year ended December 31,
	2023	2022	2021

Audit fees	$4,861,110	$8,685,000	$1,673,300
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total	$4,861,110	$8,685,000	$1,673,300
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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Specimen Common Stock Certificate.	S-1/A	4.2	10/30/2020
4.2	Specimen Warrant Certificate.	S-1/A	4.3	10/30/2020
4.3	Warrant Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as Warrant Agent.	8-K	4.1	11/13/2020
4.4	Description of the Registrant’s Securities.	10-K	4.4	12/19/2024
4.5	Form of Promissory Note.	8-K	4.1	5/16/2023
4.6	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
4.7	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1	Amended and Restated Registration Rights Agreement, dated as of June 4, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch named therein.	8-K	10.1	6/10/2021
10.2†	Latchable, Inc. 2014 Stock Incentive Plan.	S-4	10.12	3/10/2021
10.3†	Latch, Inc. 2016 Stock Plan.	S-4	10.13	3/10/2021
10.4†	Latch, Inc. 2021 Incentive Award Plan.	S-8	99.1	8/09/2021
10.5†	Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	10.8	6/10/2021
10.6†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8-K	10.9	6/10/2021
10.7	Letter Agreement, dated as of January 24, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch.	S-4	10.9	3/10/2021
10.8	Form of Subscription Agreement.	S-4	10.11	3/10/2021
10.9	Form of Indemnification Agreement.	S-4/A	10.15	3/30/2021
10.10	Investment Management Trust Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as trustee.	8-K	10.2	11/13/2020
10.11†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Luke Schoenfelder.	S-4	10.16	3/10/2021
10.12†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Michael Brian Jones.	S-4	10.17	3/10/2021

10.13†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Garth Mitchell.	S-4	10.18	3/10/2021
10.14†	Employment Agreement, dated as of January 24, 2021, by and between Legacy Latch and Ali Hussain.	S-4	10.19	3/10/2021
10.15†	Transition Agreement between Garth Mitchell and the Company, dated as of March 28, 2022.	10-Q	10.1	5/05/2022
10.16†	Employment Agreement between Barry Schaeffer and the Company, dated as of July 9, 2021.	10-Q	10.2	5/05/2022
10.17†	Severance Benefits Agreement by and between Latch, Inc. and Barry Schaeffer, dated as of December 2, 2022.	8-K	10.1	12/05/2022
10.18†	Separation Agreement and Release, dated January 11, 2023, by and between Latch, Inc. and Luke Schoenfelder.	8-K	10.1	1/11/2023
10.19†	Separation Agreement and Release, dated January 27, 2023, by and between Latch, Inc. and Barry Schaeffer.	8-K	10.1	2/02/2023
10.20†	Employment Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.1	5/16/2023
10.21†	Stock Restriction Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	5/16/2023
10.22	Registration Rights Agreement, dated as of July 3, 2023, by and among Latch, Inc. and the other parties thereto.	8-K	10.1	7/03/2023
10.23†	Employment Agreement, dated as of July 3, 2023, by and between Latch, Inc. and David Lillis.	8-K	10.1	7/10/2023
10.24†	Transition and Separation Agreement, dated as of July 10, 2023, by and between Michael Brian Jones and the Company.	8-K	10.2	7/10/2023
10.25*†	Amended and Restated Agreement for Interim Management Services by and between AP Services, LLC and the Company, dated January 10, 2023.	10-K	10.25	12/19/2024
10.26*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024
10.27†	Form of Performance-Based Option Agreement.	8-K	10.1	8/13/2024
10.28†	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	10.2	8/13/2024
10.29†	Employment Agreement, dated as of August 16, 2024, by and between Latch, Inc. and Jason Mitura.	8-K	10.3	8/13/2024
10.30†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.31†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.32*†	Separation and Transition Agreement and Release, dated as of November 26, 2024, by and between Latch Systems, Inc. and Jason Mitura.	8-K	10.1	11/27/2024
10.33†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.34†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.35†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
14.1	Code of Business Conduct and Ethics of Latch, Inc.	10-K	14.1	12/19/2024
19.1	Amended and Restated Insider Trading Compliance Policy (filed herewith).
21.1	List of Subsidiaries of Latch, Inc (filed herewith).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Latch, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	97.1	12/19/2024

101
The following financial information from Latch, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

Signature	Title	Date

/s/ David Lillis	Chief Executive Officer	March 26, 2025
David Lillis	(Principal Executive Officer)

/s/ Jeff Mayfield	Chief Financial Officer	March 26, 2025
Jeff Mayfield	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Campbell	Director	March 26, 2025
Peter Campbell

/s/ Patricia Han	Director	March 26, 2025
Patricia Han

/s/ Raju Rishi	Director	March 26, 2025
Raju Rishi

/s/ J. Allen Smith	Director	March 26, 2025
J. Allen Smith

/s/ Robert J. Speyer	Director	March 26, 2025
Robert J. Speyer

/s/ Andrew Sugrue	Director	March 26, 2025
Andrew Sugrue