Form 10-Q
period 2024-03-31
Latch, Inc.
filed 2025-11-05
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2025, there were 164,034,812 shares of the registrant’s common stock outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”), titled “Risk Factors.” Additionally, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which we expect to file concurrently with, or promptly after, the filing of this Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:
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
•regulatory disputes and governmental inquiries, including the SEC Investigation (as defined below);
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
•our ability to successfully identify, complete, integrate and realize synergies from acquisitions, such as the HelloTech Merger (as defined below), including the ability to retain key personnel from such acquisitions;
•the potential adverse impact of the HelloTech Merger and any future acquisitions, including the potential increase in risks already existing in our operations, poor performance or decline in value of HelloTech, Inc. or other acquired businesses and unexpected costs or liabilities that may arise from the HelloTech Merger or any future acquisitions; and

•the impact of remediating the findings of the Investigation.
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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents(1)	$108,600	$94,675
Available-for-sale securities	38,703	84,861
Accounts receivable, net	7,802	6,001
Inventories, net current	10,463	16,559
Prepaid expenses and other current assets	37,265	34,757
Total current assets	202,833	236,853
Property and equipment, net	1,039	1,465
Internally-developed software, net	9,173	9,757
Inventories, net non-current	13,752	10,143
Goodwill	25,574	25,322
Intangible assets, net	4,886	4,791
Other non-current assets	6,329	6,101
Total assets	$263,586	$294,432
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,420	$3,642
Current portion of long-term debt	22,000	22,000
Accrued expenses(1)	37,882	54,966
Deferred revenue, current	10,651	10,837
Other current liabilities	3,437	2,893
Total current liabilities	76,390	94,338
Deferred revenue, non-current	27,005	28,742
Other non-current liabilities	2,601	2,215
Total liabilities	105,996	125,295
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 175,462,145 and 175,462,145 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively(2)	19	19
Additional paid-in capital	772,315	770,196
Accumulated other comprehensive income	19	48
Accumulated deficit	(614,763)	(601,126)
Total stockholders’ equity	157,590	169,137
Total liabilities and stockholders’ equity	$263,586	$294,432

(1)Amount presented as of December 31, 2023 includes $19.3 million of cash required for a purchase of securities executed during the year ended December 31, 2023 but that was not deducted from the Company’s accounts until January 2024. See Note 2. Summary of Significant Accounting Policies - Cash and Cash Equivalents and Note 10. Accrued Expenses.
(2)Shares issued and outstanding as of March 31, 2024 and December 31, 2023 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023

Revenue
Hardware	$4,643	$5,345
Software	5,037	3,973
Professional services	2,355	1,832
Total revenue	12,035	11,150
Cost of revenue(1)
Hardware	3,025	11,589
Software	357	419
Professional services	2,199	1,633
Total cost of revenue	5,581	13,641
Operating expenses
Research and development	4,201	9,063
Sales and marketing	2,499	4,556
General and administrative	11,849	15,194
Depreciation and amortization	1,896	1,823
Total operating expenses	20,445	30,636
Loss from operations	(13,991)	(33,127)
Other income, net
Change in fair value of warrant liability	(54)	(90)
Interest income, net	446	269
Other (expense) income, net	(36)	35
Total other income, net	356	214
Loss before income taxes	(13,635)	(32,913)
Provision for income taxes	2	11
Net loss	$(13,637)	$(32,924)
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(35)	680
Foreign currency translation adjustment	6	(2)
Comprehensive loss	$(13,666)	$(32,246)
Net loss per common share:
Basic and diluted net loss per common share	$(0.09)	$(0.23)
Weighted average shares outstanding:
Basic and diluted	156,386,470	144,609,513

(1)Exclusive of depreciation and amortization shown in operating expenses.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Three months ended March 31, 2023
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2023	144,610	$16	$735,785	$(1,460)	$(493,586)	$240,755
Stock-based compensation	—	—	4,680	—	—	4,680
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized gain on available-for-sale securities	—	—	—	680	—	680
Net loss	—	—	—	—	(32,924)	(32,924)
March 31, 2023	144,610	$16	$740,465	$(782)	$(526,510)	$213,189

	Three months ended March 31, 2024
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2024	175,462	$19	$770,196	$48	$(601,126)	$169,137
Stock-based compensation	—	—	2,119	—	—	2,119
Foreign currency translation adjustment	—	—	—	6	—	6
Unrealized loss on available-for-sale securities	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(13,637)	(13,637)
March 31, 2024	175,462	$19	$772,315	$19	$(614,763)	$157,590

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023

Operating activities
Net loss	$(13,637)	$(32,924)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,896	1,823
Non-cash interest income	(666)	(158)
Change in fair value of warrant liability	54	90
Realized loss on available-for-sale securities	1	—
Unrealized loss on marketable securities	82	—
Loss on disposal of fixed assets	206	—
Impairment loss on long-lived assets	—	55
Provision for expected credit losses, net of recoveries	(199)	(626)
Provision for credit losses on contract assets	(92)	8
Stock-based compensation expense	2,070	4,266
Changes in assets and liabilities (excluding effects of acquisition)
Accounts receivable	(1,602)	(3,244)
Inventories, net	2,487	8,031
Prepaid expenses and other current assets	(2,416)	(774)
Other non-current assets	(86)	(755)
Accounts payable	(1,156)	(4,278)
Accrued expenses	(17,083)	3,656
Other current liabilities	632	(988)
Other non-current liabilities	332	297
Deferred revenue	(1,923)	(210)
Net cash used in operating activities	(31,100)	(25,731)
Investing activities
Purchase of available-for-sale securities	(3,669)	(10,027)
Proceeds from sales and maturities of available-for-sale securities	50,374	42,845
Business acquisition, net of cash acquired	(580)	—
Purchase of property and equipment	(10)	(10)
Capitalized internally-developed software	(953)	(211)
Net cash provided by investing activities	45,162	32,597
Effect of exchange rate on cash	(137)	(4)
Net change in cash and cash equivalents	13,925	6,862
Cash and cash equivalents
Beginning of period	94,675	109,828
End of period	$108,600	$116,690
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$49	$414
Net assets acquired as part of business acquisitions	$328	$—
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

1.DESCRIPTION OF BUSINESS
Latch, Inc. (referred to herein, collectively with its subsidiaries, as “Latch,” “DOOR” or the “Company”) is a technology company delivering an integrated ecosystem of hardware, software and services designed to enhance operations and experiences within buildings, primarily serving the multifamily rental market. In August 2025, the Company rebranded as DOOR, although its legal name remains Latch, Inc.
The Company’s revenues are derived primarily from operations in North America. The Company’s operations consist of one reportable segment.
In May 2019, the Company incorporated Latch Taiwan, Inc., a wholly-owned subsidiary, in the state of Delaware. In October 2020, the Company incorporated Latch Insurance Solutions, LLC, a wholly-owned subsidiary, in the state of Delaware. In September 2021, the Company incorporated Latch Systems Ltd, a wholly-owned subsidiary, in England and Wales.
On June 4, 2021, the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of January 24, 2021 (the “TSIA Merger Agreement”), by and among the Company (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc. (“Legacy Latch”)) and Lionet Merger Sub Inc., a wholly-owned subsidiary of TSIA (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly-owned subsidiary of the Company (the “Business Combination” and, collectively with the other transactions described in the TSIA Merger Agreement, the “Transactions”). In connection with the consummation of the Transactions (the “Closing”), the Company changed its name from TS Innovation Acquisitions Corp. to Latch, Inc. The “Post-Combination Company” following the Business Combination is Latch, Inc. In August 2025, Latch Systems, Inc. changed its name to DOOR Systems, Inc. (referred to as “Legacy Latch,” “Latch Systems” or “DOOR Systems,” as the context requires).
In July 2023, the Company completed its acquisition of Honest Day’s Work, Inc. (“HDW”) in order to acquire HDW’s technology assets to accelerate the development of the Company’s platform, enable the Company to offer resident services and incorporate HDW’s team members (the “HDW Acquisition”). In connection with the HDW Acquisition, the Company formed two subsidiaries, one of which was the surviving entity of the HDW Acquisition and was renamed Honest Day’s Work, LLC.
In January 2024, in connection with the acquisition of a property management business, the Company formed Door Property Management, LLC (“DPM”). In June 2024, in connection with the HelloTech Merger (as defined and further described below), the Company formed a subsidiary into which HelloTech, Inc. (“HelloTech”) merged as the surviving entity.
Effective November 1, 2023, the Company relocated its headquarters to St. Louis (Olivette), Missouri. From 2023 through 2024, the Company operated offices in Denver, Colorado, New York, New York, Los Angeles, California, Boston, Massachusetts, Argentina and Taiwan.
Investigation and Restatement
During the quarter ended June 30, 2022, the audit committee of the Company’s board of directors (the “Board”) commenced an investigation (the “Investigation”) of certain of the Company’s key performance indicators and revenue recognition practices, including the accounting treatment, financial reporting and internal controls related thereto. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements (the “Financial Statement Review”). The Company identified errors related to, among other items: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, and (iv) errors in certain key performance indicators, including “bookings” and related metrics. As a result of the Investigation and Financial Statement Review, the Company restated certain of its financial statements (the “Restatement”) in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, which are included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2025.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Latch, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications would not have a material effect on the reported financial results.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2024 and December 31, 2023, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
In addition, the Company’s cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. To date, the Company has not recognized any losses caused by uninsured balances.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in available-for-sale securities on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 was $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end. See Note 10. Accrued Expenses.
Marketable Securities
The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other (expense) income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company periodically evaluates its investments to determine if impairment charges are required.
Accounts Receivable, Net and Contract Balances
The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Accounts Receivable, Net
A receivable is a right to consideration that is unconditional. The Company recognizes accounts receivable when the right to consideration is unconditional, such that only the passage of time is required before payment is due. The Company extends credit based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts outstanding longer than the contractual payment terms are considered past due. The fair value of accounts receivable approximates book value due to the short-term nature of the payment terms. Accounts receivable are stated at net realizable value, which represents the face value of the receivable less (i) an allowance for expected credit losses and (ii) a reserve for returns (see “—Revenue Recognition”).
The opening and closing balances of accounts receivable, net is as follows:

	March 31, 2024	December 31, 2023
Balance at beginning of the year	$6,001	$7,026
Ending balance	$7,802	$6,001
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
The allowance for expected credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, the Company considers various risk characteristics, including the financial asset type, size and historical or expected credit loss pattern. The Company has considered customer identity, customer type and product lines and determined that further segmentation of the accounts receivable would not yield a materially different credit loss allowance. The Company only segments its receivables based on the age of the outstanding balance.
As of March 31, 2024 and December 31, 2023, the allowance for expected credit losses contains an estimate of credit losses for any outstanding invoices. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three Months Ended March 31,
	2024	2023
Balance as of beginning of period	$496	$2,537
Provision for expected credit losses	99	453
Recoveries	(298)	(1,079)
Write-offs charged against the allowance	(192)	(921)
Balance as of end of period	$105	$990
Contract Balances
The Company enters into contracts with its customers, which may give rise to contract assets (unbilled receivables) and contract liabilities (deferred revenue) due to timing differences between revenue recognition and billing.
Contract assets (unbilled receivables) represent amounts for which the Company has recognized revenue for contracts that have not yet been invoiced to customers where there is a remaining performance obligation. For hardware contracts, customers are billed after shipment of the hardware, with payment typically due within 45 days of the receipt of the invoice. For software contracts, customers are typically billed in advance of services on either an annual or monthly basis over the contract term. Payment is due within 30 days of the receipt of the invoice. For installation contracts, customers are billed after the service has been performed, with payment typically due within 30 days of the receipt of the invoice.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company recognizes contract assets (unbilled receivables) when the performance obligation precedes the invoice date, which is generally the case for the Company’s installation contracts. The Company estimates and recognizes its expected credit losses on unbilled receivables. The Company presents its contract assets (unbilled receivables) net of any expected credit losses within prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets. The opening and closing balances of contract assets (unbilled receivables) are as follows:

	March 31, 2024	March 31, 2023
Balance at beginning of the year	$5,942	$942
Ending balance	8,031	1,817
Change	$2,089	$875
The difference between the opening and closing balances of the Company’s contract assets (unbilled receivables) primarily results from timing differences between the Company’s performance and the customer’s payment as well as the number of active installation projects.
The Company records contract liabilities (deferred revenue) when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	March 31, 2024	March 31, 2023
Balance at beginning of the year	$39,579	$41,925
Ending balance	37,656	41,715
Change	$(1,923)	$(210)
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily related to a shift from multi-year contracts billed upfront to contracts billed on an annual basis resulting in less deferred revenue being added upon invoice date.
The Company recognized $4.4 million of prior year deferred software revenue during the three months ended March 31, 2024 and $14.1 million during the year ended December 31, 2023.
Contract liabilities (deferred revenue) consisted of the following:

	March 31, 2024	December 31, 2023
Revenue	$13,928	$13,056
Interest expense	(3,277)	(2,219)
Total current deferred revenue	$10,651	$10,837

Revenue	$33,475	$37,187
Interest expense	(6,470)	(8,445)
Total non-current deferred revenue	$27,005	$28,742
Inventories, Net
Inventories, net consist of raw materials, finished goods and channel inventory and are stated at the lower of cost or net realizable value with cost being determined using the average cost method. Finished goods are purchased from contract manufacturers and component suppliers. Hardware shipped to channel partners is considered channel inventory until there is evidence a contract exists and control has passed to the customer.
The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory to their net realizable value based upon estimates of future demand and market conditions, when necessary. Net inventories in excess of one year of historical sales are classified as other non-current assets on the accompanying Condensed Consolidated Balance Sheets. Inventory on hand that exceeds a three year forecasted sales projection is recorded as an excess

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

and obsolete inventory reserve. This reserve is comprised of inventory greater than the amount that can be used to meet future needs (excess) or for which the product is outdated or otherwise not expected to be sold (obsolete).
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are recorded at cost and primarily consist of insurance receivables, prepaid inventory, unbilled receivables and other various payments that the Company has made in advance for goods or services to be received in the future.
Insurance receivables are collected from third-party insurance providers for covered litigation matters once applicable retentions or deductibles have been satisfied. Prepaid inventory charges are incurred to secure the production of inventory prior to delivery. Upon delivery of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the accompanying Condensed Consolidated Balance Sheets. Unbilled receivables are recognized when the Company (i) provisions software access, (ii) provides services or (iii) ships hardware, in each case in advance of billing.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful life in years
Office furniture	5
Computers and equipment	3 - 5
Vehicles	5
Leasehold improvements	10
The Company capitalizes the cost of pre-production tooling that it owns. Pre-production tooling that the Company will not own or that will not be used in producing products under long-term supply arrangements, including the related engineering costs, is expensed as incurred.
Internally-Developed Software, Net
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
Goodwill
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. The Company evaluates goodwill for impairment annually, as of December 31 of each year, or more frequently whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, customer engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit or a sustained decrease in stock price. Operating as a single reporting unit, the Company’s entire goodwill balance is subject to this assessment. Goodwill is not amortized and is evaluated annually for impairment, as of December 31 of each year, or more frequently if indicators of impairment exist. As of March 31, 2024 and December 31, 2023, the accompanying Condensed Consolidated Balance Sheets includes $25.6 million and $25.3 million, respectively, in goodwill.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, in which the purchase price is allocated to the assets acquired and liabilities assumed and recorded at their estimated fair values at the date of acquisition. Management is required to make significant assumptions and estimates in determining the fair value of the assets acquired, particularly the intangible assets. Purchased intangible assets are primarily comprised of acquired trade names and customer relationships that are recorded at fair value at the date of acquisition. The Company utilizes third-party valuation specialists to assist it in the determination of the fair value of the intangibles. The fair value of acquired trade names and developed technology is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about projected revenue growth rates, royalty rates and discount rates. The fair value of customer relationships is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about projected revenue growth rates, customer attrition rates, profit margins and discount rates. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Determining the useful lives of intangible assets also requires management to make various assumptions and is inherently uncertain. There is a measurement period of up to one year in which to finalize the fair value determinations, and preliminary fair value estimates may be revised if new information is obtained during this period.
Intangible Assets, Net
Intangible assets, net are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Intangible assets are typically classified as Level 3 measurements within the fair value hierarchy.
Intangible assets, net consisted of the following:

	March 31, 2024	December 31, 2023
Developed technology	$3,795	$3,795
Domain names	1,634	1,634
Customer relationships	295	—
Patents	37	37
Non-compete	10	—
Licenses	4	4
Intangible assets	5,775	5,470
Less: accumulated amortization	(889)	(679)
Total intangible assets, net	$4,886	$4,791
Total amortization expense related to intangible assets was $0.2 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5
Total intangible impairment expense was zero for both the three months ended March 31, 2024 and 2023.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Leases
The Company accounts for its leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Lease Accounting (“ASC 842”). ASC 842 requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The Company did not have any finance leases or subleases as of March 31, 2024 and December 31, 2023.
The Company determines if an arrangement contains a lease at contract inception. As part of the lease determination process, the Company assesses several factors, including, but not limited to, whether there is a right to control and direct the use of the asset and whether the other party has a substantive substitution right. As the Company’s leases generally do not have identical or nearly identical contract provisions, the Company accounts for each of its leases at the contract level.
The Company recognizes a right-of-use (“ROU”) asset and lease liability at the lease commencement date and thereafter. ROU assets represent the right to use an underlying asset for the term of the lease, and lease liabilities represent the obligation to make lease payments throughout the term of the lease. The lease terms include any renewal options and termination options that the Company is reasonably assured to exercise, if applicable.
The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future payments for those leases. The IBR is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of comparable value to the ROU asset in a similar economic environment. IBR therefore reflects what the Company “would have to pay,” which requires estimation when no observable rates are available or where the applicable rates need to be adjusted to reflect the terms and conditions of the lease. In calculating its IBR, the Company considers observed debt rates and the significant financing component of longer-term software contracts. The Company’s leases are generally not sensitive to changes in IBR due to their relatively short terms.
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the accompanying Condensed Consolidated Balance Sheets. The lease liability is calculated as the present value of the remaining future lease payments over the lease term, including reasonably assured renewal options.
The Company has made the policy election to not separate lease and non-lease components for any of its leases within its existing classes of assets. The Company will evaluate this election for any new leases involving a new underlying class of asset. The Company has also made the policy election to not recognize a lease liability or ROU asset for any leases with a term of 12 months or less. These lease payments are recognized on a straight-line basis over the lease term.
The Company has evaluated lease renewal options on a contract-by-contract basis to determine whether specific circumstances would result in the conclusion that any options are reasonably certain to be exercised. Generally, the Company does not enter into lease arrangements where the option to renew or terminate a lease is controlled by the lessor.
Rent expense is allocated among cost of revenue, research and development, sales and marketing, and general and administrative, based on the use of the underlying leased property.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC 606 and its related amendments (collectively known as ASC 606, Revenue from Contracts with Customers). Revenues are recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company currently generates its revenues from three primary sources: (1) sales of hardware devices, (2) licenses of software products, and (3) professional services.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Performance Obligations
The Company enters into contracts that contain multiple distinct performance obligations: hardware, software and professional services. The hardware performance obligation is the delivery of hardware. The software performance obligation allows the customer access to the software during the contracted-use term when the promised service is transferred to the customer. The professional services obligation includes the activation and installation of hardware and DPM’s performance of property management services. The Company has determined that the hardware, software and professional services are individual distinct performance obligations because they can be and generally are sold by the Company on a standalone basis, and because other vendors sell similar technologies and services on a standalone basis.
For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the good or service separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions, historical pricing data and internal pricing guidelines related to the performance obligations. The Company then allocates the transaction price among those obligations based on the estimation of standalone selling price. The transaction price is determined within the terms of the contract. Historically for software revenue, the Company determined a significant financing component exists, as described below.
Hardware
The Company generates hardware revenue primarily from the sale of its portfolio of devices. The Company sells hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through its channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when there is evidence a contract exists and control has been transferred to the customer. The Company has determined that control transfers to a customer when hardware is shipped, as the Company’s standard delivery terms are Free on Board (“FOB”) Shipping Point. Certain customers may request FOB Destination, in which case control transfers to the customer upon delivery to the requested destination.
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three months ended March 31, 2024 and 2023, the reserve recorded for hardware warranties was approximately 3% and 1%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three months ended March 31, 2024 and 2023, the allowance for returns resulted in a recovery of revenue by $0.1 million and $0.1 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $1.0 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Professional Services
The Company generates professional services revenue in two primary ways: (i) by facilitating smart access hardware installation and activation to multifamily building customers and (ii) through property management services performed by DPM for its multifamily building customers.
The Company provides smart access hardware installation and activation services to select customers. The revenues associated with these services are recognized over time based on a percentage of the installation completed and represent a transfer of services to a customer under contract.
DPM’s property management services include operating DPM customers’ buildings, which involves maintenance and repair, construction supervision, leasing and administrative services, typically pursuant to a property management agreement with an annual term. Property management service revenues are recognized ratably over the service period.
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

	Three Months Ended March 31,
	2024	2023
Point-in-time revenue:
Hardware	$4,643	$5,345
Total point-in-time revenue	4,643	5,345
Period-of-time revenue:
Software	5,037	3,973
Hardware installation and activation services	2,189	1,832
Property management services	163	—
Other	3	—
Total period-of-time revenue	7,392	5,805
Total revenue	$12,035	$11,150
Deferred Contract Costs
The Company capitalizes commission expenses that are incremental to obtaining customer software contracts. Costs related to the initial signing of software contracts are amortized over the average customer life, which has been estimated to be ten years based upon contract duration, including renewals and extensions. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current and are included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets; the remaining portion is recorded as deferred contract costs, non-current and is included in other non-current assets on the accompanying Condensed Consolidated Balance Sheets. Amortization expense is included in sales and marketing expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2024	$3,539
Additions to deferred contract costs	6
Amortization of deferred contract costs	(108)
Balance as of March 31, 2024	$3,437
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
Cost of professional services revenue consists primarily of (i) third-party installation labor costs and parts and materials and (ii) costs related to third-party property service providers.
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
Impairment of Long-Lived Assets other than Goodwill and Intangible Assets
The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
During the three months ended March 31, 2024 and 2023, zero and $0.1 million, respectively, of long-lived assets were impaired, which is included in general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
Restructuring
Costs associated with a restructuring plan generally consist of involuntary employee termination benefits, contract termination costs and other exit-related costs, including costs to close facilities. The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred for the remaining term of a contract without

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

economic benefit are recognized as of the cease-use date. Restructuring and related costs may also include the write-down of related assets, including operating lease ROU assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit-related costs are recognized as incurred. Restructuring and related costs are recognized as an operating expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and are classified based on the Company’s classification policy for each category of operating expense.
Other Income, Net
Other income, net consists of interest expense associated with the significant financing component of the Company’s longer-term software contracts, interest expense associated with the Company’s previous debt financing arrangements, interest income on highly liquid short-term investments, and gain or loss on change in fair value of derivatives, warrant liabilities and trading securities.
Interest income, net is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Interest income	$2,002	$1,506
Interest expense	(1,556)	(1,237)
Interest income, net	$446	$269
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company recorded a full valuation allowance against its deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in estimate occurs.
Stock-Based Compensation
The Company periodically issues options, restricted stock units (“RSUs”) and shares of its common stock as compensation for services received from its employees and directors. The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The fair value amount is then recognized as expense ratably over the requisite vesting period of the individual grant, generally equal to the vesting period using the straight-line method. Stock-based compensation expense is recorded on a straight-line basis over the vesting period in the same expense classifications on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as if such amounts were paid in cash. The Company records forfeitures as they occur.
The Company estimates the fair value of RSUs using the last trading price of its common stock as of the grant date. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock options that vest over time. The Black-Scholes option-pricing model requires the use of the following highly subjective assumptions to determine the fair value of stock options:
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
The Company estimates the fair value and requisite service period of market-based option awards as of the grant date based on the Monte Carlo simulation model with the assistance of an independent third-party valuation specialist. The Monte Carlo simulation model is built on certain assumptions, including stock price volatility. The Company cannot predict the prices at which its common stock will trade in the future, and achievement of market conditions may occur in periods different than estimated. Compensation costs related to awards with market conditions are recognized on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied and are not reversed, provided that the requisite service period derived from the Monte-Carlo simulation has been completed. See Note 15. Stock-Based Compensation.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities. See Note 5. Investments.
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of March 31, 2024 and December 31, 2023, the Company had one customer that accounted for $3.8 million and $3.1 million, or 44% and 43%, respectively, of gross accounts receivable. As of March 31, 2024 and December 31, 2023, the Company had one customer that accounted for $7.3 million and $5.3 million, or 90% and 87%, of unbilled receivables, respectively. For the three months ended March 31, 2024 and 2023, the Company had one customer that accounted for $4.6 million and $3.8 million, or 38% and 34%, respectively, of total revenue.
Legal Fees
The Company accounts for legal fees as they are incurred and typically classifies such fees as general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Total legal fees were $4.1 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 for interim periods beginning in the three months ended March 31, 2024 on a retrospective basis, which resulted in appropriate adjustments of prior year disclosures. The impact of ASU 2023-07 resulted in additional disclosures in the notes to the condensed consolidated financial statements. See Note 3. Segment Reporting.
Accounting Pronouncements Not Yet Adopted
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating ASU 2023-09 to determine the impact on its condensed consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which contains amendments to the ASC to remove references to various FASB concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. In addition, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date in January 2025 to clarify the requirement to adopt the ASU 2024-03 in annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating these standards to determine the impact on its condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its condensed consolidated financial statements.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.
3.SEGMENT REPORTING
As of March 31, 2024, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the executive team, which included the Interim Chief Executive Officer, Interim Chief Financial Officer, Chief Strategy Officer and Senior Vice President of Finance. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly.
The accompanying Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023 reflect the one reportable segment.
Geographic Information
The Company’s revenues are primarily generated in the United States. Revenues outside of the United States were approximately $0.4 million and zero for the three months ended March 31, 2024 and 2023, respectively. The Company does not have any long-lived assets located outside the United States.
4.ACQUISITIONS
Door Property Management
In March 2024, the Company announced the launch of DPM in conjunction with the acquisition of substantially all of the assets of the property management division of The Broadway Company, a Boston-based real estate investment company (the “Property Management Acquisition”). The Property Management Acquisition enables the Company to (i) operate all aspects of multifamily residential properties, from physical management to providing advanced technology solutions, and (ii) gain hands-on experience in property management to further refine and optimize its products and services.
The Property Management Acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”) as of March 31, 2024. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company incurred approximately $0.2 million in transaction-related expenses. The

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

aggregate acquisition date fair value of the purchase consideration for the Property Management Acquisition was comprised of the following:

Cash paid	$580
Fair value of total consideration transferred	$580
Total purchase consideration was funded from available Company funds. The purchase consideration allocation of the acquired assets, based on their estimated fair values as of the respective acquisition dates, is as follows:

Property and equipment	$24
Intangible assets	305
Goodwill	251
Fair value of net assets acquired	$580
Goodwill of approximately $0.3 million was recognized in connection with the Property Management Acquisition, primarily reflecting expected synergies and economies of scale from combining the operations of the Company and DPM. The goodwill is expected to be deductible for income tax purposes.
Because the Property Management Acquisition is not material to the Company’s condensed consolidated financial statements, the revenue and earnings since the acquisition date, as well as pro forma revenue and earnings information, have not been presented.
HDW Acquisition
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
Following are the supplemental consolidated financial results of the Company for the three months ended March 31, 2023 on an unaudited pro forma basis, as if the HDW Acquisition had been consummated on January 1, 2022:

Total revenue	$11,150
Net loss	$(33,793)
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
For the three months ended March 31, 2024, activity related to the HDW Acquisition is included in the Company’s consolidated results. The operating results of this business were immaterial to the Company’s consolidated results of operations.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

5.INVESTMENTS
Available-for-Sale Securities (Marketable Securities)
The Company’s investments in marketable securities are classified and accounted for as available-for-sale and consist of high quality asset-backed securities, commercial paper, corporate bonds and U.S. Government debt securities. The Company’s marketable securities with remaining effective maturities of 12 months or less from the balance sheet date are classified as current; otherwise, they are classified as non-current on the accompanying Condensed Consolidated Balance Sheets. Commercial paper and corporate bonds and U.S. Government debt securities are classified as current assets while asset-backed securities are classified as non-current assets. Unrealized gains and losses on marketable securities classified as available-for-sale are recognized in other comprehensive income (loss).
The Company’s marketable securities by security type are summarized as follows:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$38,694	$9	$38,703
Total available-for-sale securities	$38,694	$9	$38,703

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Commercial paper and corporate bonds	$54,374	$31	$54,405
U.S. Government debt securities	30,440	16	30,456
Total available-for-sale securities	$84,814	$47	$84,861
As of March 31, 2024 and December 31, 2023, the Company recorded $0.01 million and $0.05 million, respectively, of gross unrealized gain in accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of March 31, 2024
	Amortized Cost	Estimated Fair Value
Due in less than one year	$38,694	$38,703
Due in one to five years	—	—
Total investments	$38,694	$38,703

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in less than one year	$83,435	$84,861
Due in one to five years	—	—
Total investments	$83,435	$84,861
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
As of March 31, 2024, the Company had not identified any impairment indicators in its investments.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

For the three months ended March 31, 2024, the Company received $50.4 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. For the three months ended March 31, 2023, the Company received $42.8 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. Gains and losses are determined using the first-in, first-out method.
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
As there was no readily determinable fair value of the acquirer’s common stock, the Company elected to apply the measurement alternative to subsequently value the private company equity interests in accordance with ASC 321, Investments - Equity Securities. The contingent consideration was further discounted to reflect the estimated achievement of the performance milestone. The Company classified the consideration received within Level 3 of the fair value hierarchy. See Note 6. Fair Value Measurements. Changes in fair value are reported in other (expense) income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three months ended March 31, 2023, the Company recorded a gain on the contingent consideration of $0.1 million, on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of March 31, 2024 and December 31, 2023, the fair value of the investment in private company was $1.0 million and $1.0 million, respectively, and presented in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

6.FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of March 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash	$2,077	$—	$—	$2,077
Money market funds and other cash equivalents	—	106,523	—	106,523
Total cash and cash equivalents	2,077	106,523	—	108,600
Available-for-sale securities	—	38,703	—	38,703
Investment in private company	—	—	954	954
Total assets	$2,077	$145,226	$954	$148,257

Liabilities
Warrant liability	$—	$54	$—	$54
Total liabilities	$—	$54	$—	$54

	As of December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash	$81,641	$—	$—	$81,641
Money market funds and other cash equivalents	11,221	1,813	—	13,034
Total cash and cash equivalents	92,862	1,813	—	94,675
Available-for-sale securities	—	84,861	—	84,861
Investment in private company	—	—	954	954
Total assets	$92,862	$86,674	$954	$180,490
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
As of March 31, 2024 and December 31, 2023, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
As discussed in Note 5. Investments, the Company recorded a gain on the contingent consideration of $0.1 million during the three months ended March 31, 2023.
During the three months ended March 31, 2024, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three months ended March 31, 2024.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

7.INVENTORIES, NET
Inventories, net consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$6,588	$6,665
Finished goods	3,875	9,479
Channel inventory	—	415
Total current inventories, net	10,463	16,559
Finished goods, non-current, net	13,752	10,143
Total inventories, net	$24,215	$26,702
The total excess and obsolete inventory reserve as of March 31, 2024 and December 31, 2023 was $12.8 million and $12.9 million, respectively.
8.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Insurance receivable	$10,961	$10,961
Prepaid inventory	13,317	11,745
Unbilled receivables, net	8,031	5,942
Investment in private company	954	954
Prepaid capitalized incentives	437	436
Prepaid installation payments	22	678
Other prepaid expenses and other current assets	3,543	4,041
Total prepaid expenses and other current assets	$37,265	$34,757
9.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	March 31, 2024	December 31, 2023
Internally-developed software	$22,035	$21,613
Software-in-development	1,272	841
Less: accumulated amortization	(14,134)	(12,697)
Total internally-developed software, net	$9,173	$9,757
During the three months ended March 31, 2024 and 2023, the Company capitalized $0.9 million and $0.7 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service.
Total amortization expense related to internally-developed software for the three months ended March 31, 2024 and 2023 was $1.4 million and $1.5 million, respectively. Impairment expense, which is included in general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, was zero and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

10.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accrued compensation	$553	$2,099
Accrued warranties	123	128
Accrued purchases	2,198	258
Accrued non-cancellable purchase commitments	—	588
Accrued audit fees	1,327	419
Accrued litigation costs	28,642	26,819
Investment purchases payable	—	19,322
Accrued restructuring costs	314	1,301
Other accrued expenses	4,725	4,032
Total accrued expenses	$37,882	$54,966
As of March 31, 2024 and December 31, 2023, accrued litigation costs primarily included (i) $1.95 million related to settlement of the Brennan Action, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the Schwartz Action and (iv) the Company’s $14.875 million share of the settlement in the Merger Lawsuits, each as defined and/or further described in Note 12. Commitments and Contingencies.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in the balance of available-for-sale securities on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 is $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end.
11.DEBT
In connection with the HDW Acquisition, in July 2023 the Company issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of unsecured promissory notes (“Promissory Notes”). The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from The Nasdaq Stock Market LLC (“Nasdaq”)) or change of control of the Company. As of December 31, 2023, the Company concluded that it was virtually certain the Promissory Notes would become payable within the upcoming 12 months due to the Company’s then-anticipated delisting from Nasdaq, which was an event of default with respect to the Promissory Notes. Consequently, the Company reclassified the debt obligation as current as of December 31, 2023, despite the event of default not yet occurring. On April 26, 2024, the Company repaid the Promissory Notes in full without penalty in the amount of $23.9 million, including principal and accrued interest, to the holders of the Promissory Notes.
12.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

March 31, 2024 and December 31, 2023, the Company had unfunded non-cancellable purchase commitments of zero and $0.6 million, respectively. See Note 10. Accrued Expenses.
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
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The court approved the settlement on May 28, 2025. The Company paid the settlement amount in March 2025. The amount of the settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. Under the terms of the settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. The Company does not expect insurers to contribute to the settlement amount.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the proposed settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The parties filed a final stipulation of settlement in June 2025, which was preliminarily approved by the court in August 2025 and remains subject to final approval. The Company expects to pay the settlement amount before December 31, 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
On May 9, 10 and 18, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0540 (together, the “Merger Lawsuits”). On July 6, 2023, the court consolidated the Merger Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, L.L.C. Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Merger Lawsuits allege that TSIA’s directors and officers, and alleged entity and individual controllers, breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA and by approving a merger unfair to TSIA’s stockholders. The Merger Lawsuits include claims for breach of fiduciary duty, unjust enrichment, damages and an award of costs and attorneys’ fees to the putative class. Pursuant to the TSIA Merger Agreement, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Merger Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages or liabilities incurred in connection with these actions. In April 2024, Latch and the Sponsor agreed to share the costs of the settlement amount equally. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal and release of all claims against the defendants and the Company. The full settlement amount of $29.75 million was paid in January 2025, and the court approved the settlement in July 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Merger Lawsuits. Of the $29.75 million, the Company’s insurers paid $10.0 million and Latch paid $4.875 million. The net amount of the Company’s share of the settlement ($4.875 million) is reflected in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed. The Company’s share of the settlement amount of $14.875 million is reflected as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The insurance contribution of $10.0 million is reflected as prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-07473 (the “Gottlieb Action”). The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. At this time, the Company is negotiating a potential settlement and has estimated a potential loss and accrued $0.1 million of expenses on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2024. The Company does not believe the allegations are meritorious and intends to vigorously defend against them. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Litigation, Case No. 1:23-cv-01273. The parties agreed to stay the action until 21 days following the resolution of any and all motions to dismiss both the Brennan Action and the Schwartz Action. The parties are in discussions regarding a potential resolution.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of March 31, 2024 and December 31, 2023, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2024 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
13.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	March 31, 2024	December 31, 2023
Stock options issued and outstanding	12,513,799	12,516,060
Restricted stock units issued and outstanding	6,070,488	6,126,062
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares	37,983,854	29,116,354
Total	71,901,442	63,091,777
Public Warrants
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
Private Placement Warrants
As part of the Closing of the Business Combination, Legacy Latch assumed the private placement warrants that were originally issued in connection with TSIA’s initial public offering (the “Private Placement Warrants”). In response to SEC guidance, the Company determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
14.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended March 31,
	2024	2023
Net loss	$(13,637)	$(32,924)

Basic weighted-average common shares(1)	156,386,470	144,609,513
Effect of dilutive securities	—	—
Diluted weighted-average common shares(1)	156,386,470	144,609,513
Basic and diluted net loss per common share	$(0.09)	$(0.23)

(1)The basic and diluted weighted-average common shares exclude (i) the Sponsor Shares and (ii) with respect to the three months ended March 31, 2024, shares held by Jamie Siminoff, who was the Company’s Chief Strategy Officer, that were subject to a right of repurchase held by the Company.
The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	March 31, 2024	March 31, 2023
Stock options	12,513,799	12,711,923
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	19,075,675	—
Restricted stock units(1)	6,070,488	10,021,653
Warrants	15,333,301	15,333,301
Total	53,731,263	38,804,877

(1)Amount includes 4,531 liability-based RSUs as of March 31, 2023 that the Company settled in cash. As a result, the shares of common stock underlying the liability-based RSUs were not issued upon vesting and were returned to the 2021 Incentive Award Plan as available shares.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

15.STOCK-BASED COMPENSATION
The components of stock-based compensation expense were as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	$58	$318
Restricted common stock(1)	1,386	—
Restricted stock units	675	4,362
Capitalized costs(2)	(49)	(414)
Total stock-based compensation expense	$2,070	$4,266

(1)    See the section entitled “—HDW Acquisition” below.
(2)     Included in internally-developed software on the accompanying Condensed Consolidated Balance Sheets.
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$3	$54
Research and development	334	2,128
Sales and marketing	(1)	734
General and administrative	1,734	1,350
Total stock-based compensation expense	$2,070	$4,266
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the Closing of the Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Board. Effective January 1, 2022, 2023 and 2024, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376 and 8,810,007 shares, respectively. As of March 31, 2024, there were 37,983,854 shares available for future grants under the 2021 Plan. Effective January 1, 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 8,241,264 shares.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock Options
A summary of the status of stock options as of March 31, 2024, and changes during the three months ended March 31, 2024, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2023	12,516,060	$0.68
Options exercised	—	$—
Options forfeited	(2,261)	$1.01
Options expired	—	$—
Balance at March 31, 2024	12,513,799	$0.68	4	$2,739,884
Exercisable at March 31, 2024	12,480,041	$0.68	4	$2,739,884

(1)Approximately 3.7 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
No stock options were granted during the three months ended March 31, 2024 or the year ended December 31, 2023.
As of March 31, 2024, total compensation expense not yet recognized related to unvested stock options was $0.02 million, which was expected to be recognized over a weighted-average period of 0.3 years. Stock options granted prior to 2024 had no material impact on the consolidated financial statements.
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
Equity-based
A summary of equity-based RSU activity is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2023	6,126,062	$3.90
Granted	—	$—
Vested and released	—	$—
Forfeited	(55,574)	$4.29
Balance at March 31, 2024	6,070,488	$3.89
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $1.0 million as of March 31, 2024 and will be expensed over a weighted-average period of 0.3 years. In addition, approximately 0.1 million and 5.6 million RSUs vested during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Liability-based
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. The Company did not have any liability-based RSUs as of March 31, 2024. For the three months ended March 31, 2023, the Company recognized $0.001 million of bonus expense within cost of hardware revenue on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.003 million as of March 31, 2023 and will be expensed over a weighted-average period of 1.2 years. The Company settled 846 liability-based RSUs for $0.001 million in cash for the three months ended March 31, 2023.
Modification of Equity Instruments
There were no modifications of equity instruments during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company modified the stock option and RSU awards of five former employees and service providers to extend the post-termination exercise window of 2,647,440 vested options and to accelerate the vesting of 35,150 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.2 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, Compensation - Stock Compensation, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.04 million, offset by the fair value of the new awards of $0.03 million as of the modification date, resulting in a net reversal of $0.004 million to stock-based compensation expense. For the three months ended March 31, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.2 million on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
HDW Acquisition
On the HDW Closing Date, the Company issued to HDW’s stockholders as merger consideration approximately 29.0 million shares of the Company’s common stock (the “Consideration Shares”). These Consideration Shares consisted of (i) approximately 3.8 million shares of the Company’s common stock issued to holders of HDW common stock (excluding Mr. Siminoff, the “HDW Common Holders”), (ii) approximately 19.1 million shares to Mr. Siminoff, who was also a holder of HDW common stock (the “Siminoff Shares”), and (iii) approximately 6.1 million shares to holders of HDW preferred stock.
In connection with and immediately prior to the HDW Acquisition, HDW’s board of directors modified certain shares of HDW common stock held by HDW Common Holders and Mr. Siminoff that were unvested as of the HDW Closing Date to accelerate vesting upon the change in control. As a result, at closing, the original shares of HDW common stock were exchanged for shares of the Company.
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
Upon issuance by the Company, the Siminoff Shares were subject to vesting considerations and restrictions on transfer pursuant to a stock restriction agreement dated May 15, 2023 (the “Original Siminoff Stock Restriction Agreement”). The Company estimated the fair value of the Siminoff Shares on the HDW Closing Date to be $26.7 million based upon the $1.40 closing price of the Company’s common stock on the HDW Closing Date. Of the $26.7 million, $5.7 million was attributable to pre-combination service and included in the consideration transferred and $21.0 million was attributable to post-combination service to be recognized as stock-based compensation expense over the estimated service period of 3.8 years. The estimated service period was determined using the Monte Carlo method, which considered the likelihood of the occurrence of a release from the transfer restrictions, including as a result of the Company’s delisting from Nasdaq and the achievement of the applicable share price thresholds.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

For the three months ended March 31, 2024, an additional $1.4 million of the $21.0 million of Siminoff Shares attributable to post-combination service was recognized as stock-based compensation expense by the Company for the post-combination service rendered. Total unrecognized stock-based compensation expense as of March 31, 2024 was $16.8 million and was expected to be recognized over a period of 3.0 years.
The approximately 6.1 million Consideration Shares issued to holders of HDW preferred stock did not result in the Company’s recognition of any stock-based compensation expense as the Consideration Shares were not subject to any vesting terms.
16.INCOME TAXES
The income tax provision for the three months ended March 31, 2024 and 2023 was $0.002 million and $0.01 million, respectively.
For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of March 31, 2024, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.
17.RELATED-PARTY TRANSACTIONS
The Company has a customer who is an affiliate of a member of the Board. The Company charges market rates for products and services that are offered to such customer. As of March 31, 2024 and December 31, 2023, the Company had $0.07 million and $0.02 million, respectively, of receivables due from this customer, which is included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024, the Company had $0.002 million of hardware revenue from this customer and $0.04 million of software revenue from this customer, which was included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2023, the Company had hardware revenue of $0.1 million and software revenue of $0.04 million from this customer, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
As consideration for the HelloTech Merger, the Company (i) as further specified below, assumed HelloTech’s outstanding borrowings under its existing term loan of approximately $6.9 million as of July 1, 2024 (the “Prior Loan”) with Customers Bank and (ii) paid $0.3 million of HelloTech’s merger-related expenses. HelloTech’s stockholders and other equity holders (including option holders, warrant holders and holders of simple agreements for future equity) did not receive any consideration in connection with the HelloTech Merger.
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
The Borrowers were only required to pay interest on the New Loan monthly until January 15, 2025. Thereafter, the Borrowers are required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the New Loan.
Pursuant to the Loan Agreement, the Borrowers have granted Customers Bank security interests in substantially all of the Borrowers’ assets, other than intellectual property. HelloTech is required to maintain an operating account with Customers Bank with a sufficient balance to support monthly payments. Additionally, the Borrowers are collectively required to maintain a liquidity ratio of at least 4.00, tested monthly, which is calculated as the quotient of unrestricted cash and cash equivalents of the Company and its subsidiaries (subject to certain limitations with respect to cash of foreign subsidiaries), divided by all outstanding indebtedness owed to Customers Bank. As of December 31, 2024, the Company was in compliance with the covenants under the Loan Agreement.
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
November 2024 Executive Transitions
On November 18, 2024 (the “Siminoff Agreement Date”), the Company and Mr. Siminoff mutually agreed that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024 (the “Siminoff Separation Date”). Mr. Siminoff remained Chief Strategy Officer through the Siminoff Separation Date, after which he began serving in an advisory role that was expected to continue through December 31, 2026 (such advisory services, the “Advisory Services,” and such date, the “Advisory End Date”). Mr. Siminoff ceased to serve as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act on the Siminoff Separation Date. Upon the Company’s request, in performing the Advisory Services, Mr. Siminoff was expected to, among other services, (i) meet with customers and stakeholders, (ii) assist or advise on product development, (iii) assist or advise on corporate development or strategic transactions and (iv) provide transition services. In May 2025, the Company terminated Mr. Siminoff’s Advisory Services.
On the Siminoff Agreement Date, Mr. Siminoff and the Company entered into a Separation and Advisory Agreement and Release (the “Siminoff Transition Agreement”), pursuant to which the Company and Mr. Siminoff agreed to amend and restate the Original Siminoff Stock Restriction Agreement.
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
Pursuant to the Restated Restriction Agreement, the 3,815,135 Consideration Shares that were not repurchased by the Company (the “Remaining Shares”) were subject to transfer restrictions and an amended repurchase option (the “Amended Repurchase Option”) pursuant to which the Company had the right to repurchase the Remaining Shares at the Repurchase Price to the extent not released from the transfer restrictions and the Amended Repurchase Option by the fifth anniversary of the effective date of the Restated Restriction Agreement (the “Repurchase Trigger Date”).

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Remaining Shares were split into two tranches with different provisions governing their release from the transfer restrictions and the Amended Repurchase Option: the Separation Shares and the Advisory Shares (each as hereafter defined).
The “Separation Shares” consisted of 2,861,351 shares (representing 75% of the Remaining Shares) releasable from the transfer restrictions and the Amended Repurchase Option in equal tranches (each, a “Release Tranche”) as follows:
i.20% of the Separation Shares would be released when the average final trading price of the Company’s common stock for any 60-trading day period prior to the Repurchase Trigger Date (the “Threshold Price”) is equal to or exceeds $1.00;
ii.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $2.00;
iii.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $3.00;
iv.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $4.00; and
v.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $5.00.
The Restated Restriction Agreement also includes provisions governing the impact of a change in control on the release of certain Separation Shares.
The “Advisory Shares” consisted of 953,784 shares (representing 25% of the Remaining Shares) releasable from the transfer restrictions and the Amended Repurchase Option as follows:
i.All of the Advisory Shares would be released on the Advisory End Date, provided that a termination of the Advisory Services had not occurred prior to such date.
ii.In the event of a termination of the Advisory Services by Mr. Siminoff prior to the Advisory End Date other than due to the Company’s breach of its ongoing contractual obligations to Mr. Siminoff, subject to notice requirements, the Amended Repurchase Option would immediately apply to all of the Advisory Shares as of the date of such termination (the “Advisory Termination Date”), and the Company would be deemed to have automatically exercised such Amended Repurchase Option with respect thereto.
iii.In the event of a termination of the Advisory Services by the Company as a result of Mr. Siminoff’s willful failure or refusal to perform the Advisory Services in good faith in accordance with the terms of the Siminoff Transition Agreement (a “Termination for Cause”), subject to notice requirements, the Amended Repurchase Option would immediately apply to all of the Advisory Shares as of the Advisory Termination Date, and the Company would be deemed to have automatically exercised such Amended Repurchase Option with respect thereto.
iv.In the event of a termination of the Advisory Services by the Company other than a Termination for Cause or a change in control prior to the Advisory End Date, or in the event Mr. Siminoff terminated the Advisory Services as a result of the Company’s breach of its ongoing contractual obligations to Mr. Siminoff, the Amended Repurchase Option would immediately apply to the portion of the Advisory Shares represented by the solution to the following equation:
(1 – X/730) * 953,784, with “X” equaling the number of days elapsed between the Siminoff Separation Date and the Advisory Termination Date, and the Company would be deemed to have automatically exercised such Amended Repurchase Option with respect thereto.
With respect to the Advisory Shares to which the Amended Repurchase Option did not apply, such Advisory Shares would be released from the Amended Repurchase Option and the transfer restrictions on the Advisory Termination Date.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

February 2025 Leadership Appointments
Following the December 2024 filing of the 2022 Annual Report and completion of the Restatement, on February 4, 2025, Jason Keyes, Interim Chief Executive Officer, and Marc Landy, Interim Chief Financial Officer, provided notice of their resignations from their positions with the Company effective as of February 6, 2025 (the “Transition Date”). Messrs. Keyes and Landy were serving in such capacities pursuant to an agreement between the Company and an affiliate of AlixPartners LLP, a global consulting firm. On the Transition Date, the Board appointed David Lillis as Chief Executive Officer, Jeff Mayfield as Chief Financial Officer and Priyen Patel as Chief Strategy and Legal Officer.
In May 2025, the Company terminated Mr. Siminoff’s Advisory Services. In connection therewith, the Company repurchased 0.8 million of the Advisory Shares from Mr. Siminoff, with the balance released from the Amended Repurchase Right and the transfer restrictions. All of the Separation Shares remain subject to the Amended Repurchase Option. See Note 15. Stock-Based Compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in the 2024 Annual Report, which we expect to file concurrently with, or promptly after, the filing of this Form 10-Q, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch,” “DOOR” and the “Company” refer to the business and operations of (i) Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the 2021 merger by and among Latch, Inc. (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (formerly known as Latch, Inc.) and a wholly-owned subsidiary of TSIA (the “Business Combination”) and (ii) Latch, Inc. and its consolidated subsidiaries following the consummation of the Business Combination.
Overview
Latch is a technology company delivering an integrated ecosystem of hardware, software and services designed to enhance operations and experiences within buildings, primarily serving the multifamily rental market. In August 2025, we rebranded as DOOR, although our legal name remains Latch, Inc.
Our core offering is built around a proprietary, cloud-based software-as-a-service (“SaaS”) platform (the “DOOR Platform”), which powers and manages our suite of smart access control devices (including locks, readers and intercoms) and smart home devices and integrates with other connected devices within a building.
We provide solutions that streamline building management for property owners and operators, offer modern convenience and security for residents and simplify interactions for visitors and service providers. While our foundation remains smart access control, we are actively expanding the DOOR Platform and our device integrations to encompass broader smart home solutions, managing devices such as sensors, thermostats and lighting. This ongoing expansion leverages our established platform to create more connected and efficient buildings as we lay the groundwork for a building intelligence platform, automating and streamlining building operations, including work order management and automation, property maintenance and unit inspections and repairs.
Our customers, which include real estate developers, builders, owners and property managers in the United States and Canada, typically purchase our hardware devices (directly or indirectly through our channel partner network) and directly license our SaaS platform. Residents interact with the DOOR Platform through the DOOR mobile application and its predecessor Latch mobile application (together, the “DOOR App”). Through the DOOR App, residents access common areas and unlock residential doors, provide guest access, manage smart home devices and book services.
Our professional services offerings are integral to ensuring successful deployment of the DOOR Platform and ongoing support for our customers and their residents. This includes connecting our multifamily property customers with our partners for installation of Latch and third-party smart access and smart home hardware, ensuring that solutions are implemented efficiently and correctly.
Additionally, we offer a comprehensive property management service in and around Boston, Massachusetts.
We operate in one operating and reporting segment.
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

Business Update
In March 2024, the Company announced the launch of its property management division, Door Property Management, LLC (a wholly-owned subsidiary of the Company) (“Door PM”), in conjunction with the acquisition of the property management business of The Broadway Company, a Boston-based real estate investment company. This acquisition (the “Property Management Acquisition”) enables the Company to operate all aspects of a multifamily residential property, from physical management to providing advanced technology solutions. The Property Management Acquisition also enables the Company to gain hands-on experience in property management to further refine and optimize its products and services.
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
Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023	$ Change	% Change
GAAP Measures:
Software revenue	$5,037	$3,973	$1,064	26.8%
Total revenue	$12,035	$11,150	$885	7.9%
Net loss	$(13,637)	$(32,924)	$19,287	(58.6%)
Non-GAAP Measure:
Adjusted EBITDA	$(7,395)	$(24,444)	$17,049	(69.7%)
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
We define Adjusted EBITDA as our net loss, excluding the impact of the following items, if applicable: (i) depreciation and amortization expense, (ii) net interest income or expense, (iii) provision for income taxes, (iv) change in fair value of warrant liability, trading securities, or derivative instruments, (v) restructuring costs, (vi) transaction-related costs, (vii) net impairment of intangible assets, (viii) non-ordinary course legal fees and settlement reserves, (ix) stock-based compensation expense and (x) gain or loss on extinguishment of debt. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Form 10-Q, Adjusted EBITDA because it is a key measure used by our management and Board to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended March 31,
	2024	2023
Net loss	$(13,637)	$(32,924)
Depreciation and amortization	1,896	1,823
Interest income, net(1)	(446)	(269)
Provision for income taxes	2	11
Change in fair value of warrant liability	54	90
Restructuring costs(2)	75	534
Non-ordinary course legal fees and settlement reserves(3)	2,591	2,025
Stock-based compensation(4)	2,070	4,266
Adjusted EBITDA	$(7,395)	$(24,444)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest income, net includes interest expense associated with the significant financing component of $1.0 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.
(2)The Company does not anticipate incurring any restructuring costs during the year ending December 31, 2025.
(3)For 2024, the amounts primarily represent legal fees related to securities and derivative litigation and the SEC’s investigation into issues related to the Company’s key performance indicators and revenue recognition practices (the “SEC Investigation”). While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 12. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
(4)See Note 15. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”
Components of Results of Operations
Revenue
Hardware Revenue. We generate hardware revenue primarily from the sale of our portfolio of devices for our smart access and smart home solutions. We sell hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through our channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when there is evidence a contract exists and control has been transferred to the customer. The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship, generally for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices.
Software Revenue. We generate software revenue primarily through the license of our SaaS over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers. SaaS arrangements generally have term lengths between one and ten years. The SaaS provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Professional Services Revenue. We generate professional services revenue in two primary ways: (i) by facilitating project-based hardware installation and activation services for enterprise customers and (ii) through property management services performed by DPM for its multifamily building customers.

We facilitate hardware installation and activation services to select customers. The revenues associated with these services are recognized over time based on a percentage of installation performed and completed and represent a transfer of services to a customer under contract.
DPM’s property management activities include operating DPM customers’ buildings, which involves maintenance and repair, construction supervision, leasing and administrative services. Property management service revenues are recognized ratably over the service period.
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
Cost of professional services revenue consists primarily of (i) third-party installation labor costs and parts and materials associated with deployment of our hardware and (ii) costs related to third-party property service providers.
Cost of revenue excludes depreciation and amortization shown in operating expenses.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. As part of a July 2023 reduction in force, we reduced headcount, resulting in the forfeiture of equity grants and the associated recognition of negative stock-based compensation expense. We have not granted any RSUs since the suspension of our registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. However, we expect to resume granting RSUs pursuant to the S-8 Registration Statement once we are current in our SEC filings. Any such grants will increase the Company’s stock-based compensation expense.
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
Other Income, Net
Other income, net consists of interest expense associated with the significant financing component of our longer-term software contracts, interest expense associated with our debt financing arrangements, interest income on highly liquid short-term investments, gain or loss on extinguishment of debt and gain or loss on change in fair value of derivative liabilities, warrant liabilities and trading securities.

Interest income, net is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Interest income	$2,002	$1,506
Interest expense	(1,556)	(1,237)
Interest income, net	$446	$269
Income Taxes
The provision for income taxes consists primarily of income taxes related to foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following table and accompanying information sets forth our historical operating results for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three months ended March 31,
(in thousands, except share and per share data)	2024	2023	$ Change	% Change

Revenue
Hardware	$4,643	$5,345	$(702)	(13.1)%
Software	5,037	3,973	1,064	26.8%
Professional services	2,355	1,832	523	28.5%
Total revenue	12,035	11,150	885	7.9%
Cost of revenue(1)
Hardware	3,025	11,589	(8,564)	(73.9)%
Software	357	419	(62)	(14.8)%
Professional services	2,199	1,633	566	34.7%
Total cost of revenue	5,581	13,641	(8,060)	(59.1)%
Operating expenses
Research and development	4,201	9,063	(4,862)	(53.6)%
Sales and marketing	2,499	4,556	(2,057)	(45.1)%
General and administrative	11,849	15,194	(3,345)	(22.0)%
Depreciation and amortization	1,896	1,823	73	4.0%
Total operating expenses	20,445	30,636	(10,191)	(33.3)%
Loss from operations	(13,991)	(33,127)	19,136	(57.8)%
Other income, net
Change in fair value of warrant liability	(54)	(90)	36	(40.0)%
Interest income, net	446	269	177	65.8%
Other (expense) income, net	(36)	35	(71)	(202.9)%
Total other income, net	356	214	142	66.4%
Loss before income taxes	(13,635)	(32,913)	19,278	58.6%
Provision for income taxes	2	11	(9)	(81.8)%
Net loss	$(13,637)	$(32,924)	$19,287	58.6%
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(35)	680	(715)	105.1%
Foreign currency translation adjustment	6	(2)	8	(400.0)%
Comprehensive loss	$(13,666)	$(32,246)	$18,580	57.6%
Net loss per common share:
Basic and diluted net loss per common share	$(0.09)	$(0.23)	$0.14	60.9%
Weighted average shares outstanding:
Basic and diluted	156,386,470	144,609,513

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful
Comparison of three months ended March 31, 2024 and March 31, 2023
Revenue
Revenue increased $0.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 driven by increases of $1.1 million in software revenue and $0.5 million in professional services revenue, partially offset by a $0.7 million decrease in hardware revenue. Increased software revenue reflects the continued growth in subscriptions as a result of increases in delivered hardware units. Professional services revenue growth reflects increases in direct deployments and property management. While hardware shipments increased in 2024 compared to 2023, hardware revenue decreased due to the Restatement, which shifted a higher level of revenue from previous periods into 2023 compared to 2024.
Cost of Revenue
Cost of revenue decreased $8.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily a result of $8.6 million decrease in hardware related costs, partially offset by a $0.6 million increase in professional services related costs attributable to an increase in installations. The decrease in hardware related costs was primarily driven by a $7.3 million decrease of expense for excess and obsolete reserves. Additionally, while hardware shipments increased in 2024 compared to 2023, hardware cost of revenue decreased due to the Restatement, which shifted a higher level of cost from previous periods into 2023 compared to 2024.
Research and Development Expenses
Research and development expenses decreased $4.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to: (i) $3.8 million decrease in personnel-related expenses, comprised of $2.1 million of decreased compensation expense and $1.7 million of decreased stock-based compensation expense; (ii) $0.4 million decrease in software license expenses; and (iii) $0.2 million decrease in product development costs.
Sales and Marketing Expenses
Sales and marketing expenses decreased $2.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to: (i) $1.2 million decrease in personnel-related expenses, comprised of $0.7 million of decreased stock-based compensation expense and $0.5 million of decreased compensation expense; (ii) $0.3 million decrease in professional fees related to outsourced brand and website refresh initiatives; and (iii) $0.2 million decrease in restructuring costs.
General and Administrative Expenses
General and administrative expenses decreased $3.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a (i) $3.7 million decrease in Investigation and Restatement costs, (ii) $1.2 million decrease in personnel-related expenses, comprised of $1.6 million of decreased compensation expense partially offset by $0.4 million of increased stock-based compensation expense; (iii) $0.2 million decrease in restructuring expense; and (iv) $0.4 million decrease in bad debt expense. These decreases were partially offset by (i) $0.9 million increase in other professional fees related to accounting services; (ii) $0.7 million increase in audit fees; and (iii) $0.5 million increase in litigation expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income, Net
Total other income, net increased by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a $0.5 million increase in interest income related to higher interest rates partially offset by a $0.3 million increase in interest expense related to higher interest rates.
Liquidity and Capital Resources
We have incurred losses since our inception. Prior to the Closing of the Business Combination, our operations were financed primarily through net proceeds from the issuance of redeemable convertible preferred stock and convertible notes, as well as borrowings under our term loan. We received approximately $450.0 million in cash proceeds, net of fees and expenses funded in connection with the Closing, which included approximately $192.6 million from the sale of approximately 19.3 million newly-issued shares of common stock in connection with the Business Combination. To date, the Company’s principal sources of liquidity have been the net proceeds received as a result of the Business Combination and payments received from our customers.

As of September 30, 2025 and March 31, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $44.1 million and $147.3 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
As of September 30, 2025 and March 31, 2024, the Company also had approximately $29.2 million and $24.2 million in net inventory, respectively.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in the balance of available-for-sale securities on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 was $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end. See Note 2. Summary of Significant Accounting Policies - Cash and Cash Equivalents, and Note 10. Accrued Expenses, in Part I, Item 1. “Financial Statements.”
Our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from our contract manufacturers.
Beginning in the second quarter of 2022 and continuing through the date of this Form 10-Q, we have incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and Financial Statement Review. Additionally, we have incurred significant costs in connection with various pending litigation. See Note 12. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, has resulted or could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.
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
Based on our current business plan, we expect to be able to use our current cash and cash equivalents and available-for-sale securities to fund our operational cash requirements for at least 12 months from the date of this Form 10-Q. For more information about our liquidity position as of the date of this Form 10-Q, see Part II, Item 7. “Management’s Discussion and Analysis - Liquidity and Capital Resources” in the 2024 Annual Report, which we expect to file concurrently with, or promptly after, the filing of this Form 10-Q.
Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 12. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.”
Commitments and Contractual Obligations
We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. Following the Property Management Acquisitions, in February 2024 we entered into a three-year advisory agreement with a partner pursuant to which the partner provides DPM with certain management and advisory services related to DPM’s property management business. Pursuant to such agreement, we are required to pay the partner $0.5 million annually.

Indebtedness
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(31,100)	$(25,731)
Net cash provided by investing activities	45,162	32,597
Effect of exchange rates on cash	(137)	(4)
Net change in cash and cash equivalents	$13,925	$6,862
Operating Activities. Net cash used in operating activities for the three months ended March 31, 2024 increased by $5.4 million compared to the three months ended March 31, 2023. The increase resulted from (i) a decrease in accrued expenses of $20.7 million primarily due to the $19.3 million accrual of an investment security in 2023, which was subsequently settled in 2024, (ii) an increase in net inventories of $5.5 million, (iii) a decrease in deferred revenue of $1.7 million and (iv) a $1.6 million increase in prepaid expenses and other current assets. These uses of cash were offset by (i) a decrease in net loss of $17.2 million after adjusting for non-cash items, (ii) a $3.1 million increase in accounts payable, (iii) a $1.7 million increase in other current and non-current liabilities, (iv) a decrease in accounts receivable of $1.6 million and (v) a $0.7 million decrease in other non-current assets.
Investing Activities. Net cash provided by investing activities increased by $12.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to (i) an increase in proceeds from sales and maturities of available-for-sale and trading securities of $7.5 million and (ii) a decrease in purchases of available-for-sale securities of $6.4 million, offset by (i) an increase of $0.7 million in capitalization of internally-developed software and (ii) $0.6 million related to business acquisitions.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2024 and December 31, 2023 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as disclosed in the 2023 Annual Report.
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
As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on the Company’s current and historical financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 would be restated. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements. As a result, in the 2022 Annual Report, the Company restated those financial statements to correct the errors identified. As further detailed below, the Company identified the Legacy Material Weaknesses (as defined and further described below) related to, among other items: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, (v) stock-based compensation and (vi) errors in certain key performance indicators, including “bookings” and related metrics.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to March 31, 2024, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we initially identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). During 2022, the Company completed multiple reductions in force that impacted approximately 51% of the Company’s full-time employees in addition to the transition of the Company’s Chief Financial Officer in March 2022. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness, which continued to exist as of March 31, 2024, and contributed to additional material weaknesses identified as of December 31, 2022 in the 2022 Annual Report.
In light of these material weaknesses, the Company has taken steps to redesign and reestablish the overall control environment. This process requires adequate time to plan and implement revised or new controls. Additionally, to validate operating effectiveness, we must demonstrate consistent control execution and satisfy audit testing requirements over multiple periods.
In 2022, the Company identified a material weakness related to the tone from executive management, which was determined to be insufficient to create the proper environment for effective internal control over financial reporting (“Tone at the Top”). Since identifying the material weakness, the Company has undertaken considerable remediation efforts, including:

•the January 2023 appointment of Messrs. Keyes and Landy as interim Chief Executive Officer and interim Chief Financial Officer, respectively, to improve tone from executive management, reinforce our commitment to integrity and promote accurate record keeping, ethical values and proper business practices;
•undertaking various personnel changes, including voluntary and involuntary terminations within the Company’s sales and finance departments;
•in June and July 2023, establishing a new leadership team, including the hiring of our present Chief Executive Officer and Chief Financial Officer, and restructuring our sales department. All remaining salespersons were terminated as part of this new strategy;
•regularly communicating information effectively across the organization in a manner that establishes a strong overall control environment; and
•in February 2025, following completion of the Restatement, appointment of our present Chief Executive Officer, Chief Financial Officer and Chief Strategy and Legal Officer, who have continued to reinforce the improved tone set by the outgoing interim executive officers.
While management believes these remediation efforts have meaningfully enhanced the Company’s control environment and strengthened the Tone at the Top, the Company cannot conclude this material weakness has been remediated until evidence of the long-term effectiveness of the control environment is available. As a result, management concluded that the Tone at the Top material weakness was not fully remediated as of March 31, 2024.
The additional, previously disclosed material weaknesses that remained as of March 31, 2024 (collectively with Tone at the Top, the “Legacy Material Weaknesses”) are as follows:
Control Environment. The Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting, which contributed to other Legacy Material Weaknesses and the Company’s inability to properly analyze, record and disclose accounting matters timely and accurately.
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

Remediation Plan and Status
The Company is committed to remediating the Legacy Material Weaknesses, fostering continuous improvement in internal controls and enhancing its overall internal control environment. Since identifying the Legacy Material Weaknesses, the Company has corrected the errors in the financial statements for 2022 and prior and has begun implementing the remediation activities described above and below. The Company believes that these activities, when fully implemented, should remediate the Legacy Material Weaknesses and strengthen its internal control over financial reporting. These remediation efforts remain ongoing, and additional remediation initiatives may be necessary.
A material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time such that management can conclude, through testing, that the controls are operating effectively.
Accordingly, as management continues to monitor the effectiveness of our internal control over financial reporting, the Company will continue to perform additional procedures prescribed by management, including the use of certain manual mitigating control procedures and the employment of additional tools and resources deemed necessary, to ensure that our future consolidated financial statements are fairly stated in all material respects. In addition to the remediation activities identified with respect to the Tone at the Top material weakness, the following remediation activities highlight the Company’s commitment to remediating the Legacy Material Weaknesses:
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
•Developed an intranet for employees to reference, which includes an organizational chart and access to Company-wide policies and other resources, including the Code of Ethics, the Whistleblower Policy and access information for our anonymous reporting hotline.
•Actively reviewing, reevaluating and improving our Sarbanes-Oxley compliance program, including governance, risk assessment, testing methodologies and corrective action.
•Reestablished an enterprise risk committee, meeting regularly.
•Enhanced procedures to perform an updated, comprehensive enterprise risk assessment, including a focus on the issues identified in the Investigation.
•Implemented an internal control compliance software to assist with the ongoing monitoring of control performance, streamline internal control management and allow for enhanced reporting of the status of our Sarbanes-Oxley compliance program.
•Developed, and continue to develop, internal control documentation over financial processes and related disclosures. The Company plans to continue to design and implement control activities to mitigate risks identified and test the operating effectiveness of such controls.
•Revised policies and procedures related to our revenue recognition process, including revisions to the assessment, approval matrix and exception handling processes. The Company intends to conduct a similar review annually, including review and assessment of revenue recognition-related controls and information technology system configurations.
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2024, will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 12. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in the 2023 Annual Report filed with the SEC on March 26, 2025 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein. Additionally, see the section titled “Risk Factors” in the 2024 Annual Report, which we expect to file concurrently with, or promptly after, the filing of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended March 31, 2024 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
4.2	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024
10.2†	Employment Agreement, dated as of August 16, 2024, by and between Latch, Inc. and Jason Mitura.	8-K	10.3	8/13/2024
10.3†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.4†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.5*†	Separation and Transition Agreement and Release, dated as of November 26, 2024, by and between Latch Systems, Inc. and Jason Mitura.	8-K	10.1	11/27/2024
10.6†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.7†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.8†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ David Lillis
David Lillis
Chief Executive Officer

November 5, 2025

By:	/s/ Jeff Mayfield
Jeff Mayfield
Chief Financial Officer

November 5, 2025