Form 10-Q
period 2024-06-30
Latch, Inc.
filed 2025-11-05
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents(1)	$87,459	$94,675
Available-for-sale securities	22,532	84,861
Accounts receivable, net	12,733	6,001
Inventories, net current	11,730	16,559
Prepaid expenses and other current assets	36,511	34,757
Total current assets	170,965	236,853
Property and equipment, net	800	1,465
Internally-developed software, net	9,661	9,757
Inventories, net non-current	12,210	10,143
Goodwill	25,854	25,322
Intangible assets, net	4,971	4,791
Other non-current assets	6,073	6,101
Total assets	$230,534	$294,432
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,297	$3,642
Current portion of long-term debt	—	22,000
Accrued expenses(1)	43,988	54,966
Deferred revenue, current	11,157	10,837
Other current liabilities	1,801	2,893
Total current liabilities	60,243	94,338
Deferred revenue, non-current	25,229	28,742
Other non-current liabilities	2,443	2,215
Total liabilities	87,915	125,295
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 175,462,145 and 175,462,145 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively(2)	19	19
Additional paid-in capital	774,294	770,196
Accumulated other comprehensive income	6	48
Accumulated deficit	(631,700)	(601,126)
Total stockholders’ equity	142,619	169,137
Total liabilities and stockholders’ equity	$230,534	$294,432

(1)Amount presented as of December 31, 2023 includes $19.3 million of cash required for a purchase of securities executed during the year ended December 31, 2023 but that was not deducted from the Company’s accounts until January 2024. See Note 2. Summary of Significant Accounting Policies - Cash and Cash Equivalents, and Note 10. Accrued Expenses.
(2)Shares issued and outstanding as of June 30, 2024 and December 31, 2023 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue
Hardware	$5,583	$4,263	$10,226	$9,608
Software	5,022	4,413	10,059	8,386
Professional services	2,333	1,502	4,688	3,334
Total revenue	12,938	10,178	24,973	21,328
Cost of revenue(1)
Hardware	4,352	4,381	7,377	15,970
Software	573	524	930	943
Professional services	2,081	1,373	4,280	3,006
Total cost of revenue	7,006	6,278	12,587	19,919
Operating expenses
Research and development	2,940	8,660	7,141	17,723
Sales and marketing	2,252	4,378	4,751	8,934
General and administrative	16,726	20,517	28,575	35,711
Depreciation and amortization	1,814	1,696	3,710	3,519
Total operating expenses	23,732	35,251	44,177	65,887
Loss from operations	(17,800)	(31,351)	(31,791)	(64,478)
Other income, net
Change in fair value of warrant liability	53	(245)	(1)	(335)
Interest income, net	521	543	967	812
Other income, net	289	177	253	212
Total other income, net	863	475	1,219	689
Loss before income taxes	(16,937)	(30,876)	(30,572)	(63,789)
Provision for income taxes	—	—	2	11
Net loss	$(16,937)	$(30,876)	$(30,574)	$(63,800)
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(9)	468	(44)	1,148
Foreign currency translation adjustment	(4)	2	2	—
Comprehensive loss	$(16,950)	$(30,406)	$(30,616)	$(62,652)
Net loss per common share:
Basic and diluted net loss per common share	$(0.11)	$(0.21)	$(0.20)	$(0.44)
Weighted average shares outstanding:
Basic and diluted	156,386,470	144,609,513	156,386,470	144,609,513

(1)Exclusive of depreciation and amortization shown in operating expenses.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Six months ended June 30, 2023
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2023	144,610	$16	$735,785	$(1,460)	$(493,586)	$240,755
Stock-based compensation	—	—	4,680	—	—	4,680
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized gain on available-for-sale securities	—	—	—	680	—	680
Net loss	—	—	—	—	(32,924)	(32,924)
March 31, 2023	144,610	16	740,465	(782)	(526,510)	213,189
Stock-based compensation	—	—	4,218	—	—	4,218
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain on available-for-sale securities	—	—	—	468	—	468
Net loss	—	—	—	—	(30,876)	(30,876)
June 30, 2023	144,610	$16	$744,683	$(312)	$(557,386)	$187,001

	Six months ended June 30, 2024
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2024	175,462	$19	$770,196	$48	$(601,126)	$169,137
Stock-based compensation	—	—	2,119	—	—	2,119
Foreign currency translation adjustment	—	—	—	6	—	6
Unrealized loss on available-for-sale securities	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(13,637)	(13,637)
March 31, 2024	175,462	19	772,315	19	(614,763)	157,590
Stock-based compensation	—	—	1,979	—	—	1,979
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,937)	(16,937)
June 30, 2024	175,462	$19	$774,294	$6	$(631,700)	$142,619

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023

Operating activities
Net loss	$(30,574)	$(63,800)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,710	3,519
Non-cash interest income	(932)	(489)
Change in fair value of warrant liability	1	335
Realized loss on available-for-sale securities	1	—
Unrealized loss on marketable securities	84	—
Loss on disposal of fixed assets	189	—
Impairment loss on long-lived assets	—	697
Provision for expected credit losses, net of recoveries	(113)	(824)
Provision for credit losses on contract assets	(136)	18
Stock-based compensation expense	3,988	8,280
Changes in assets and liabilities (excluding effects of acquisitions)
Accounts receivable	(6,619)	(744)
Inventories, net	2,762	10,278
Prepaid expenses and other current assets	(1,618)	(16,509)
Other non-current assets	187	(878)
Accounts payable	(344)	(3,193)
Accrued expenses	(11,000)	17,681
Other current liabilities	(1,103)	(29)
Other non-current liabilities	227	(120)
Deferred revenue	(3,193)	493
Net cash used in operating activities	(44,483)	(45,285)
Investing activities
Purchase of available-for-sale securities	(10,119)	(41,289)
Proceeds from sales and maturities of available-for-sale securities	73,251	97,668
Business acquisitions, net of cash acquired	(1,160)	—
Purchase of property and equipment	(40)	(83)
Capitalized internally-developed software	(2,694)	(968)
Net cash provided by investing activities	59,238	55,328
Financing activities
Repayment of unsecured promissory notes	(22,000)	—
Net cash used in financing activities	(22,000)	—
Effect of exchange rate on cash	29	(21)
Net change in cash and cash equivalents	(7,216)	10,022
Cash and cash equivalents
Beginning of period	94,675	109,828
End of period	$87,459	$119,850
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$110	$618
Net assets acquired as part of business acquisitions	$628	$—

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2024 and December 31, 2023, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
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
Marketable Securities
The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company periodically evaluates its investments to determine if impairment charges are required.
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
The opening and closing balances of accounts receivable, net is as follows:

	June 30, 2024	December 31, 2023
Balance at beginning of the year	$6,001	$7,026
Ending balance	$12,733	$6,001
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
As of June 30, 2024 and December 31, 2023, the allowance for expected credit losses contains an estimate of credit losses for any outstanding invoices. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance as of beginning of period	$105	$990	$496	$2,537
Provision for expected credit losses	115	336	214	789
Recoveries	(29)	(534)	(327)	(1,613)
Write-offs charged against the allowance	(14)	(118)	(206)	(1,039)
Balance as of end of period	$177	$674	$177	$674
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

	June 30, 2024	June 30, 2023
Balance at beginning of the year	$5,942	$942
Ending balance	3,567	2,224
Change	$(2,375)	$1,282
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
The Company records contract liabilities (deferred revenue) when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	June 30, 2024	June 30, 2023
Balance at beginning of the year	$39,579	$41,925
Ending balance	36,386	42,418
Change	$(3,193)	$493
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily related to a shift from multi-year contracts billed upfront to contracts billed on an annual basis resulting in less deferred revenue being added upon invoice date.
The Company recognized $8.2 million of prior year deferred software revenue during the six months ended June 30, 2024 and $14.1 million during the year ended December 31, 2023.
Contract liabilities (deferred revenue) consisted of the following:

	June 30, 2024	December 31, 2023
Revenue	$14,165	$13,056
Interest expense	(3,008)	(2,219)
Total current deferred revenue	$11,157	$10,837

Revenue	$31,085	$37,187
Interest expense	(5,856)	(8,445)
Total non-current deferred revenue	$25,229	$28,742
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
Goodwill
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. The Company evaluates goodwill for impairment annually, as of December 31 of each year, or more frequently whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, customer engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit or a sustained decrease in stock price. Operating as a single reporting unit, the Company’s entire goodwill balance is subject to this assessment. Goodwill is not amortized and is evaluated annually for impairment, as of December 31 of each year, or more frequently if indicators of impairment exist. As of June 30, 2024 and December 31, 2023, the accompanying Condensed Consolidated Balance Sheets includes $25.9 million and $25.3 million, respectively, in goodwill.

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
Intangible assets, net consisted of the following:

	June 30, 2024	December 31, 2023
Developed technology	$3,795	$3,795
Domain names	1,634	1,634
Customer relationships	594	—
Patents	37	37
Non-compete	10	—
Licenses	4	4
Intangible assets	6,074	5,470
Less: accumulated amortization	(1,103)	(679)
Total intangible assets, net	$4,971	$4,791
Total amortization expense related to intangible assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.02 million and $0.04 million for the three and six months ended June 30, 2023, respectively.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5
Total intangible impairment expense was zero for both the three and six months ended June 30, 2024 and zero for both the three and six months ended June 30, 2023.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Leases
The Company accounts for its leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Lease Accounting (“ASC 842”). ASC 842 requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The Company did not have any finance leases or subleases as of June 30, 2024 and December 31, 2023.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three and six months ended June 30, 2024, the reserve recorded for hardware warranties was approximately 3% and 3%, respectively, of cost of hardware revenue. For the three and six months ended June 30, 2023, the reserve recorded for hardware warranties was approximately 2% and 1%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and six months ended June 30, 2024, the allowance for returns resulted in a recovery of revenue by zero and $0.1 million, respectively. For the three and six months ended June 30, 2023, the allowance for returns resulted in a recovery of revenue by $0.1 million and $0.1 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Point-in-time revenue:
Hardware	$5,583	$4,263	$10,226	$9,608
Total point-in-time revenue	5,583	4,263	10,226	9,608
Period-of-time revenue:				.
Software	5,022	4,413	10,059	8,386
Hardware installation and activation services	1,829	1,502	4,018	3,334
Property management services	501	—	664	—
Other	3	—	6	—
Total period-of-time revenue	7,355	5,915	14,747	11,720
Total revenue	$12,938	$10,178	$24,973	$21,328
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2024	$3,539
Additions to deferred contract costs	8
Amortization of deferred contract costs	(216)
Balance as of June 30, 2024	$3,331

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
During the three and six months ended June 30, 2024, zero and zero, respectively, of long-lived assets were impaired. During the three and six months ended June 30, 2023, $0.6 million and $0.7 million, respectively, of long-lived assets were impaired. Impairment of long-lived assets other than goodwill and intangible assets is included in general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Restructuring
Costs associated with a restructuring plan generally consist of involuntary employee termination benefits, contract termination costs and other exit-related costs, including costs to close facilities. The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred for the remaining term of a contract without economic benefit are recognized as of the cease-use date. Restructuring and related costs may also include the write-down of related assets, including operating lease ROU assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit-related costs are recognized as incurred. Restructuring and related costs are recognized as an operating expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and are classified based on the Company’s classification policy for each category of operating expense.
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
Interest income, net is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1,621	$1,775	$3,623	$3,281
Interest expense	(1,100)	(1,232)	(2,656)	(2,469)
Interest income, net	$521	$543	$967	$812
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company recorded a full valuation allowance against its deferred tax assets.
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of June 30, 2024 and December 31, 2023, the Company had one customer that accounted for $8.0 million and $3.1 million, or 59% and 43%, respectively, of gross accounts receivable. As of June 30, 2024 and December 31, 2023, the Company had one customer that accounted for $2.7 million and $5.3 million, or 75% and 87%, of unbilled receivables, respectively. For the three and six months ended June 30, 2024, the Company had one customer that accounted for $5.1 million and $9.6 million, or 39% and 39%, of total revenue, respectively. For the three and six months ended June 30, 2023, the Company had one customer that accounted for $2.2 million and $6.0 million, or 22% and 28%, of total revenue, respectively.
Legal Fees
The Company accounts for legal fees as they are incurred and typically classifies such fees as general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Total legal fees were $6.5 million and $10.5 million for the three and six months ended June 30, 2024, respectively, and $6.1 million and $9.0 million for the three and six months ended June 30, 2023, respectively.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which contains amendments to the ASC to remove references to various FASB concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its condensed consolidated financial statements.
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
3.SEGMENT REPORTING
As of June 30, 2024, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the executive team, which included the Interim Chief Executive Officer, Interim Chief Financial Officer, Chief Strategy Officer and Senior Vice President of Finance. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly.
The accompanying Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 reflect the one reportable segment.
Geographic Information
The Company’s revenues are primarily generated in the United States. Revenues outside of the United States were approximately zero and $0.4 million for the three and six months ended June 30, 2024, respectively, and zero and $0.01 million for the three and six months ended June 30, 2023, respectively. The Company does not have any long-lived assets located outside the United States.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

4.ACQUISITIONS
Door Property Management
In March 2024, the Company announced the launch of DPM in conjunction with the acquisition of substantially all of the assets of the property management division of The Broadway Company, a Boston-based real estate investment company. Additionally, the Company purchased substantially all of the assets of the property management division of Boston Realty Advisors in May 2024. Together, these acquisitions (the “Property Management Acquisitions”) enable the Company to (i) operate all aspects of multifamily residential properties, from physical management to providing advanced technology solutions, and (ii) gain hands-on experience in property management to further refine and optimize its products and services.
The Property Management Acquisitions were accounted for as business combinations under ASC 805, Business Combinations (“ASC 805”) as of June 30, 2024. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the respective acquisition dates. The Company incurred approximately $0.2 million in transaction-related expenses. The aggregate acquisition date fair value of the purchase consideration for the Property Management Acquisitions was comprised of the following:

Cash paid	$1,160
Fair value of total consideration transferred	$1,160
Total purchase consideration was funded from available Company funds. The purchase consideration allocation of the acquired assets, based on their estimated fair values as of the respective acquisition dates, is as follows:

Property and equipment	$24
Intangible assets	605
Goodwill	531
Fair value of net assets acquired	$1,160
Goodwill of approximately $0.5 million was recognized in connection with the Property Management Acquisitions, primarily reflecting expected synergies and economies of scale from combining the operations of the Company and DPM. The goodwill is expected to be deductible for income tax purposes.
Because the Property Management Acquisitions are not material to the Company’s condensed consolidated financial statements, the revenue and earnings since the acquisition date, as well as pro forma revenue and earnings information, have not been presented.
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
Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the HDW Acquisition had been consummated on January 1, 2022:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total revenue	$10,178	$21,328
Net loss	$(41,927)	$(75,719)
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
For the three and six months ended June 30, 2024, activity related to the HDW Acquisition is included in the Company’s consolidated results. The operating results of this business were immaterial to the Company’s consolidated results of operations.
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
The Company’s marketable securities by security type are summarized as follows:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$22,531	$1	$22,532
Total available-for-sale securities	$22,531	$1	$22,532

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Commercial paper and corporate bonds	$54,374	$31	$54,405
U.S. Government debt securities	30,440	16	30,456
Total available-for-sale securities	$84,814	$47	$84,861
As of June 30, 2024 and December 31, 2023, the Company recorded $0.001 million and $0.05 million, respectively, of gross unrealized gain in accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of June 30, 2024
	Amortized Cost	Estimated Fair Value
Due in less than one year	$22,531	$22,532
Due in one to five years	—	—
Total investments	$22,531	$22,532

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in less than one year	$83,435	$84,861
Due in one to five years	—	—
Total investments	$83,435	$84,861
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
As of June 30, 2024, the Company had not identified any impairment indicators in its investments.
For the three and six months ended June 30, 2024, the Company received $22.9 million and $73.3 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. For the three and six months ended June 30, 2023, the Company received $54.8 million and $97.7 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. Gains and losses are determined using the first-in, first-out method.
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
As there was no readily determinable fair value of the acquirer’s common stock, the Company elected to apply the measurement alternative to subsequently value the private company equity interests in accordance with ASC 321, Investments - Equity Securities. The contingent consideration was further discounted to reflect the estimated achievement of the performance milestone. The Company classified the consideration received within Level 3 of the fair value hierarchy. See

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Note 6. Fair Value Measurements. Changes in fair value are reported in other income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three and six months ended June 30, 2023, the Company recorded a gain on the contingent consideration of $0.2 million and $0.2 million, respectively, on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of June 30, 2024 and December 31, 2023, the fair value of the investment in private company was $1.0 million and $1.0 million, respectively, and presented in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.
6.FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of June 30, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Cash	$6,344	$—	$—	$6,344
Money market funds and other cash equivalents	—	81,115	—	81,115
Total cash and cash equivalents	6,344	81,115	—	87,459
Available-for-sale securities	—	22,532	—	22,532
Investment in private company	—	—	954	954
Total assets	$6,344	$103,647	$954	$110,945

Liabilities
Warrant liability	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

	As of December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Cash	$81,641	$—	$—	$81,641
Money market funds and other cash equivalents	11,221	1,813	—	13,034
Total cash and cash equivalents	92,862	1,813	—	94,675
Available-for-sale securities	—	84,861	—	84,861
Investment in private company	—	—	954	954
Total assets	$92,862	$86,674	$954	$180,490
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

As of June 30, 2024 and December 31, 2023, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
As discussed in Note 5. Investments, the Company recorded a gain on the contingent consideration of $0.2 million and $0.2 million during the three and six months ended June 30, 2023, respectively.
During the three and six months ended June 30, 2024, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three and six months ended June 30, 2024.
7.INVENTORIES, NET
Inventories, net consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$8,681	$6,665
Finished goods	3,049	9,479
Channel inventory	—	415
Total current inventories, net	11,730	16,559
Finished goods, non-current, net	12,210	10,143
Total inventories, net	$23,940	$26,702
The total excess and obsolete inventory reserve as of June 30, 2024 and December 31, 2023 was $12.7 million and $12.9 million, respectively.
8.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Insurance receivable	$10,014	$10,961
Prepaid inventory	17,763	11,745
Unbilled receivables, net	3,567	5,942
Investment in private company	954	954
Prepaid capitalized incentives	437	436
Prepaid installation payments	23	678
Other prepaid expenses and other current assets	3,753	4,041
Total prepaid expenses and other current assets	$36,511	$34,757
9.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	June 30, 2024	December 31, 2023
Internally-developed software	$22,510	$21,613
Software-in-development	2,598	841
Less: accumulated amortization	(15,447)	(12,697)
Total internally-developed software, net	$9,661	$9,757
During the three and six months ended June 30, 2024, the Company capitalized $1.8 million and $2.7 million, respectively, in internally-developed software. During the three and six months ended June 30, 2023, the Company capitalized $0.04 million

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

and $0.7 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service.
Total amortization expense related to internally-developed software for the three and six months ended June 30, 2024 was $1.3 million and $2.7 million, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively. Impairment expense, which is included in general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, was zero for both the three and six months ended June 30, 2024, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
10.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$275	$2,099
Accrued warranties	164	128
Accrued purchases	3,526	258
Accrued non-cancellable purchase commitments	—	588
Accrued audit fees	2,888	419
Accrued litigation costs	31,361	26,819
Investment purchases payable	—	19,322
Accrued restructuring costs	103	1,301
Other accrued expenses	5,671	4,032
Total accrued expenses	$43,988	$54,966
As of June 30, 2024 and December 31, 2023, accrued litigation costs primarily included (i) $1.95 million related to settlement of the Brennan Action, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the Schwartz Action and (iv) the Company’s $14.875 million share of the settlement in the Merger Lawsuits, each as defined and/or further described in Note 12. Commitments and Contingencies.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

12.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of June 30, 2024 and December 31, 2023, the Company had unfunded non-cancellable purchase commitments of zero and $0.6 million, respectively. See Note 10. Accrued Expenses.
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
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The court approved the settlement on May 28, 2025. The Company paid the settlement amount in March 2025. The amount of the settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

expenses on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. Under the terms of the settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. The Company does not expect insurers to contribute to the settlement amount.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the proposed settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. The parties filed a final stipulation of settlement in June 2025, which was preliminarily approved by the court in August 2025 and remains subject to final approval. The Company expects to pay the settlement amount before December 31, 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
On May 9, 10 and 18, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0540 (together, the “Merger Lawsuits”). On July 6, 2023, the court consolidated the Merger Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, L.L.C. Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Merger Lawsuits allege that TSIA’s directors and officers, and alleged entity and individual controllers, breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA and by approving a merger unfair to TSIA’s stockholders. The Merger Lawsuits include claims for breach of fiduciary duty, unjust enrichment, damages and an award of costs and attorneys’ fees to the putative class. Pursuant to the TSIA Merger Agreement, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Merger Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages or liabilities incurred in connection with these actions. In April 2024, Latch and the Sponsor agreed to share the costs of the settlement amount equally. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal and release of all claims against the defendants and the Company. The full settlement amount of $29.75 million was paid in January 2025, and the court approved the settlement in July 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Merger Lawsuits. Of the $29.75 million, the Company’s insurers paid $10.0 million and Latch paid $4.875 million. The net amount of the Company’s share of the settlement ($4.875 million) is reflected in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed. The Company’s share of the settlement amount of $14.875 million is reflected as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. The insurance contribution of $10.0 million is reflected as prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-07473 (the “Gottlieb Action”). The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. At this time, the Company is negotiating a potential settlement and has estimated a potential loss and accrued $0.1 million of expenses on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2024. The Company does not believe the allegations are meritorious and intends to vigorously defend against them. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273. The parties agreed to stay the action until 21 days following the resolution of any and all motions to dismiss both the Brennan Action and the Schwartz Action. The parties are in discussions regarding a potential resolution.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of June 30, 2024 and December 31, 2023, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2024 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
13.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	June 30, 2024	December 31, 2023
Stock options issued and outstanding	12,513,799	12,516,060
Restricted stock units issued and outstanding	6,043,372	6,126,062
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
2021 Incentive Award Plan available shares	38,010,970	29,116,354
Total	71,901,442	63,091,777

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
14.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(16,937)	$(30,876)	$(30,574)	$(63,800)

Basic weighted-average common shares(1)	156,386,470	144,609,513	156,386,470	144,609,513
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares(1)	156,386,470	144,609,513	156,386,470	144,609,513
Basic and diluted net loss per common share	$(0.11)	$(0.21)	$(0.20)	$(0.44)

(1)The basic and diluted weighted-average common shares exclude (i) the Sponsor Shares and (ii) with respect to the three and six months ended June 30, 2024, shares held by Jamie Siminoff, who was the Company’s Chief Strategy Officer, that were subject to a right of repurchase held by the Company.
The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	June 30, 2024	June 30, 2023
Stock options	12,513,799	12,709,960
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	19,075,675	—
Restricted stock units(1)	6,043,372	9,821,726
Warrants	15,333,301	15,333,301
Total	53,704,147	38,602,987

(1)Amount includes 3,685 liability-based RSUs as of June 30, 2023 that the Company settled in cash. As a result, the shares of common stock underlying the liability-based RSUs were not issued upon vesting and were returned to the 2021 Incentive Award Plan as available shares.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

15.STOCK-BASED COMPENSATION
The components of stock-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$49	$122	$107	$440
Restricted common stock(1)	1,386	—	2,772	—
Restricted stock units	544	4,096	1,219	8,458
Capitalized costs(2)	(61)	(204)	(110)	(618)
Total stock-based compensation expense	$1,918	$4,014	$3,988	$8,280

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
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$—	$58	$3	$112
Research and development	201	2,270	535	4,398
Sales and marketing	4	644	3	1,378
General and administrative	1,713	1,042	3,447	2,392
Total stock-based compensation expense	$1,918	$4,014	$3,988	$8,280
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the Closing of the Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Board. Effective January 1, 2022, 2023 and 2024, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376, and 8,810,007 shares, respectively. As of June 30, 2024, there were

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

38,010,970 shares available for future grants under the 2021 Plan. Effective January 1, 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 8,241,264 shares.
Stock Options
A summary of the status of stock options as of June 30, 2024, and changes during the six months ended June 30, 2024, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2023	12,516,060	$0.68
Options exercised	—	$—
Options forfeited	(2,261)	$1.01
Options expired	—	$—
Balance at June 30, 2024	12,513,799	$0.68	3	$512,499
Exercisable at June 30, 2024	12,497,543	$0.68	3	$512,499

(1)Approximately 3.7 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
No stock options were granted during the six months ended June 30, 2024 or the year ended December 31, 2023.
As of June 30, 2024, total compensation expense not yet recognized related to unvested stock options was $0.01 million, which was expected to be recognized over a weighted-average period of 0.2 years. Stock options granted prior to 2024 had no material impact on the consolidated financial statements.
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
Equity-based
A summary of equity-based RSU activity is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2023	6,126,062	$3.90
Granted	—	$—
Vested and released	—	$—
Forfeited	(82,690)	$4.99
Balance at June 30, 2024	6,043,372	$3.88
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $0.4 million as of June 30, 2024 and will be

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

expensed over a weighted-average period of 0.2 years. In addition, approximately 0.2 million and 5.6 million RSUs vested during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.
Liability-based
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. The Company did not have any liability-based RSUs as of June 30, 2024. For the three months ended June 30, 2023, the Company recognized $0.001 million of bonus expense within cost of hardware revenue on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.004 million as of June 30, 2023 and will be expensed over a weighted-average period of 0.9 years. The Company settled 846 liability-based RSUs for $0.001 million in cash for the three months ended June 30, 2023.
Modification of Equity Instruments
There were no modifications of equity instruments during the three and six months ended June 30, 2024. During the three months ended March 31, 2023, the Company modified the stock option and RSU awards of five former employees and service providers to extend the post-termination exercise window of 2,647,440 vested options and to accelerate the vesting of 35,150 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.2 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, Compensation - Stock Compensation, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.04 million, offset by the fair value of the new awards of $0.03 million as of the modification date, resulting in a net reversal of $0.004 million to stock-based compensation expense. For the six months ended June 30, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.2 million on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
For the three and six months ended June 30, 2024, an additional $1.4 million and $2.8 million, respectively, of the $21.0 million of Siminoff Shares attributable to post-combination service was recognized as stock-based compensation expense by the Company for the post-combination service rendered. Total unrecognized stock-based compensation expense as of June 30, 2024 was $15.5 million and was expected to be recognized over a period of 2.8 years.
The approximately 6.1 million Consideration Shares issued to holders of HDW preferred stock did not result in the Company’s recognition of any stock-based compensation expense as the Consideration Shares were not subject to any vesting terms.
16.INCOME TAXES
The income tax provision for the three and six months ended June 30, 2024 was zero and $0.002 million, respectively. The income tax provision for the three and six months ended June 30, 2023 was zero and $0.01 million, respectively.
For the three and six months ended June 30, 2024 and 2023, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of June 30, 2024, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.
17.RELATED-PARTY TRANSACTIONS
The Company has a customer who is an affiliate of a member of the Board. The Company charges market rates for products and services that are offered to such customer. As of June 30, 2024 and December 31, 2023, the Company had $0.01 million and $0.02 million, respectively, of receivables due from this customer, which is included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2024, the Company had $0.001 million and $0.003 million, respectively, of hardware revenue from this customer, and $0.04 million and $0.1 million, respectively, of software revenue from this customer, which was included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2023, the Company had zero and $0.1 million, respectively, of hardware revenue and $0.04 million and $0.08 million, respectively, of software revenue from this customer, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended June 30,
	2024	2023	$ Change	% Change
GAAP Measures:
Software revenue	$5,022	$4,413	$609	13.8%
Total revenue	$12,938	$10,178	$2,760	27.1%
Net loss	$(16,937)	$(30,876)	$13,939	(45.1%)
Non-GAAP Measure:
Adjusted EBITDA	$(9,908)	$(20,112)	$10,204	(50.7%)

	Six months ended June 30,
	2024	2023	$ Change	% Change
GAAP Measures:
Software revenue	$10,059	$8,386	$1,673	19.9%
Total revenue	$24,973	$21,328	$3,645	17.1%
Net loss	$(30,574)	$(63,800)	$33,226	(52.1%)
Non-GAAP Measure:
Adjusted EBITDA	$(17,303)	$(44,556)	$27,253	(61.2%)
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
In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(16,937)	$(30,876)	$(30,574)	$(63,800)
Depreciation and amortization	1,814	1,696	3,710	3,519
Interest income, net(1)	(521)	(543)	(967)	(812)
Provision for income taxes	—	—	2	11
Change in fair value of warrant liability	(53)	245	1	335
Restructuring costs(2)	(10)	(37)	65	497
Transaction-related costs	—	1	—	1
Non-ordinary course legal fees and settlement reserves(3)	3,881	5,388	6,472	7,413
Stock-based compensation expense(4)	1,918	4,014	3,988	8,280
Adjusted EBITDA	$(9,908)	$(20,112)	$(17,303)	$(44,556)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest income, net includes interest expense associated with the significant financing component of $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively.
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
Interest income, net is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1,621	$1,775	$3,623	$3,281
Interest expense	(1,100)	(1,232)	(2,656)	(2,469)
Interest income, net	$521	$543	$967	$812
Income Taxes
The provision for income taxes consists primarily of income taxes related to foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables and accompanying information set forth our historical operating results for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.
Comparison of three months ended June 30, 2024 and June 30, 2023

	Three months ended June 30,
(in thousands, except share and per share data)	2024	2023	$ Change	% Change

Revenue
Hardware	$5,583	$4,263	$1,320	31.0%
Software	5,022	4,413	609	13.8%
Professional services	2,333	1,502	831	55.3%
Total revenue	12,938	10,178	2,760	27.1%
Cost of revenue(1)
Hardware	4,352	4,381	(29)	(0.7%)
Software	573	524	49	9.4%
Professional services	2,081	1,373	708	51.6%
Total cost of revenue	7,006	6,278	728	11.6%
Operating expenses
Research and development	2,940	8,660	(5,720)	(66.1%)
Sales and marketing	2,252	4,378	(2,126)	(48.6%)
General and administrative	16,726	20,517	(3,791)	(18.5%)
Depreciation and amortization	1,814	1,696	118	7.0%
Total operating expenses	23,732	35,251	(11,519)	(32.7%)
Loss from operations	(17,800)	(31,351)	13,551	43.2%
Other income, net
Change in fair value of warrant liability	53	(245)	298	(121.6%)
Interest income, net	521	543	(22)	(4.1%)
Other income, net	289	177	112	63.3%
Total other income, net	863	475	388	81.7%
Loss before income taxes	(16,937)	(30,876)	13,939	45.1%
Provision for income taxes	—	—	—	N.M.
Net loss	$(16,937)	$(30,876)	$13,939	45.1%
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(9)	468	(477)	(101.9%)
Foreign currency translation adjustment	(4)	2	(6)	(300.0%)
Comprehensive loss	$(16,950)	$(30,406)	$13,456	44.3%
Net loss per common share:
Basic and diluted net loss per common share	$(0.11)	$(0.21)	$0.10	47.6%
Weighted average shares outstanding:
Basic and diluted	156,386,470	144,609,513

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $2.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 driven by $1.3 million increase in hardware revenue, $0.8 million increase in professional services revenue and $0.6 million increase in software revenue. The $1.3 million increase in hardware revenue was driven by an increase in hardware shipments in 2024 compared to 2023, partially offset by the impact of the Restatement, which shifted a higher level of revenue from previous periods into 2023 compared to 2024. The $0.8 million increase in professional services revenue was attributable to an increase in property management. The $0.6 million increase in software revenue is due to the continued growth in subscriptions as a result of increases in delivered hardware units.
Cost of Revenue
Cost of revenue increased by $0.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily a result of $0.7 million in professional services related costs attributable to increases in installations and property management.
Research and Development Expenses
Research and development expenses decreased by $5.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to: (i) $4.8 million decrease in personnel-related expenses, comprised of $2.8 million of decreased compensation expense and $2.0 million of decreased stock-based compensation expense; (ii) $0.5 million decrease in software license expense; and (iii) $0.2 million decrease in product development costs.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $2.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to: (i) $1.2 million decrease in personnel-related expenses, comprised of $0.6 million of decreased compensation expense and $0.6 million of decreased stock-based compensation expense; (ii) $0.5 million decrease in professional fees; and (iii) $0.4 million decrease in software license expense.
General and Administrative Expenses
General and administrative expenses decreased by $3.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a (i) $2.6 million decrease related to the Investigation and Restatement; (ii) $1.5 million decrease in other professional fees related to accounting services and (iii) $1.3 million decrease in litigation expenses. The decrease was partially offset by (i) $0.8 million increase in personnel-related expenses, comprised of $0.1 million of increased compensation expense and $0.7 million of increased stock-based compensation expense, (ii) an increase in audit fees of $0.7 million and (iii) $0.2 million increase in bad debt expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income, Net
Total other income, net increased by $0.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to (i) a $0.3 million favorable change in the fair value of the private placement warrants liability and (ii) a $0.1 million increase in other income, net.

Comparison of six months ended June 30, 2024 and June 30, 2023

	Six months ended June 30,
(in thousands, except share and per share data)	2024	2023	$ Change	% Change

Revenue
Hardware	$10,226	$9,608	$618	6.4%
Software	10,059	8,386	1,673	19.9%
Professional services	4,688	3,334	1,354	40.6%
Total revenue	24,973	21,328	3,645	17.1%
Cost of revenue(1)
Hardware	7,377	15,970	(8,593)	(53.8)%
Software	930	943	(13)	(1.4)%
Professional services	4,280	3,006	1,274	42.4%
Total cost of revenue	12,587	19,919	(7,332)	(36.8)%
Operating expenses
Research and development	7,141	17,723	(10,582)	(59.7)%
Sales and marketing	4,751	8,934	(4,183)	(46.8)%
General and administrative	28,575	35,711	(7,136)	(20.0)%
Depreciation and amortization	3,710	3,519	191	5.4%
Total operating expenses	44,177	65,887	(21,710)	(33.0)%
Loss from operations	(31,791)	(64,478)	32,687	50.7%
Other income, net
Change in fair value of warrant liability	(1)	(335)	334	99.7%
Interest income, net	967	812	155	19.1%
Other income, net	253	212	41	19.3%
Total other income, net	1,219	689	530	76.9%
Loss before income taxes	(30,572)	(63,789)	33,217	52.1%
Provision for income taxes	2	11	(9)	(81.8)%
Net loss	$(30,574)	$(63,800)	$33,226	52.1%
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(44)	1,148	(1,192)	(103.8)%
Foreign currency translation adjustment	2	—	2	N.M.
Comprehensive loss	$(30,616)	$(62,652)	$32,036	51.1%
Net loss per common share:
Basic and diluted net loss per common share	$(0.20)	$(0.44)	$0.24	54.5%
Weighted average shares outstanding:
Basic and diluted	156,386,470	144,609,513

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $3.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was driven by a $1.7 million increase in software revenue, a $1.4 million increase in professional services revenue and $0.6 million increase in hardware revenue. The $1.7 million increase in software revenue reflects the continued growth in subscriptions as a result of increases in delivered hardware units. The $1.4 million increase in professional services revenue was attributable to increases in direct deployments and property management. Hardware revenue increased by $0.6 million, which was driven by an increase in hardware shipments in 2024 compared to 2023, partially offset by the impact of the Restatement, which shifted a higher level of revenue from previous periods into 2023 compared to 2024.
Cost of Revenue
Cost of revenue decreased $7.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily a result of an $8.6 million decrease in hardware costs, partially offset by a $1.3 million increase in professional services related costs attributable to an increase in installations and property management. The decrease in hardware costs was primarily driven by $7.7 million decrease of expense for excess and obsolete reserves and a decrease due to the impact of the Restatement, which shifted a higher level of cost from previous periods into 2023 compared to 2024, despite hardware shipments increasing in 2024 compared to 2023.
Research and Development Expenses
Research and development expenses decreased by $10.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to: (i) $8.6 million decrease in personnel-related expenses comprised of $4.9 million of decreased compensation expense and $3.7 million of decreased stock-based compensation expense; (ii) $1.0 million decrease in software license expenses; and (iii) $0.5 million decrease in product development costs.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $4.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to: (i) $2.4 million decrease in personnel-related expenses, comprised of $1.4 million of decreased stock-based compensation expense and $1.1 million of decreased compensation expense; (ii) $0.8 million decrease in professional fees related to outsourced brand and website refresh initiatives; (iii) $0.5 million decrease in software license expense; and (iv) $0.2 million decrease in restructuring costs.
General and Administrative Expenses
General and administrative expenses decreased $7.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was due to (i) $6.3 million decrease in Investigation and Restatement costs, (ii) $0.8 million decrease in litigation expenses, (iii) $0.6 million decrease in other professional fees related to accounting services, (iv) $0.6 million decrease in bad debt expense and (v) $0.4 million decrease in personnel-related expenses, comprised of $1.5 million of decreased compensation expense partially offset by $1.1 million of increased stock-based compensation expense. These decreases were partially offset by a $1.4 million increase in audit fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income, Net
Total other income, net increased by $0.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to (i) a $0.3 million favorable change in the fair value of the private placement warrants liability and (ii) a $0.2 million increase in interest income, net.
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
As of September 30, 2025 and June 30, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $44.1 million and $110.0 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
As of September 30, 2025 and June 30, 2024, the Company also had approximately $29.2 million and $23.9 million in net inventory, respectively.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(44,483)	$(45,285)
Net cash provided by investing activities	59,238	55,328
Net cash used in financing activities	(22,000)	—
Effect of exchange rates on cash	29	(21)
Net change in cash and cash equivalents	$(7,216)	$10,022
Operating Activities. Net cash used in operating activities for the six months ended June 30, 2024 decreased by $0.8 million compared to the six months ended June 30, 2023. The decrease resulted from (i) a decrease in net loss of $28.5 million after adjusting for non-cash items, (ii) a decrease in prepaid expense and other current assets of $14.9 million, (iii) an increase in accounts payable of $2.8 million and (iv) a decrease in other non-current assets of $1.1 million. These sources of cash were partially offset by (i) a decrease in accrued expenses of $28.7 million primarily due to the $19.3 million accrual of an investment security in 2023, which was subsequently settled in 2024, (ii) an increase in net inventories of $7.5 million, (iii) an increase in accounts receivable of $5.9 million, (iv) a decrease in deferred revenue of $3.7 million and (v) a decrease in other current and non-current liabilities of $0.7 million.
Investing Activities. Net cash provided by investing activities increased by $3.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a decrease in purchases of available-for-sale securities of $31.2 million, offset by (i) a decrease in proceeds from sales and maturities of available-for-sale and trading securities of $24.4 million, (ii) an increase of $1.7 million in capitalization of internally-developed software and (iii) $1.2 million related to business acquisitions.
Financing Activities. For the six months ended June 30, 2024, net cash used in financing activities decreased by $22.0 million compared to the six months ended June 30, 2023 related to the $22.0 million repayment of the Promissory Notes. The Company did not conduct any financing activities during the six months ended June 30, 2023.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2024 and December 31, 2023 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to June 30, 2024, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we initially identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). During 2022, the Company completed multiple reductions in force that impacted approximately 51% of the Company’s full-time employees in addition to the transition of the Company’s Chief Financial Officer in March 2022. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness, which continued to exist as of June 30, 2024, and contributed to additional material weaknesses identified as of December 31, 2022 in the 2022 Annual Report.

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
While management believes these remediation efforts have meaningfully enhanced the Company’s control environment and strengthened the Tone at the Top, the Company cannot conclude this material weakness has been remediated until evidence of the long-term effectiveness of the control environment is available. As a result, management concluded that the Tone at the Top material weakness was not fully remediated as of June 30, 2024.
The additional, previously disclosed material weaknesses that remained as of June 30, 2024 (collectively with Tone at the Top, the “Legacy Material Weaknesses”) are as follows:
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

Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2024, will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 12. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended June 30, 2024 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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