Form 10-Q
period 2024-09-30
Latch, Inc.
filed 2025-11-05
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents(1)	$82,591	$94,675
Available-for-sale securities	8,644	84,861
Accounts receivable, net	10,904	6,001
Inventories, net current	13,266	16,559
Prepaid expenses and other current assets	34,436	34,757
Total current assets	149,841	236,853
Property and equipment, net	736	1,465
Internally-developed software, net	9,888	9,757
Inventories, net non-current	11,216	10,143
Goodwill	30,205	25,322
Intangible assets, net	5,703	4,791
Other non-current assets	5,959	6,101
Total assets	$213,548	$294,432
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,089	$3,642
Current portion of long-term debt	981	22,000
Accrued expenses(1)	38,261	54,966
Deferred revenue, current	11,678	10,837
Other current liabilities	1,485	2,893
Total current liabilities	55,494	94,338
Deferred revenue, non-current	23,232	28,742
Long-term debt	4,839	—
Other non-current liabilities	2,584	2,215
Total liabilities	86,149	125,295
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 175,462,145 and 175,462,145 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively(2)	19	19
Additional paid-in capital	776,126	770,196
Accumulated other comprehensive income	10	48
Accumulated deficit	(648,756)	(601,126)
Total stockholders’ equity	127,399	169,137
Total liabilities and stockholders’ equity	$213,548	$294,432

(1)Amount presented as of December 31, 2023 includes $19.3 million of cash required for a purchase of securities executed during the year ended December 31, 2023 but that was not deducted from the Company’s accounts until January 2024. See Note 2. Summary of Significant Accounting Policies - Cash and Cash Equivalents, and Note 10. Accrued Expenses.
(2)Shares issued and outstanding as of September 30, 2024 and December 31, 2023 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue
Hardware	$3,611	$3,215	$13,837	$12,823
Software	5,077	4,660	15,136	13,046
Professional services	6,255	1,798	10,943	5,132
Total revenue	14,943	9,673	39,916	31,001
Cost of revenue(1)
Hardware	3,537	1,393	10,914	17,363
Software	519	546	1,449	1,489
Professional services	4,812	1,640	9,092	4,646
Total cost of revenue	8,868	3,579	21,455	23,498
Operating expenses
Research and development	4,875	10,236	12,016	27,959
Sales and marketing	3,954	3,819	8,705	12,753
General and administrative	12,827	18,791	41,402	54,502
Depreciation and amortization	1,805	1,856	5,515	5,375
Total operating expenses	23,461	34,702	67,638	100,589
Loss from operations	(17,386)	(28,608)	(49,177)	(93,086)
Other income, net
Change in fair value of warrant liability	(61)	553	(62)	218
Interest income, net	405	808	1,372	1,620
Other (expense) income, net	(14)	(31)	239	181
Total other income, net	330	1,330	1,549	2,019
Loss before income taxes	(17,056)	(27,278)	(47,628)	(91,067)
Provision for income taxes	—	—	2	11
Net loss	$(17,056)	$(27,278)	$(47,630)	$(91,078)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	13	238	(31)	1,386
Foreign currency translation adjustment	(9)	—	(7)	—
Comprehensive loss	$(17,052)	$(27,040)	$(47,668)	$(89,692)
Net loss per common share:
Basic and diluted net loss per common share	$(0.11)	$(0.18)	$(0.30)	$(0.62)
Weighted average shares outstanding:
Basic and diluted	156,386,470	154,328,606	156,386,470	147,884,812

(1)Exclusive of depreciation and amortization shown in operating expenses.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Nine months ended September 30, 2023
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2023	144,610	$16	$735,785	$(1,460)	$(493,586)	$240,755
Stock-based compensation	—	—	4,680	—	—	4,680
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized gain on available-for-sale securities	—	—	—	680	—	680
Net loss	—	—	—	—	(32,924)	(32,924)
March 31, 2023	144,610	16	740,465	(782)	(526,510)	213,189
Stock-based compensation	—	—	4,218	—	—	4,218
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized gain on available-for-sale securities	—	—	—	468	—	468
Net loss	—	—	—	—	(30,876)	(30,876)
June 30, 2023	144,610	16	744,683	(312)	(557,386)	187,001
Issuance of common stock related to HDW Acquisition	29,010	3	15,624	—	—	15,627
Stock-based compensation	—	—	7,521	—	—	7,521
Unrealized gain on available-for-sale securities	—	—	—	238	—	238
Net loss	—	—	—	—	(27,278)	(27,278)
September 30, 2023	173,620	$19	$767,828	$(74)	$(584,664)	$183,109

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(in thousands)

	Nine months ended September 30, 2024
	Common Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2024	175,462	$19	$770,196	$48	$(601,126)	$169,137
Stock-based compensation	—	—	2,119	—	—	2,119
Foreign currency translation adjustment	—	—	—	6		6
Unrealized loss on available-for-sale securities	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(13,637)	(13,637)
March 31, 2024	175,462	19	772,315	19	(614,763)	157,590
Stock-based compensation	—	—	1,979	—	—	1,979
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,937)	(16,937)
June 30, 2024	175,462	19	774,294	6	(631,700)	142,619
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	1,832	—	—	1,832
Unrealized gain on available-for-sale securities	—	—	—	13	—	13
Net loss	—	—	—	—	(17,056)	(17,056)
September 30, 2024	175,462	$19	$776,126	$10	$(648,756)	$127,399

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023

Operating activities
Net loss	$(47,630)	$(91,078)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	5,515	5,375
Non-cash interest (income)	(1,101)	(1,436)
Change in fair value of warrant liability	62	(218)
Unrealized income on marketable securities	89	(6)
Realized loss (gain) on available-for-sale securities	1	(1)
Loss on disposal of fixed assets	189	—
Impairment loss on long-lived assets	—	697
Provision for expected credit losses, net of recoveries	(124)	(792)
Provision for credit losses on contract assets	(143)	74
Stock-based compensation expense	5,761	15,783
Changes in assets and liabilities (excluding effects of acquisitions)
Accounts receivable	(3,406)	901
Inventories, net	2,220	11,120
Prepaid expenses and other current assets	822	(21,660)
Other non-current assets	315	(628)
Accounts payable	(1,085)	(3,765)
Accrued expenses	(17,147)	12,811
Other current liabilities	(1,448)	(360)
Other non-current liabilities	146	(158)
Deferred revenue	(5,008)	(593)
Net cash used in operating activities	(61,972)	(73,934)
Investing activities
Purchase of available-for-sale securities	(11,897)	(117,539)
Proceeds from sales and maturities of available-for-sale securities	89,094	131,234
Business acquisitions, net of cash acquired	(950)	8,085
Purchase of property and equipment	(230)	(136)
Capitalized internally-developed software	(4,143)	(1,225)
Net cash provided by investing activities	71,874	20,419
Financing activities
Repayment of unsecured promissory notes	(22,000)	—
Net cash used in financing activities	(22,000)	—
Effect of exchange rate on cash	14	(15)
Net change in cash and cash equivalents	(12,084)	(53,530)
Cash and cash equivalents
Beginning of period	94,675	109,828
End of period	$82,591	$56,298
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$169	$636
Net assets acquired as part of business acquisitions	$2,067	$4,221
Debt assumed/issued as part of business acquisitions	$6,000	$22,000
Common stock issued for HDW Acquisition	$—	$15,627

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
In January 2024, in connection with the acquisition of a property management business, the Company formed Door Property Management, LLC (“DPM”). In June 2024, in connection with the HelloTech Merger (as defined and further described below), the Company formed a subsidiary into which HelloTech, Inc. (“HelloTech”) merged as the surviving entity. HelloTech is a service platform delivering on-demand, last-mile installation, setup and connected device support. The HelloTech platform, in combination with the technology Latch acquired in the HDW Acquisition, supports the Company’s professional services offering.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2024 and December 31, 2023, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
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
The opening and closing balances of accounts receivable, net is as follows:

	September 30, 2024	December 31, 2023
Balance at beginning of the year	$6,001	$7,026
Ending balance	$10,904	$6,001
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
As of September 30, 2024 and December 31, 2023, the allowance for expected credit losses contains an estimate of credit losses for any outstanding invoices. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance as of beginning of period	$177	$674	$496	$2,537
Provision for expected credit losses	150	303	363	1,092
Recoveries	(160)	(271)	(486)	(1,884)
Write-offs charged against the allowance	(43)	(52)	(249)	(1,091)
Balance as of end of period	$124	$654	$124	$654

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

	September 30, 2024	September 30, 2023
Balance at beginning of the year	$5,942	$942
Ending balance	2,755	3,974
Change	$(3,187)	$3,032
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
The Company records contract liabilities (deferred revenue) when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	September 30, 2024	September 30, 2023
Balance at beginning of the year	$39,579	$41,925
Ending balance	34,910	41,332
Change	$(4,669)	$(593)
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily related to a shift from multi-year contracts billed upfront to contracts billed on an annual basis resulting in less deferred revenue being added upon invoice date.
The Company recognized $11.7 million of prior year deferred software revenue during the nine months ended September 30, 2024 and $14.1 million during the year ended December 31, 2023.
Contract liabilities (deferred revenue) consisted of the following:

	September 30, 2024	December 31, 2023
Revenue	$14,439	$13,056
Interest expense	(2,761)	(2,219)
Total current deferred revenue	$11,678	$10,837

Revenue	$28,494	$37,187
Interest expense	(5,262)	(8,445)
Total non-current deferred revenue	$23,232	$28,742

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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Goodwill
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. The Company evaluates goodwill for impairment annually, as of December 31 of each year, or more frequently whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, customer engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit or a sustained decrease in stock price. Operating as a single reporting unit, the Company’s entire goodwill balance is subject to this assessment. Goodwill is not amortized and is evaluated annually for impairment, as of December 31 of each year, or more frequently if indicators of impairment exist. As of September 30, 2024 and December 31, 2023, the accompanying Condensed Consolidated Balance Sheets includes $30.2 million and $25.3 million, respectively, in goodwill.
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
Intangible assets, net consisted of the following:

	September 30, 2024	December 31, 2023
Developed technology	$4,395	$3,795
Domain names	2,034	1,634
Customer relationships	595	—
Patents	37	37
Non-compete	10	—
Licenses	4	4
Intangible assets	7,075	5,470
Less: accumulated amortization	(1,372)	(679)
Total intangible assets, net	$5,703	$4,791
Total amortization expense related to intangible assets was $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5
Total intangible impairment expense was zero for both the three and nine months ended September 30, 2024 and zero for both the three and nine months ended September 30, 2023.
Leases
The Company accounts for its leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Lease Accounting (“ASC 842”). ASC 842 requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The Company did not have any finance leases or subleases as of September 30, 2024 and December 31, 2023.
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
Performance Obligations
The Company enters into contracts that contain multiple distinct performance obligations: hardware, software and professional services. The hardware performance obligation is the delivery of hardware. The software performance obligation allows the customer access to the software during the contracted-use term when the promised service is transferred to the customer. The professional services obligation includes the activation and installation of hardware, the performance of services by independent technicians through the HelloTech platform and DPM’s performance of property management services. The Company has determined that the hardware, software and professional services are individual distinct performance obligations because they can be and generally are sold by the Company on a standalone basis, and because other vendors sell similar technologies and services on a standalone basis.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three and nine months ended September 30, 2024, the reserve recorded for hardware warranties was approximately 3% and 3%, respectively, of cost of hardware revenue. For the three and nine months ended September 30, 2023, the reserve recorded for hardware warranties was approximately 3% and 2%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and nine months ended September 30, 2024, the allowance for returns resulted in a recovery of revenue by $0.3 million and $0.4 million, respectively. For the three and nine months ended September 30, 2023, the allowance for returns resulted in a recovery of revenue by $0.03 million and $0.1 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.6 million for the three and nine months ended September 30, 2023, respectively.
The SaaS licenses provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue generally is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Professional Services
The Company generates professional services revenue in three primary ways: (i) by facilitating smart access hardware installation and activation to multifamily building customers, (ii) through fees generated by installation and other services performed through the HelloTech platform, and (iii) through property management services performed by DPM for its multifamily building customers.
The Company provides smart access hardware installation and activation services to select customers. The revenues associated with these services are recognized over time based on a percentage of the installation completed and represent a transfer of services to a customer under contract.
Through the HelloTech platform, a network of independent contractors provides in-home technology services and support such as installation, repair and troubleshooting. Orders placed through the HelloTech platform are recognized as revenue as services are completed over time. Customers may purchase a HelloTech subscription for discounted in-home services. Subscriptions revenues are recognized ratably over the subscription term.
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
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Point-in-time revenue:
Hardware	$3,611	$3,215	$13,837	$12,823
Total point-in-time revenue	3,611	3,215	13,837	12,823
Period-of-time revenue:
Software	5,077	4,660	15,136	13,046
Hardware installation and activation services	1,306	1,798	5,324	5,132
HelloTech in-home services	4,125	—	4,125	—
Property management services	822	—	1,486	—
Other	2	—	8	—
Total period-of-time revenue	11,332	6,458	26,079	18,178
Total revenue	$14,943	$9,673	$39,916	$31,001
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2024	$3,539
Additions to deferred contract costs	7
Amortization of deferred contract costs	(322)
Balance as of September 30, 2024	$3,224
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
Cost of professional services revenue consists primarily of (i) third-party installation labor costs and parts and materials, (ii) labor costs associated with HelloTech independent technicians and credit card fees and (iii) costs related to third-party property service providers.
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
During the three and nine months ended September 30, 2024, no long-lived assets were impaired. During the three and nine months ended September 30, 2023, zero and $0.7 million, respectively, of long-lived assets were impaired. Impairment of long-lived assets other than goodwill and intangible assets is included in general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Other Income, Net
Other income, net consists of interest expense associated with the significant financing component of the Company’s longer-term software contracts, interest expense associated with the Company’s debt financing arrangements, interest income on

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

highly liquid short-term investments, and gain or loss on change in fair value of derivatives, warrant liabilities and trading securities.
Interest income, net is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$1,327	$2,523	$4,950	$5,804
Interest expense	(922)	(1,715)	(3,578)	(4,184)
Interest income, net	$405	$808	$1,372	$1,620
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company recorded a full valuation allowance against its deferred tax assets.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of September 30, 2024 and December 31, 2023, the Company had one customer that accounted for $5.2 million and $3.1 million, or 45% and 43%, respectively, of gross accounts receivable. As of September 30, 2024 and December 31, 2023, the Company had one customer that accounted for $2.2 million and $5.3 million, or 78% and 87%, of unbilled receivables, respectively. For the three and nine months ended September 30, 2024, the Company had one customer that accounted for $3.7 million and $13.3 million, or 25% and 33%, of total revenue, respectively. For the three and nine months ended September 30, 2023, the Company had one customer that accounted for $3.5 million and $9.5 million, or 36% and 31%, of total revenue, respectively.
Legal Fees
The Company accounts for legal fees as they are incurred and typically classifies such fees as general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Total legal fees were $1.4 million and $11.9 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $10.3 million for the three and nine months ended September 30, 2023, respectively.
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
3.SEGMENT REPORTING
As of September 30, 2024, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the executive team, which included the Interim Chief Executive Officer, Interim Chief Financial Officer, Chief Strategy Officer and Senior Vice President of Finance. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly.
The accompanying Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 reflect the one reportable segment.
Geographic Information
The Company’s revenues are primarily generated in the United States. Revenues outside of the United States were approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and zero and $0.01 million for the three and nine months ended September 30, 2023, respectively. The Company does not have any long-lived assets located outside the United States.
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
The Property Management Acquisitions were accounted for as business combinations under ASC 805, Business Combinations (“ASC 805”) as of September 30, 2024. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the respective acquisition dates. The Company incurred approximately $0.2 million in transaction-related expenses. The aggregate acquisition date fair value of the purchase consideration for the Property Management Acquisitions was comprised of the following:

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
HelloTech Merger
On June 21, 2024, the Company and LS HT Merger Sub, Inc., a wholly-owned subsidiary of the Company (“HT Merger Sub”), entered into an Agreement and Plan of Merger with HelloTech. On July 1, 2024, HT Merger Sub merged with and into HelloTech, with HelloTech continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “HelloTech Merger”). HelloTech is a service platform delivering on-demand, last-mile installation, setup and connected device support. The HelloTech platform, in combination with the technology Latch acquired in the HDW Acquisition, supports the Company’s professional services offering.
As consideration for the HelloTech Merger, the Company (i) as further specified below, assumed outstanding debt with a principal balance of $6.9 million and a fair value of $6.0 million as of July 1, 2024 (the “Prior Loan”) with Customers Bank and (ii) paid $0.3 million of HelloTech’s merger-related expenses. HelloTech’s stockholders and other equity holders (including option holders, warrant holders or holders of simple agreements for future equity) did not receive any consideration in connection with the HelloTech Merger.
The HelloTech Merger qualified as a business combination in accordance with ASC 805, and the Company was determined to be the acquirer. Accordingly, total consideration was first allocated to the fair value of assets acquired as of the date of acquisition, with the excess being recorded as goodwill. The Company incurred approximately $0.3 million in transaction-related expenses, in addition to those incurred by HelloTech but paid by the Company. Per ASC 805, the Prior Loan was an assumed liability, and consideration for the HelloTech Merger solely consists of cash paid for HelloTech’s merger-related expenses. The aggregate acquisition date fair value of the purchase consideration was comprised of the following:

As of July 1, 2024
Cash paid	$250
Fair value of total consideration transferred	$250

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The purchase consideration allocation of the acquired assets, based on their respective estimated fair values as of the date of the HelloTech Merger, is as follows:

As of July 1, 2024
Cash and cash equivalents	$462
Accounts receivable, net	1,373
Prepaid expenses and other current assets	358
Intangible assets(1)	1,000
Other non-current assets	11
Accounts payable	(533)
Accrued expenses	(420)
Deferred revenue, current	(339)
Current portion of long-term debt	(1,333)
Other current liabilities	(13)
Long-term debt	(4,667)
Total identifiable net assets	(4,101)
Goodwill(2)	4,351
Fair value of net assets acquired	$250

(1)Includes developed technology of $0.6 million with a useful life of ten years and trade names (domain) of $0.4 million with a useful life of ten years.
(2)The value of the goodwill is primarily related to HelloTech’s capabilities to expand service offerings through the DOOR App, HelloTech’s capabilities to install Latch hardware and cost synergies generated from the combined business. There is no expected tax deduction related to the goodwill acquired in the HelloTech Merger.
Consolidated Pro-forma Financial Results
The results of operations of the Property Management Acquisitions and HelloTech Merger are included in the following supplemental consolidated financial results on an unaudited pro forma basis, as if all acquisitions had been consummated on January 1, 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total revenue	$14,943	$16,026	$51,130	$53,135
Net loss	$(17,056)	$(28,834)	$(50,387)	$(96,127)
For the three months ended September 30, 2024, the HelloTech Merger contributed $4.1 million in revenue and increased net loss by $2.1 million, and the Property Management Acquisitions contributed $0.8 million in revenue and increased net loss by $0.4 million. On a pro forma basis, for the three months ended September 30, 2023, the HelloTech Merger would have contributed $5.3 million in revenue and increased net loss by $1.6 million, and the Property Management Acquisitions would have contributed $1.1 million in revenue and reduced net loss by $0.04 million.
On a pro forma basis, for the nine months ended September 30, 2024, the HelloTech Merger would have contributed $14.3 million in revenue and increased net loss by $5.0 million, and the Property Management Acquisitions would have contributed $2.5 million in revenue and increased net loss by $0.7 million. On a pro forma basis, for the nine months ended September 30, 2023, the HelloTech Merger would have contributed $18.9 million in revenue and increased net loss by $5.2 million, and the Property Management Acquisitions would have contributed $3.2 million in revenue and reduced net loss by $0.1 million.
The supplemental pro forma financial information presented above is not necessarily indicative of the financial position or results of operations that would have been realized if the HelloTech Merger had been completed on January 1, 2023. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.

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
Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the HDW Acquisition had been consummated on January 1, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	September 30, 2023	September 30, 2023
Total revenue	$9,673	$31,001
Net loss	$(27,278)	$(102,997)
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
Applicable accounting guidance requires disclosure of the amount of revenue and earnings of the acquired entity since the acquisition date that is included in the condensed consolidated income statement. For the three months ended September 30, 2023, HDW had no active products, customers or sales contracts and therefore had no revenue. The HDW Acquisition contributed $6.7 million to net loss for the three months ended September 30, 2023, primarily related to the compensation expense of the team members that joined as a result of the acquisition.
For the three and nine months ended September 30, 2024, activity related to the HDW Acquisition is included in the Company’s consolidated results. The operating results of this business were immaterial to the Company’s consolidated results of operations.
5.INVESTMENTS
Available-for-Sale Securities (Marketable Securities)
The Company’s investments in marketable securities are classified and accounted for as available-for-sale and consist of high quality asset-backed securities, commercial paper, corporate bonds and U.S. Government debt securities. The Company’s marketable securities with remaining effective maturities of 12 months or less from the balance sheet date are classified as current; otherwise, they are classified as non-current on the accompanying Condensed Consolidated Balance Sheets. Commercial paper and corporate bonds and U.S. Government debt securities are classified as current assets while asset-

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

backed securities are classified as non-current assets. Unrealized gains and losses on marketable securities classified as available-for-sale are recognized in other comprehensive income (loss).
The Company’s marketable securities by security type are summarized as follows:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$8,635	$9	$8,644
Total available-for-sale securities	$8,635	$9	$8,644

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Commercial paper and corporate bonds	$54,374	$31	$54,405
U.S. Government debt securities	30,440	16	30,456
Total available-for-sale securities	$84,814	$47	$84,861
As of September 30, 2024 and December 31, 2023, the Company recorded $0.01 million and $0.05 million, respectively, of gross unrealized gain in accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of September 30, 2024
	Amortized Cost	Estimated Fair Value
Due in less than one year	$8,635	$8,644
Due in one to five years	—	—
Total investments	$8,635	$8,644

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in less than one year	$83,435	$84,861
Due in one to five years	—	—
Total investments	$83,435	$84,861
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
As of September 30, 2024, the Company had not identified any impairment indicators in its investments.
For the three and nine months ended September 30, 2024, the Company received $15.8 million and $89.1 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. For the three and nine months ended September 30, 2023, the Company received $33.6 million and $131.2 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. Gains and losses are determined using the first-in, first-out method.

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
For the three and nine months ended September 30, 2023, the Company recorded a gain on the contingent consideration of zero and $0.2 million, respectively, on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of September 30, 2024 and December 31, 2023, the fair value of the investment in private company was $1.0 million and $1.0 million, respectively, and presented in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.
6.FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of September 30, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash	$2,847	$—	$—	$2,847
Money market funds and other cash equivalents	—	79,744	—	79,744
Total cash and cash equivalents	2,847	79,744	—	82,591
Available-for-sale securities	1,108	7,536		8,644
Investment in private company	—	—	954	954
Total assets	$3,955	$87,280	$954	$92,189

Liabilities
Warrant liability	$—	$251	$—	$251
Total liabilities	$—	$251	$—	$251

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
As of September 30, 2024 and December 31, 2023, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
As discussed in Note 5. Investments, the Company recorded a gain on the contingent consideration of zero and $0.2 million during the three and nine months ended September 30, 2023, respectively.
During the three and nine months ended September 30, 2024, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three and nine months ended September 30, 2024.
7.INVENTORIES, NET
Inventories, net consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$6,893	$6,665
Finished goods	6,373	9,479
Channel inventory	—	415
Total current inventories, net	13,266	16,559
Finished goods, non-current, net	11,216	10,143
Total inventories, net	$24,482	$26,702
The total excess and obsolete inventory reserve as of September 30, 2024 and December 31, 2023 was $12.6 million and $12.9 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

8.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Insurance receivable	$10,014	$10,961
Prepaid inventory	15,791	11,745
Unbilled receivables, net	2,755	5,942
Investment in private company	954	954
Prepaid capitalized incentives	435	436
Prepaid installation payments	149	678
Other prepaid expenses and other current assets	4,338	4,041
Total prepaid expenses and other current assets	$34,436	$34,757
9.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	September 30, 2024	December 31, 2023
Internally-developed software	$23,075	$21,613
Software-in-development	3,542	841
Less: accumulated amortization	(16,729)	(12,697)
Total internally-developed software, net	$9,888	$9,757
During the three and nine months ended September 30, 2024, the Company capitalized $1.5 million and $4.2 million, respectively, in internally-developed software. During the three and nine months ended September 30, 2023, the Company capitalized $0.3 million and $1.0 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service.
Total amortization expense related to internally-developed software for the three and nine months ended September 30, 2024 was $1.3 million and $4.0 million, respectively. Total amortization expense related to internally-developed software for the three and nine months ended September 30, 2023 was $1.3 million and $4.1 million, respectively. Impairment expense, which is included in general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, was zero for both the three and nine months ended September 30, 2024 and zero and $0.2 million for the three and nine months ended September 30, 2023, respectively.
10.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued compensation	$232	$2,099
Accrued warranties	200	128
Accrued purchases	2,604	258
Accrued non-cancellable purchase commitments	—	588
Accrued audit fees	845	419
Accrued litigation costs	31,018	26,819
Investment purchases payable	—	19,322
Accrued restructuring costs	386	1,301
Other accrued expenses	2,976	4,032
Total accrued expenses	$38,261	$54,966

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

As of September 30, 2024 and December 31, 2023, accrued litigation costs primarily included (i) $1.95 million related to settlement of the Brennan Action, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the Schwartz Action and (iv) the Company’s $14.875 million share of the settlement in the Merger Lawsuits, each as defined and/or further described in Note 12. Commitments and Contingencies.
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
11.DEBT
A summary of the Company’s debt is as follows:

	September 30, 2024	December 31, 2023
Promissory Notes	$—	$22,000
Term loan	5,820	—
Total long-term debt and current related maturities	5,820	22,000
Less: Current portion of long-term debt	(981)	(22,000)
Total long-term debt	$4,839	$—
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
Term Loan
On July 15, 2024, the Company, Latch Systems and HelloTech (collectively with the Company and Latch Systems, the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Customers Bank. Pursuant to the Loan Agreement, Customers Bank issued the Borrowers a term loan in the principal amount of $6.0 million (the “New Loan”) and forgave approximately $0.9 million of principal and all accrued interest, fees and expenses on the Prior Loan. The Loan Agreement, which amended and restated the terms of the Prior Loan, did not result in the Borrowers receiving any additional loan proceeds. Interest is payable on the New Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the Maturity Date is July 15, 2029.
Concurrent with the Company’s entry in the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock (the “Bank Warrant”). The Bank Warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030. Although the Bank Warrant did not meet the liability classification requirements under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) the presence of a contingent cash settlement feature outside the Company’s control required liability classification under ASC 815, Derivatives and Hedging (“ASC 815”). At issuance, the Bank Warrant was recorded at its fair value of $0.2 million, as determined by an independent valuation specialist and included in other non-current liabilities, with an equal amount recorded as a reduction of the term loan, non-current on the accompanying Condensed Consolidated Balance

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Sheets. The warrant liability is remeasured at fair value each reporting period, with changes recognized in other (expense) income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss. The fair value of the New Loan was $5.8 million as of September 30, 2024. The reduction of the term loan is being amortized to interest expense over the 60-month loan term.
The Borrowers were only required to pay interest on the New Loan monthly until January 15, 2025. Thereafter, the Borrowers are required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the New Loan.
Pursuant to the Loan Agreement, the Borrowers have granted Customers Bank security interests in substantially all of the Borrowers’ assets, other than intellectual property. HelloTech is required to maintain an operating account with Customers Bank with a sufficient balance to support monthly payments. Additionally, the Borrowers are collectively required to maintain a liquidity ratio of at least 4.00, tested monthly, which is calculated as the quotient of unrestricted cash and cash equivalents of the Company and its subsidiaries (subject to certain limitations with respect to cash of foreign subsidiaries), divided by all outstanding indebtedness owed to Customers Bank. As of September 30, 2024, the Company was in compliance with the covenants under the Loan Agreement.
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
The transaction to reissue the acquired debt as a new loan was accounted for as an extinguishment of debt with the New Loan recorded at fair value and the Bank Warrant recognized separately as a liability-classified derivative. No cash outflow occurred as the Prior Loan was forgiven, and no gain or loss was recorded upon extinguishment of the Prior Loan as the fair value of the Prior Loan equaled the fair value of the New Loan.
The following table presents the future minimum principal payments on the total borrowings under all debt agreements as of September 30, 2024:

2025	$1,333
2026	1,333
2027	1,333
2028	1,333
2029	668
Thereafter	—
Total future minimum payments	6,000
Less: debt discount	(180)
Total	$5,820

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

12.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of September 30, 2024 and December 31, 2023, the Company had unfunded non-cancellable purchase commitments of zero and $0.6 million, respectively. See Note 10. Accrued Expenses.
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
Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The court approved the settlement on May 28, 2025. The Company paid the settlement amount in March 2025. The amount of the settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

expenses on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. Under the terms of the settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. The Company does not expect insurers to contribute to the settlement amount.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the proposed settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. The parties filed a final stipulation of settlement in June 2025, which was preliminarily approved by the court in August 2025 and remains subject to final approval. The Company expects to pay the settlement amount before December 31, 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
On May 9, 10 and 18, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0540 (together, the “Merger Lawsuits”). On July 6, 2023, the court consolidated the Merger Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, L.L.C. Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Merger Lawsuits allege that TSIA’s directors and officers, and alleged entity and individual controllers, breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA and by approving a merger unfair to TSIA’s stockholders. The Merger Lawsuits include claims for breach of fiduciary duty, unjust enrichment, damages and an award of costs and attorneys’ fees to the putative class. Pursuant to the TSIA Merger Agreement, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Merger Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages or liabilities incurred in connection with these actions. In April 2024, Latch and the Sponsor agreed to share the costs of the settlement amount equally. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal and release of all claims against the defendants and the Company. The full settlement amount of $29.75 million was paid in January 2025, and the court approved the settlement in July 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Merger Lawsuits. Of the $29.75 million, the Company’s insurers paid $10.0 million and Latch paid $4.875 million. The net amount of the Company’s share of the settlement ($4.875 million) is reflected in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed. The Company’s share of the settlement amount of $14.875 million is reflected as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. The insurance contribution of $10.0 million is reflected as prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-07473 (the “Gottlieb Action”). The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business,

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. At this time, the Company is negotiating a potential settlement and has estimated a potential loss and accrued $0.1 million of expenses on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2024. The Company does not believe the allegations are meritorious and intends to vigorously defend against them. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273. The parties agreed to stay the action until 21 days following the resolution of any and all motions to dismiss both the Brennan Action and the Schwartz Action. The parties are in discussions regarding a potential resolution.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of September 30, 2024 and December 31, 2023, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2024 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	September 30, 2024	December 31, 2023
Stock options issued and outstanding	46,423,362	12,516,060
Restricted stock units issued and outstanding	6,038,738	6,126,062
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
Bank warrant	1,000,000	—
2021 Incentive Award Plan available shares	4,106,041	29,116,354
Total	72,901,442	63,091,777
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
Bank Warrant
On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued the Bank Warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock. The Bank Warrant has an exercise price of $1.25 per share, is exercisable immediately and will expire six years from the date of issuance, or July 15, 2030. Although the Bank Warrant did not meet the liability classification requirements under ASC 480, the presence of a contingent cash settlement feature outside the Company’s control required liability classification under ASC 815. At issuance, the warrant was recorded at its fair value of $0.2 million, as determined by an independent valuation specialist and included in other non-current liabilities, with an equal amount recorded as a reduction of the term loan, non-current on the accompanying Condensed Consolidated Balance Sheets. The reduction of the term loan is being amortized to interest expense over the 60-month loan term. The warrant liability is remeasured at fair value each reporting period, with changes recognized in other (expense) income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

14.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(17,056)	$(27,278)	$(47,630)	$(91,078)

Basic weighted-average common shares(1)	156,386,470	154,328,606	156,386,470	147,884,812	(2)
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares(1)	156,386,470	154,328,606	156,386,470	147,884,812	(2)
Basic and diluted net loss per common share	$(0.11)	$(0.18)	$(0.30)	$(0.62)	(2)

(1)The basic and diluted weighted-average common shares exclude (i) the Sponsor Shares and (ii) shares held by Jamie Siminoff, who was the Company’s Chief Strategy Officer, that were subject to a right of repurchase held by the Company.
(2)Amounts have been corrected for the three and nine months ended September 30, 2023. See “Correction to Previously Reported Financial Statements” below.
The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	September 30, 2024	September 30, 2023
Stock options	46,423,362	12,528,211
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	19,075,675	19,075,675	(2)
Restricted stock units(1)	6,038,738	8,842,511
Warrants	16,333,301	15,333,301
Total	88,609,076	56,517,698	(2)

(1)    Amount includes 2,837 liability-based RSUs as of September 30, 2023 that the Company settled in cash. As a result, the shares of common stock underlying the liability-based RSUs were not issued upon vesting and were returned to the 2021 Incentive Award Plan as available shares.
(2)Amount has been corrected as of September 30, 2023. See “Correction to Previously Reported Financial Statements” below.
Correction to Previously Reported Financial Statements
The basic and diluted net loss per share for the three and nine months ended September 30, 2023 stated above have been corrected to reflect adjustments in the basic and diluted weighted average common shares outstanding to exclude 19,075,675 shares held by Jamie Siminoff, who was the Company’s Chief Strategy Officer, that were subject to a right of repurchase held by the Company. According to ASC 260, Earnings per Share, the restricted shares should have been excluded from the basic and diluted weighted average shares outstanding as contingently issuable shares. For the three months ended September 30, 2023, the adjustment resulted in a 18,660,987 share decrease in the Company’s basic and diluted weighted average shares outstanding from 172,989,593 to 154,328,606 and an increase of $0.02 in its basic and diluted net loss per common share from $0.16 to $0.18. For the nine months ended September 30, 2023, the adjustment resulted in a 6,288,684 share decrease in the Company’s basic and diluted weighted average shares outstanding from 154,173,496 to 147,884,812 and an increase of $0.03 in its basic and diluted net loss per common share from $0.59 to $0.62.
The correction does not affect the reported net loss for the three and nine months ended September 30, 2023 and is immaterial to the previously issued condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

15.STOCK-BASED COMPENSATION
The components of stock-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$205	$108	$312	$548
Restricted common stock(1)	1,402	5,351	4,174	5,351
Restricted stock units	225	2,062	1,444	10,520
Capitalized costs(2)	(59)	(18)	(169)	(636)
Total stock-based compensation expense	$1,773	$7,503	$5,761	$15,783

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
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$—	$(124)	$3	$(12)
Research and development	141	1,583	676	5,981
Sales and marketing	30	116	33	1,494
General and administrative	1,602	5,928	5,049	8,320
Total stock-based compensation expense	$1,773	$7,503	$5,761	$15,783
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the Closing of the Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Board. Effective January 1, 2022, 2023 and 2024, the number of shares reserved for future issuance

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

under the 2021 Plan increased by 7,116,177, 7,267,376 and 8,810,007 shares, respectively. As of September 30, 2024, there were 4,106,041 shares available for future grants under the 2021 Plan. Effective January 1, 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 8,241,264 shares.
Stock Options
A summary of the status of stock options as of September 30, 2024, and changes during the nine months ended September 30, 2024, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2023	12,516,060	$0.68
Options granted	34,051,867	$0.43
Options exercised	—	$—
Options forfeited	(144,565)	$0.49
Options expired	—	$—
Balance at September 30, 2024	46,423,362	$0.50	8	$3,530,853
Exercisable at September 30, 2024	12,511,746	$0.68	3	$1,067,661

(1)    Approximately 3.7 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
During the nine months ended September 30, 2024, the Company granted 34,051,867 stock options (“Performance Options”) under the Performance Equity Program (defined below). No stock options were granted during the year ended December 31, 2023.
As of September 30, 2024, total compensation expense not yet recognized related to unvested stock options was $7.8 million, which was expected to be recognized over a weighted-average period of 5.4 years. Stock options granted prior to 2024 had no material impact on the condensed consolidated financial statements.
Performance-Based Stock Option Awards
On August 11, 2024 (the “Program Effective Date”), the Board approved a performance-based equity incentive program (the “Performance Equity Program”) pursuant to which awards of Performance Options and performance-vesting restricted stock units (“PSUs”) would be granted to Company officers and service providers, and the Company granted Performance Options to certain officers and key service providers.
The Performance Equity Program provides for the Company to grant awards under the 2021 Plan that will become eligible to vest based on the Company’s common stock reaching specified market trading prices (based on a trailing 60-day volume-weighted average price (“VWAP”)) within seven years after the Program Effective Date. Awards under the Performance Equity Program were generally expected to be granted 50% in the form of PSUs that would become eligible to vest, or “earned,” in three equally-sized tranches upon attaining a $1, $2 and $3 stock price hurdle, and 50% in the form of Performance Options that would become earned in three equally-sized tranches upon attaining a $4, $5 and $6 stock price hurdle. Upon attainment of a stock price hurdle, 25% of the earned tranche of PSUs and Performance Options would vest, with the remaining 75% of such earned tranche vesting in three equal annual installments over the next three years, subject to the applicable participant’s continued service through the vesting date.
On the Program Effective Date, the Board granted Performance Options to certain officers and key service providers, including Messrs. Siminoff, Mitura and Lillis, covering a total of 25.5 million shares, including the following: Mr. Siminoff: 8,000,000 shares; Mr. Mitura: 7,500,000 shares; and Mr. Lillis: 3,000,000 shares (the “Initial Option Grant”). The Performance Options granted to Messrs. Siminoff and Mitura were forfeited on the executives’ respective separation dates in 2024.

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
On September 13, 2024, the Company granted approximately 8.6 million Performance Options under the Performance Equity Program to employees, none of whom participated in the Initial Option Grant. Such Performance Options have an exercise price of $0.48 and are otherwise substantially identical to those granted in the Initial Option Grant.
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
Equity-based
A summary of equity-based RSU activity is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2023	6,126,062	$3.90
Granted	—	$—
Vested and released	—	$—
Forfeited	(87,324)	$5.02
Balance at September 30, 2024	6,038,738	$3.88
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $0.2 million as of September 30, 2024 and will be expensed over a weighted-average period of 0.1 years. In addition, approximately 0.3 million and 5.6 million RSUs

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

vested during the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.
Liability-based
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. The Company did not have any liability-based RSUs as of September 30, 2024. For the three months ended September 30, 2023, the Company recognized $0.001 million of bonus expense within cost of hardware revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The unrecognized expense related to the unvested liability-based RSUs was $0.002 million as of September 30, 2023 and will be expensed over a weighted-average period of 0.7 years. The Company settled 848 liability-based RSUs for $0.001 million in cash for the three months ended September 30, 2023.
Modification of Equity Instruments
There were no modifications of equity instruments during the three and nine months ended September 30, 2024. During the three months ended March 31, 2023, the Company modified the stock option and RSU awards of five former employees and service providers to extend the post-termination exercise window of 2,647,440 vested options and to accelerate the vesting of 35,150 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.2 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.04 million, offset by the fair value of the new awards of $0.03 million as of the modification date, resulting in a net reversal of $0.004 million to stock-based compensation expense. For the nine months ended September 30, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.2 million on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended September 30, 2023, the Company commenced a reduction in force (the “July 2023 RIF”). As a result, the Company modified the option and RSU awards of approximately 40 former employees and service providers to extend the post-termination exercise window of 1,003,562 vested stock options and to accelerate the vesting of 702,689 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.05 million for the three and nine months ended September 30, 2023. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.01 million, offset by the fair value of the new awards of $0.8 million as of the modification date, resulting in a net increase of $0.8 million to stock-based compensation expense for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.9 million on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
For the three and nine months ended September 30, 2024, an additional $1.4 million and $4.2 million, respectively, of the $21.0 million of Siminoff Shares attributable to post-combination service was recognized as stock-based compensation expense by the Company for the post-combination service rendered. Total unrecognized stock-based compensation expense as of September 30, 2024 was $14.1 million and was expected to be recognized over a period of 2.5 years.
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
In total, during the three and nine months ended September 30, 2023, the Company recorded $5.4 million in stock-based compensation expense related to the HDW Acquisition, which was allocated to general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
16.INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2024 was zero and $0.002 million, respectively. The income tax provision for the three and nine months ended September 30, 2023 was zero and $0.01 million, respectively.
For the three and nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of September 30, 2024, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.
17.RELATED-PARTY TRANSACTIONS
The Company has a customer who is an affiliate of a member of the Board. The Company charges market rates for products and services that are offered to such customer. As of September 30, 2024 and December 31, 2023, the Company had $0.09 million and $0.02 million, respectively, of receivables due from this customer, which is included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, the Company had $0.01 million and $0.01 million, respectively, of hardware revenue from this customer, and $0.03 million and $0.11 million, respectively, of software revenue from this customer, which was included on the accompanying Condensed

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2023, the Company had zero and $0.1 million, respectively, of hardware revenue and $0.04 million and $0.12 million, respectively, of software revenue from this customer, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
18.RESTRUCTURING
During the three and nine months ended September 30, 2024, the Company incurred $0.7 million and $0.8 million, respectively, in restructuring costs related to the HelloTech Merger.
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
The Company’s restructuring costs by major cost-type incurred were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Severance and termination benefits	$715	$5,121	$780	$5,611
Lease abandonment charges	—	49	—	49
Professional fees and other costs	—	(7)	—	—
Total restructuring costs	$715	$5,163	$780	$5,660
Restructuring costs are recorded on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2024	2024	2024
Cost of revenue	$—	$206	$28	$206
Research and development	130	2,786	188	2,926
Sales and marketing	205	1,357	199	1,565
General and administrative	380	814	365	963
Total restructuring costs	$715	$5,163	$780	$5,660
The following table summarizes the changes in the accrued restructuring balance, which is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Severance and Termination Benefits
Balance at December 31, 2023	$1,301
Restructuring charges	780
Payments	(1,695)
Balance at September 30, 2024	$386
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
Complementing our multifamily installation capabilities, our HelloTech business, as defined and described below, provides a scalable, nationwide network of skilled independent technicians. HelloTech connects these service providers with residents and property managers seeking a wide range of on-demand technical services, such as TV mounting and smart home device installation and set-up, as well as broader home services, such as furniture assembly, handyman services and home cleaning.
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

Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended September 30,
	2024	2023	$ Change	% Change
GAAP Measures:
Software revenue	$5,077	$4,660	$417	8.9%
Total revenue	$14,943	$9,673	$5,270	54.5%
Net loss	$(17,056)	$(27,278)	$10,222	(37.5%)
Non-GAAP Measure:
Adjusted EBITDA	$(12,409)	$(13,444)	$1,035	(7.7%)

	Nine months ended September 30,
	2024	2023	$ Change	% Change
GAAP Measures:
Software revenue	$15,136	$13,046	$2,090	16.0%
Total revenue	$39,916	$31,001	$8,915	28.8%
Net loss	$(47,630)	$(91,078)	$43,448	(47.7%)
Non-GAAP Measure:
Adjusted EBITDA	$(29,710)	$(58,000)	$28,290	(48.8%)
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(17,056)	$(27,278)	$(47,630)	$(91,078)
Depreciation and amortization	1,805	1,856	5,515	5,375
Interest income, net(1)	(405)	(808)	(1,372)	(1,620)
Provision for income taxes	—	—	4	11
Change in fair value of warrant liability	61	(553)	62	(218)
Restructuring costs(2)	715	5,163	780	5,660
Transaction-related costs	—	—	—	1
Non-ordinary course legal fees and settlement reserves(3)	698	673	7,170	8,086
Stock-based compensation expense(4)	1,773	7,503	5,761	15,783
Adjusted EBITDA	$(12,409)	$(13,444)	$(29,710)	$(58,000)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest income, net includes interest expense associated with the significant financing component $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.6 million for the three and nine months ended September 30, 2023, respectively.
(2)The Company does not anticipate incurring any restructuring costs during the year ending December 31, 2025. See Note 18. Restructuring, in Part I, Item 1. “Financial Statements.”
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

Professional Services Revenue. We generate professional services revenue in three primary ways: (i) by facilitating project-based hardware installation and activation services for enterprise customers, (ii) through fees generated by technology and home services performed for residents and consumers, and (iii) through property management services performed by DPM for its multifamily building customers.
We facilitate hardware installation and activation services to select customers. The revenues associated with these services are recognized over time based on a percentage of installation performed and completed and represent a transfer of services to a customer under contract.
Through our HelloTech platform, a network of independent contractors provides in-home technology services such as installation, repair, troubleshooting and technical support. Orders placed through the HelloTech platform are recognized as revenue as services are completed over time. We also offer a subscription service through the HelloTech platform that includes discounted home services and other technical support such as 24/7 online support, home technology checkups, and antivirus and password manager software support. Subscription revenues are recognized ratably over the subscription period.
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
Cost of professional services revenue consists primarily of (i) third-party installation labor costs and parts and materials associated with deployment of our hardware, (ii) labor costs associated with HelloTech independent technicians and credit card fees, and (iii) costs related to third-party property service providers.
Cost of revenue excludes depreciation and amortization shown in operating expenses.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. As part of a July 2023 reduction in force (the “July 2023 RIF”), we reduced headcount, resulting in the forfeiture of equity grants and the associated recognition of negative stock-based compensation expense. We have not granted any RSUs since the suspension of our registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. However, we expect to resume granting RSUs pursuant to the S-8 Registration Statement once we are current in our SEC filings. Any such grants will increase the Company’s stock-based compensation expense.
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
Interest income, net is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$1,327	$2,523	$4,950	$5,804
Interest expense	(922)	(1,715)	(3,578)	(4,184)
Interest income, net	$405	$808	$1,372	$1,620
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
Comparison of three months ended September 30, 2024 and September 30, 2023

	Three months ended September 30,
(in thousands, except share and per share data)	2024	2023	$ Change	% Change

Revenue
Hardware	$3,611	$3,215	$396	12.3%
Software	5,077	4,660	417	8.9%
Professional services	6,255	1,798	4,457	247.9%
Total revenue	14,943	9,673	5,270	54.5%
Cost of revenue(1)
Hardware	3,537	1,393	2,144	153.9%
Software	519	546	(27)	(4.9%)
Professional services	4,812	1,640	3,172	193.4%
Total cost of revenue	8,868	3,579	5,289	147.8%
Operating expenses
Research and development	4,875	10,236	(5,361)	(52.4%)
Sales and marketing	3,954	3,819	135	3.5%
General and administrative	12,827	18,791	(5,964)	(31.7%)
Depreciation and amortization	1,805	1,856	(51)	(2.7%)
Total operating expenses	23,461	34,702	(11,241)	(32.4%)
Loss from operations	(17,386)	(28,608)	11,222	39.2%
Other income, net
Change in fair value of warrant liability	(61)	553	(614)	(111.0%)
Interest income, net	405	808	(403)	49.9%
Other (expense), net	(14)	(31)	17	54.8%
Total other income, net	330	1,330	(1,000)	(75.2%)
Loss before income taxes	(17,056)	(27,278)	10,222	37.5%
Provision for income taxes	—	—	—	N.M.
Net loss	$(17,056)	$(27,278)	$10,222	37.5%
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	13	238	(225)	(94.5%)
Foreign currency translation adjustment	(9)	—	(9)	N.M.
Comprehensive loss	$(17,052)	$(27,040)	$9,988	36.9%
Net loss per common share:
Basic and diluted net loss per common share	$(0.11)	$(0.18)	$0.07	38.9%
Weighted average shares outstanding:
Basic and diluted	156,386,470	154,328,606

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $5.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was driven by (i) a $4.5 million increase in professional services revenue, (ii) a $0.4 million increase in software revenue and (iii) a $0.4 million increase in hardware revenue. The increase in professional services revenue was attributable to (a) $4.1 million of revenue from HelloTech and (b) $0.8 million of revenue from DPM, both of which were new sources of revenue in 2024, partially offset by (c) lower direct deployments of $0.5 million. The increase in software revenue reflects the continued growth in subscriptions as a result of increases in delivered hardware units. The increase in hardware revenue was driven by an increase in hardware shipments in 2024 compared to 2023, partially offset by the impact of the Restatement, which shifted a higher level of revenue from previous periods into 2023 compared to 2024.
Cost of Revenue
Cost of revenue increased by $5.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was driven by a $3.2 million increase in professional services costs and a $2.1 million increase in hardware costs. The increase in professional services costs was attributable to (i) $2.7 million from HelloTech and (ii) $0.5 million from DPM. The increase in hardware costs was driven by (i) $1.3 million increase in expense for excess and obsolete reserves and (ii) $0.7 million increase in hardware cost of revenue driven by an increase in hardware shipments, partially offset by the impact of the Restatement, which shifted a higher level of costs from previous periods into 2023 compared to 2024.
Research and Development Expenses
Research and development expenses decreased by $5.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to (i) a $2.7 million decrease in restructuring costs, (ii) a $1.8 million decrease in personnel-related expenses, comprised of $1.2 million of decreased stock-based compensation expense and $0.6 million of decreased compensation expense, (iii) a $0.4 million decrease in software license expense and (iv) a $0.3 million decrease in other research and development expense.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The slight increase was primarily due to (i) a $0.9 million increase in personnel-related expenses and (ii) a $0.5 million increase in marketing expenses. These increases were mostly offset by a (i) $1.2 million decrease in restructuring costs and (ii) $0.3 million decrease in software license expense.
General and Administrative Expenses
General and administrative expenses decreased by $6.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to (i) a $4.7 million decrease in personnel-related expenses comprised of (a) $4.3 million of decreased stock-based compensation expense and (b) $0.4 million of decreased compensation expense, (ii) a $1.6 million decrease in professional fees due to (a) a decrease of $1.2 million related to outsourced management and (b) a decrease of $0.7 million related to the Investigation and the Restatement, partially offset by (c) an increase in audit fees of $0.3 million, and (iii) a $0.4 million decrease in restructuring costs. These decreases were partially offset by (i) $0.2 million increase of insurance expense and (ii) $0.1 million increase in litigation expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to the decreased amortization of capitalized internally-developed software.
Total Other Income, Net
Total other income, net decreased by $1.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a $0.6 million unfavorable change in the fair value of the private placement warrants liability and a $0.4 million decrease in interest income, net related to higher interest rates.

Comparison of nine months ended September 30, 2024 and September 30, 2023

	Nine months ended September 30,
(in thousands, except share and per share data)	2024	2023	$ Change	% Change

Revenue
Hardware	$13,837	$12,823	$1,014	7.9%
Software	15,136	13,046	2,090	16.0%
Professional services	10,943	5,132	5,811	113.2%
Total revenue	39,916	31,001	8,915	28.8%
Cost of revenue(1)
Hardware	10,914	17,363	(6,449)	(37.1)%
Software	1,449	1,489	(40)	(2.7)%
Professional services	9,092	4,646	4,446	95.7%
Total cost of revenue	21,455	23,498	(2,043)	(8.7)%
Operating expenses
Research and development	12,016	27,959	(15,943)	(57.0)%
Sales and marketing	8,705	12,753	(4,048)	(31.7)%
General and administrative	41,402	54,502	(13,100)	(24.0)%
Depreciation and amortization	5,515	5,375	140	2.6%
Total operating expenses	67,638	100,589	(32,951)	(32.8)%
Loss from operations	(49,177)	(93,086)	43,909	47.2%
Other income, net
Change in fair value of warrant liability	(62)	218	(280)	(128.4)%
Interest income, net	1,372	1,620	(248)	15.3%
Other income, net	239	181	58	(32.0)%
Total other income, net	1,549	2,019	(470)	(23.3)%
Loss before income taxes	(47,628)	(91,067)	43,439	47.7%
Provision for income taxes	2	11	(9)	(81.8)%
Net loss	$(47,630)	$(91,078)	$43,448	47.7%
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(31)	1,386	(1,417)	102.2%
Foreign currency translation adjustment	(7)	—	(7)	N.M.
Comprehensive loss	$(47,668)	$(89,692)	$42,024	46.9%
Net loss per common share:
Basic and diluted net loss per common share	$(0.30)	$(0.62)	$0.32	51.6%
Weighted average shares outstanding:
Basic and diluted	156,386,470	147,884,812

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $8.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was driven by (i) a $5.8 million increase in professional services revenue, (ii) a $2.1 million increase in software revenue and (iii) a $1.0 million increase in hardware revenue. The increase in professional services revenue was attributable to (a) $4.1 million of revenue from HelloTech, (b) $1.5 million of revenue from DPM, both of which were new sources of revenue in 2024 and (c) direct deployments of $0.2 million. The increase in software revenue reflects the continued growth in subscriptions as a result of increases in delivered hardware units. The increase in hardware revenue was driven by an increase in hardware shipments in 2024 compared to 2023, partially offset by the impact of the Restatement, which shifted a higher level of revenue from previous periods into 2023 compared to 2024.
Cost of Revenue
Cost of revenue decreased by $2.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a $6.4 million decrease in hardware costs, partially offset by a $4.4 million increase in professional services costs. The decrease in hardware costs was primarily related to a decrease of expense for excess and obsolete reserves. The professional services cost increase was primarily attributable to (i) $2.7 million from HelloTech, (ii) $0.9 million from DPM and (iii) $0.8 million of direct deployments.
Research and Development Expenses
Research and development expenses decreased by $15.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to (i) a $10.4 million decrease in personnel-related expenses comprised of (a) $5.5 million of decreased compensation expense and (b) $4.9 million of decreased stock-based compensation expense, (ii) a $2.7 million decrease in restructuring costs, (iii) a $1.4 million decrease in software license expense and (iv) a $0.8 million decrease in other research and development expenses.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $4.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to (i) $1.5 million decrease in personnel-related expenses, (ii) $1.4 million of decreased restructuring costs, (iii) $0.9 million of decreased professional fees and (iv) $0.8 million decrease in software license expense. These decreases were partially offset by $0.7 million increase in marketing expense.
General and Administrative Expenses
General and administrative expenses decreased by $13.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to (i) $8.3 million decrease in professional fees, including (a) $7.0 million related to the Investigation and Restatement; (b) $1.8 million related to outsourced management, (c) $0.7 million in litigation expenses and (d) $0.3 million in investment advisory fees, partially offset by (e) an increase of $1.7 million in audit fees; and (ii) $5.1 million decrease in personnel-related expense, comprised of (a) $3.3 million of decreased stock-based compensation expense and (b) $1.9 million of decreased compensation expense. These decreases were partially offset by a $0.5 million increase of expense of net allowances for expected credit losses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $0.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to the increased amortization of capitalized internally-developed software.
Total Other Income (Expense), Net
Total other income (expense), net decreased by $0.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to (i) a $0.3 million unfavorable change in the fair value of the private placement warrants liability and (ii) a $0.2 million decrease in interest income, net.

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
As of September 30, 2025 and September 30, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $44.1 million and $91.2 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
As of September 30, 2025 and September 30, 2024, the Company also had approximately $29.2 million and $24.5 million in net inventory, respectively.
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
Our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from our contract manufacturers. To better align staffing and expense levels with sales volumes and the macroeconomic environment and create operating efficiencies, we conducted the July 2023 RIF in order to streamline our business operations, reduce costs and complexities in the business and create additional operating efficiencies. In connection with the July 2023 RIF, we incurred $5.7 million in restructuring costs (excluding the impact of stock-based compensation).
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
Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 11. Debt and Note 12. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.”
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
As of September 30, 2024, the Company was in compliance with the covenants under the Loan Agreement.
On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock. The Bank Warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(61,972)	$(73,934)
Net cash provided by investing activities	71,874	20,419
Net cash used in financing activities	(22,000)	—
Effect of exchange rates on cash	14	(15)
Net change in cash and cash equivalents	$(12,084)	$(53,530)
Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2024 decreased by $12.0 million compared to the nine months ended September 30, 2023. The decrease resulted from (i) a $34.2 million decrease in net loss, after adjusting for non-cash items, (ii) a $22.5 million decrease in prepaid expense and other current assets, (iii) a $2.7 million increase in accounts payable and (iv) a $0.9 million decrease in other non-current assets. These sources of cash were partially offset by (i) a $30.0 million decrease in accrued expenses primarily due to the $19.3 million accrual of an investment security in 2023, which was subsequently settled in 2024, (ii) an $8.9 million increase in net inventories, (iii) a $4.4 million decrease in deferred revenue, (iv) a $4.3 million increase in accounts receivable and (v) a $0.8 million decrease in payments of other current and non-current liabilities.
Investing Activities. Net cash provided by investing activities increased by $51.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was driven by a $105.6 million decrease in purchases of available-for-sale securities, partially offset by (i) a $42.1 million decrease in proceeds from sales and maturities of available-for-sale and trading securities, (ii) a $9.0 million decrease in cash acquired through business acquisitions and (iii) a $2.9 million increase in capitalization of internally-developed software.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2024, primarily consisted of the $22.0 million repayment of the Promissory Notes. The Company did not conduct any financing activities during the nine months ended September 30, 2023.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2024 and December 31, 2023 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to September 30, 2024, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we initially identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). During 2022, the Company completed multiple reductions in force that impacted approximately 51% of the Company’s full-time employees in addition to the transition of the Company’s Chief Financial Officer in March 2022. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness, which continued to exist as of September 30, 2024, and contributed to additional material weaknesses identified as of December 31, 2022 in the 2022 Annual Report.

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
While management believes these remediation efforts have meaningfully enhanced the Company’s control environment and strengthened the Tone at the Top, the Company cannot conclude this material weakness has been remediated until evidence of the long-term effectiveness of the control environment is available. As a result, management concluded that the Tone at the Top material weakness was not fully remediated as of September 30, 2024.
The additional, previously disclosed material weaknesses that remained as of September 30, 2024 (collectively with Tone at the Top, the “Legacy Material Weaknesses”) are as follows:
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

Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2024, will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 12. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended September 30, 2024 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024
10.2†	Employment Agreement, dated as of August 16, 2024, by and between Latch, Inc. and Jason Mitura.	8-K	10.3	8/13/2024
10.3†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.4†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.5*†	Separation and Transition Agreement and Release, dated as of November 26, 2024, by and between Latch Systems, Inc. and Jason Mitura.	8-K	10.1	11/27/2024
10.6†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.7†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.8†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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