Form 10-K
period 2024-12-31
Latch, Inc.
filed 2025-11-05
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Warrants, each whole warrant exercisable for one share of common stock, at an exercise price of $11.50 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2025 and June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $18.8 million and $44.7 million, respectively (based upon the last trading price of such stock as reported by the OTC Markets on such dates).
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
Our core offering is built around a proprietary, cloud-based software-as-a-service (“SaaS”) platform (the “DOOR Platform”) that powers and manages our suite of smart access control devices (including locks, readers and intercoms) and smart home devices and integrates with other connected devices within a building.
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
Complementing our multifamily installation capabilities, our wholly-owned subsidiary, HelloTech, Inc. (“HelloTech”), provides a scalable, nationwide network of skilled independent technicians. HelloTech connects these service providers with residents and property managers seeking a wide range of on-demand technical services, such as TV mounting and smart home device installation and set-up, as well as broader home services, such as furniture assembly, handyman services and home cleaning.
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

In connection with our rebrand to DOOR, in August 2025, Latch Systems, Inc., our primary operating entity and a wholly-owned subsidiary of Latch, Inc., changed its name to DOOR Systems, Inc (“Latch Systems” or “DOOR Systems,” as the context requires).
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
HDW Acquisition
On May 15, 2023, the Company, LS Key Merger Sub 1, Inc., a wholly-owned subsidiary of the Company (“Merger Sub I”), and LS Key Merger Sub 2, LLC, a wholly-owned subsidiary of the Company (“Merger Sub II”), entered into an Agreement and Plan of Merger (as amended, the “HDW Merger Agreement”) with Honest Day’s Work, Inc. (“HDW”). On July 3, 2023 (the “HDW Closing Date”), (i) Merger Sub I merged with and into HDW, with HDW continuing as the surviving corporation, and subsequently, (ii) HDW merged with and into Merger Sub II, with Merger Sub II continuing as the surviving entity and a wholly-owned subsidiary of the Company (collectively, the “HDW Acquisition”). The HDW Acquisition allowed the Company to acquire HDW’s technology assets to accelerate the development of the Company’s platform, enable the Company to offer resident services and incorporate HDW’s team members.
Business Update
Launch of Door Property Management
In March 2024, the Company announced the launch of Door Property Management, LLC, a wholly-owned subsidiary of the Company (“DPM”), in conjunction with the acquisition of the property management business of The Broadway Company, a Boston-based real estate investment company (“Broadway”). Additionally, the Company purchased the property management division of Boston Realty Advisors in June 2024. Together, these acquisitions (the “Property Management Acquisitions”) enable the Company to (i) operate all aspects of a multifamily residential property, from physical management to providing advanced technology solutions, and (ii) gain hands-on experience in property management to further refine and optimize its products and services.
HelloTech Merger and Loan Agreement
On June 21, 2024, the Company and LS HT Merger Sub, Inc. (“HT Merger Sub”), a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger with HelloTech. On July 1, 2024, HT Merger Sub merged with and into HelloTech, with HelloTech continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “HelloTech Merger”).
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
Leadership
Effective August 16, 2024, the Board appointed Jason Mitura as the Company’s Chief Product Officer. Mr. Mitura was the Chief Product Officer at Ring from July 2017 to December 2023, where, leading a team of over 2,000, he oversaw all aspects of the company’s hardware and software development and design. Mr. Mitura had previously served as a consultant to the Company between January 2024 and August 2024.
On November 18, 2024 (the “Siminoff Agreement Date”), the Company and Jamie Siminoff mutually agreed that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024 (the “Siminoff Separation Date”). Mr. Siminoff remained Chief Strategy Officer through the Siminoff Separation Date, after which he began serving in an advisory role that was expected to continue through December 31, 2026 (such advisory services, the “Advisory Services,” and such date, the “Advisory End Date”). Mr. Siminoff ceased to serve as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act on the Siminoff Separation Date. Upon the Company’s request, in performing the Advisory Services, Mr. Siminoff was expected to, among other services, (i) meet with customers and stakeholders, (ii) assist or advise on product development, (iii) assist or advise on corporate development or strategic transactions, and (iv) provide transition services. In May 2025, the Company terminated Mr. Siminoff’s Advisory Services.
On November 26, 2024, the Company and Mr. Mitura mutually agreed that Mr. Mitura would step down as the Company’s Chief Product Officer effective as of such date, at which time Mr. Mitura ceased to serve as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act. Also on November 26, 2024, the Company and Mr. Mitura entered into a Separation and Transition Agreement and Release (the “Mitura Separation Agreement”). The Mitura Separation Agreement provides that the Company and Mr. Mitura’s affiliated entity would enter into a consulting agreement pursuant to which Mr. Mitura would assist the Company in product development. In addition, under the Mitura Separation Agreement, the Company agreed to reimburse Mr. Mitura for certain legal expenses. Pursuant to the consulting agreement, which terminated March 23, 2025, the Company paid Mr. Mitura’s related entity approximately $0.7 million in each of 2025 and 2024.
Following the December 2024 filing of the 2022 Annual Report and completion of the Restatement, on February 4, 2025, Jason Keyes, Interim Chief Executive Officer, and Marc Landy, Interim Chief Financial Officer, provided notice of their resignations from their positions with the Company effective as of February 6, 2025 (the “Transition Date”). Messrs. Keyes and Landy were serving in such capacities pursuant to an agreement between the Company and an affiliate of AlixPartners, LLP, a global consulting firm. On the Transition Date, the Board appointed David Lillis as Chief Executive Officer, Jeff Mayfield as Chief Financial Officer and Priyen Patel as Chief Strategy and Legal Officer.
Cash and Inventory Position
As of September 30, 2025 and December 31, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $44.1 million and $75.4 million, respectively. As of September 30, 2025 and December 31, 2024, the Company also had approximately $29.2 million and $30.5 million in net inventory, respectively.
The DOOR Platform
The DOOR Platform is our central software platform unifying the building experience for all stakeholders. It comprises several key components:
•DOOR OS: A web-based application for building owners, property managers and channel partners to manage access permissions, oversee building operations, monitor connected devices, streamline resident turnover and resolve operational issues–all remotely.

•DOOR App: iOS and Android applications used by residents and building operators for unlocking doors, managing guest and service provider access and controlling and monitoring integrated smart home devices. Building operators also use the DOOR App to activate devices.
•Concierge Pro: An optional service providing 24/7 remote receptionist capabilities for deliveries and guest arrivals, integrated with our Latch Intercom or Latch Link devices described below.
•OpenKit: Software Development Kits (SDKs) and Application Programming Interfaces (APIs) allowing partners (e.g., property technology platforms or delivery services) to integrate their applications with the DOOR Platform for seamless workflows like resident onboarding and management or remote unlocking for couriers.
Hardware Devices
Our DOOR Platform operates with both Latch-designed hardware and compatible third-party devices.
•Latch Access Devices: Our hardware portfolio includes smart locks for unit doors (Latch C, M and Interconnect series) and readers for common area and building entrances (Latch R), designed to meet industry standards and building codes.
•Connectivity and Other Devices: We offer devices like the Latch Intercom, Latch Link (a QR-code based virtual intercom), DOOR Camera and DOOR Hub, which acts as a connectivity hub enabling communication between the DOOR Platform and various smart access, smart home (e.g., thermostats, light switches and leak detectors) and sensor devices within a building.
•Third-Party Integration (Latch Lens): Our Latch Lens program allows third-party hardware manufacturers to embed Latch technology in their products, enabling their devices to connect, and operate seamlessly, with the DOOR Platform. The Latch Lens program expands hardware choices for customers while maintaining the unified software experience provided by the DOOR Platform.
Software and Partnerships
To provide customers with a comprehensive building operating system, we integrate the DOOR Platform with essential third-party software and services. We integrate with leading property management software providers (e.g., Yardi, RealPage, Entrata and AppFolio) to ensure smooth data flow and operational efficiency for property managers. We also partner with other technology providers (e.g., Tour24 and Pynwheel) to enable specific workflows like self-guided tours through DOOR Platform integrations.
Professional Services
In addition to our hardware and software solutions, we offer a comprehensive professional services business line. This includes connecting our multifamily customers to our vetted and trusted network of technicians and service providers for the installation and deployment of Latch and third-party smart access and smart home hardware products directly within their multifamily properties. Furthermore, our HelloTech business operates as a platform connecting a nationwide network of independent, vetted technicians and service providers with single family and multifamily property residents and property managers who require on-demand technical services, such as TV mounting and smart home device installation and set-up, as well as broader home services, such as furniture assembly, handyman services and home cleaning. We also offer a subscription service through the HelloTech platform that includes discounted home services and other technical support such as 24/7 online support, home technology checkups, and antivirus and password manager software support.
Channel Partners
Our primary go-to-market strategy involves distributing our hardware through a network of third-party channel partners. These partners typically market, sell, install and provide activation services for our solutions. Customers primarily license the DOOR Platform software directly from us, complementing their hardware purchase from the channel partner. We also engage in direct sales and service arrangements with certain customers.
Manufacturing and Supply Chain
We outsource the manufacturing of most of our hardware products to multiple contract manufacturers in Asia and the United States. The majority of the components that go into the manufacturing of our products are sourced from third-party suppliers and are generally purchased on our behalf by our manufacturers, subject to certain supplier lists we approve. Our supply chain team coordinates the relationships between our contract manufacturers and component suppliers.

We purchase from our contract manufacturers on a purchase order basis. Under our governing agreements, our contract manufacturers must follow our established product design specifications, quality assurance programs and manufacturing standards. To improve our control of supply pipelines, we own certain tooling and equipment specifically required to manufacture our products. To ensure adequate inventory supply and avoid excess inventory supply, we must forecast inventory needs and expenses and place orders in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services.
Market Opportunity
The real estate market, particularly large investor-owned and managed buildings, represents a significant opportunity for technology-driven operational improvements. We currently focus on the North American multifamily rental market, which comprised approximately 27 million units in buildings with five or more units in the United States, based on U.S. census data for 2023. This market includes both new construction and retrofit opportunities.
•New Multifamily Construction: Based on U.S. census data, an average of approximately 351,000 new multifamily units (in buildings with five or more units) were completed annually between 2019 and 2023. We target these new developments to embed our ecosystem from the ground up.
•Multifamily Retrofits: Retrofits of a building’s traditional locks, earlier generation smart locks and offline home devices are often driven by major maintenance cycles, property sales or standalone hardware or system upgrade efforts. We expect our revenues attributable to retrofits to grow as we continue to focus on selling to owners of existing buildings and developing products and solutions that are suitable for retrofit projects.
Beyond the market for our hardware and SaaS platform, there is a substantial opportunity for related professional services in both the multifamily and single-family residential market. For multifamily properties, this includes the installation and deployment of smart access control and other smart home devices, a critical component for both new construction and retrofit projects. Our professional direct installation services address this need, ensuring our systems and third-party solutions are implemented effectively.
Furthermore, the HelloTech business addresses the broader consumer market for on-demand technical and home services. This market includes residents in multifamily properties and single-family homes who require assistance with tasks such as smart device installation and setup, IT support, TV mounting, furniture assembly and general handyman services. The increasing adoption of smart home technology across all residential types fuels the demand for skilled technicians capable of installing, configuring and troubleshooting these devices, representing a significant service opportunity.
Our Go to Market and Growth Strategy
In order to create value for our stockholders, our core objective is to expand the adoption and utilization of the DOOR Platform. Key strategies to achieving this objective include:
•Further Penetration of North American Multifamily Market: We aim to grow our customer base through direct sales efforts targeting new and existing portfolios, supporting our channel partners that resell our products and leveraging tools like e-commerce platforms to streamline purchasing.
•New Products and Services: We continue to invest in research and development to innovate and expand the capabilities of the DOOR Platform and our hardware offerings. This includes enhancing our core access features, integrating a wider array of smart home devices and developing functionalities that support our long-term vision of a comprehensive building intelligence platform. We deploy many software updates and features over-the-air via the DOOR Platform.
•Selling into a Growing Market: We believe the adoption of smart building technology in multifamily properties will continue to increase, driven by demands for operational efficiency, enhanced resident experiences and security, creating favorable market conditions for our integrated solutions.
•Expand and Leverage Professional Services: We plan to grow our professional services revenue by scaling our multifamily installation partner network and expanding the reach and service offerings of the HelloTech platform. In addition to providing an additional revenue stream, our professional services offering strengthens customer relationships by ensuring high-quality deployment and support, potentially increasing the adoption and stickiness of the DOOR Platform.

Competition
The smart building technology market is dynamic, with various companies offering solutions that compete with components or the entirety of our ecosystem. Competition exists from traditional lock manufacturers, other smart access control providers and specialized smart home device and platform companies. We anticipate competition will intensify as the market matures. Our ability to compete successfully depends on various factors, including:
•The functionality, reliability, ease of use and cost-effectiveness of our integrated platform.
•Our ability to innovate and introduce differentiated features and smart home integrations.
•Our ability to source components and manufacture our hardware products at costs that create positive selling margins at competitive pricing.
•Our success in expanding into new applications and adjacent markets.
•Our ability to attract, retain and support channel partners and other technology partners.
•Our brand recognition and reputation.
•Our ability to effectively leverage data and artificial intelligence to enhance our offerings.
•Our capacity to attract and retain skilled engineering, sales and support personnel.
•Our ability to successfully protect our intellectual property.
•The quality, reach and efficiency of our professional installation partners for multifamily deployments.
•Our ability to successfully scale the HelloTech platform to provide consistent, high-quality, on-demand technical and home services to a broad resident base.
•The effectiveness of our service offerings, and associated marketing efforts, in differentiating DOOR from competitors who solely offer hardware and software without comparable installation and support infrastructure.
Competitive Strengths
We believe our key competitive strengths include:
•SaaS Revenue Model: Our software licensing model provides a recurring revenue stream tied to the deployment of the DOOR Platform.
•Unified Management Experience: The DOOR Platform provides property managers with a single, integrated interface for managing access control, a growing range of smart home devices and building operations, reducing the complexity and inefficiency inherent with disparate point solutions.
•Network of Partners: Our established channel program provides broad market reach for sales and installation across the United States and portions of Canada.
•End-to-End Service Capability: Through our professional installation services supporting our multifamily property customers and our HelloTech platform supporting residents, we offer an enhanced value proposition for customers and users. Our expertise goes beyond manufacturing hardware to its effective deployment and ongoing usability, simplifying property management operations and enhancing resident experience.
•Our Intellectual Property Portfolio: We own patents, trademarks, copyrights and trade secrets covering core aspects of our hardware design, software platform and user experience, protecting our technology from infringement and competitive pressure. We have approximately 100 patents, including approximately 45 utility patents, which protect the inventive aspects of our products and services, and approximately 55 design patents, which protect the ornamental design of certain of our hardware products. None of our utility patents expire prior to 2035, and one of our foreign design patents is expected to expire in 2026.
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
Anti-Corruption and Export Laws
We are subject to the U.S. bribery of public officials statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and possibly other anti-bribery laws, including those designed to comply with the Organization for Economic Cooperation and Development (the “OECD”) Convention on Combating Bribery of Foreign

Public Officials in International Business Transactions or other international conventions. Anti-corruption laws are often interpreted broadly and generally prohibit our company, employees and agents from authorizing, offering, promising or providing, directly or indirectly, improper payments of anything of value to recipients in the public sector to obtain or retain business or an unfair business advantage. Certain anti-corruption laws also prohibit us from soliciting or accepting bribes or kickbacks or from engaging in bribery involving private persons. We can be held liable in certain circumstances for the corrupt activities of our representatives, contractors, channel partners and agents, even if we did not explicitly authorize such activity. Although our Code of Business Conduct and Ethics (the “Code of Ethics”) addresses compliance with applicable anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, channel partners and agents will comply with these laws.
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
In addition to state privacy bills, local regulation is also increasing. For instance, in 2021, New York City enacted the Tenant Data Privacy Act (the “TDPA”), regulating how building access data is collected, processed and disposed of by property managers and smart access system operators. The TDPA went into effect in July 2021, and we had to make certain adjustments to our retention of data collected from New York City users of our platform to comply with its requirements. Similar local legislation in other cities where we operate is likely, which will further increase the complexity and expense of ensuring that our privacy practices are compliant.
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
Human Capital
Our employees are critical to our success. As of December 31, 2024, we had over 200 full-time employees worldwide. Of our total full-time employees, approximately 120 were based in the United States and approximately 100 were based in the Philippines as a result of the HelloTech Merger. As of October 2025, we had approximately 120 full-time employees based in the United States and no international employees following a restructuring of the HelloTech team subsequent to the HelloTech Merger. We also engage consultants and contractors in the United States and internationally, primarily in South America and Romania, to supplement our permanent workforce. A majority of our employees are engaged in engineering, software and product development, sales and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees and service providers to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.
We recognize the importance of an inclusive environment. We believe we offer competitive compensation, including base pay, discretionary bonus and equity incentive opportunities, paid time off and a family-friendly benefits package, including paid parental leave, to ensure our team members have the flexibility and support for a healthy work/life balance. Other than our St. Louis-based employees and our property management team, our workforce generally operates on a remote basis, which we believe is suitable for the conduct of our business.
Available Information
Our internet website address for our stockholders and other interested parties is https://DOOR.com/investors. We make available, free of charge, through our website or through the SEC’s website at www.sec.gov, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Code of Business Conduct and Ethics, Corporate Governance Guidelines and stockholder communications are available through our website, and we also intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers to such code on behalf of our Chief Executive Officer or Chief Financial Officer, on our website. All of these corporate governance materials are available free of charge and in print to any stockholder who provides a written request to the Corporate Secretary at 1220 N. Price Rd, Suite 2, Olivette, Missouri 63132. The contents of our website are not intended to be incorporated by reference into this Form 10-K or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.
Item 1A. Risk Factors
The following is a summary of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. We encourage you to carefully review the full risk factors contained below in their entirety for additional information regarding these risks and uncertainties.
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
Risks Related to our Business and Industry
•The presence of various risks and uncertainties associated with the Company’s liquidity position may adversely affect our ability to sustain our operations.
•We have a history of losses, we may not achieve or maintain profitability in the future, and our operating results and financial condition may continue to fluctuate.
•The loss of a significant customer may have a material adverse effect on us.
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
•We may not realize the anticipated benefits of the HelloTech Merger or other acquisitions.
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
•We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.
•The Loan Agreement does, and any future agreements related to indebtedness may, restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.
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
•Climate change and related environmental issues may have an adverse effect on our business, financial condition and operating results.
•Stockholder and customer emphasis on environmental, social and governance responsibility may impose additional costs on us or expose us to new risks.
•Our business is subject to the risk of earthquakes, fires, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.
•We incur increased costs as a result of being a public company. Failure to comply with laws, regulations and standards relating to our public company status could materially and adversely affect our business and results of operations.
•If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
Risks Related to the Investigation, Restatement, Internal Controls and Related Matters
We and our directors and certain of our former officers have been named in lawsuits related to the circumstances that gave rise to the Restatement and may be named in further proceedings.
We and certain of our current and former officers and directors have been named in, or are required to indemnify certain defendants of, stockholder class action lawsuits and derivative lawsuits (collectively, the “Stockholder Lawsuits”) relating to the circumstances identified in the Investigation. The Investigation gave rise to the Restatement and an extended filing delay in filing our periodic reports with the SEC. The litigation has been time consuming and expensive. We may also be named in further litigation, investigation or other actions that may be filed or initiated against us or our current or former officer or directors, which could require significant additional management time and attention, and could result in significant additional legal expenses or result in government enforcement actions, any of which could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. We cannot predict what losses we may incur in the pending litigation matters and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to the Restatement.
To date, we have incurred significant costs in connection with the Stockholder Lawsuits and other pending litigation. Any further legal proceedings will likely involve significant defense and other costs and, if decided adversely to us or settled, could result in significant monetary damages, penalties and reputational harm. These cash outflows have negatively impacted, and will continue to negatively impact, our cash position, liquidity and profitability.
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
See Part I, Item 3. “Legal Proceedings” and Note 14. Commitments and Contingencies, in Part II, Item 8. “Financial Statements” for additional discussion of these matters.
We are subject to an ongoing SEC investigation (the “SEC Investigation”) and may be named in future governmental or other regulatory investigations and proceedings, each of which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.
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
On February 7, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) notifying the Company that Nasdaq had initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company’s failure to timely file all required periodic financial reports with the SEC. The Company presented a Compliance Plan (the “Compliance Plan”) at a March 23, 2023 hearing before a Nasdaq Hearings Panel (the “Panel”). As set forth in the Compliance Plan, the Company intended to regain compliance with its periodic filing obligations under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) by filing with the SEC, on or before August 4, 2023, (i) the 2022 Annual Report, (ii) its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022 and September 30, 2022 (together, the “Delinquent Quarterly Reports”), and (iii) the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “First Quarter 2023 Report”). On April 5, 2023, the Company received a decision from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Listing Rule on or before August 4, 2023.
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
We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2024. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the existence of material weaknesses, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A. “Controls and Procedures.” Our management has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024 related to (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring activities. All of these material weaknesses existed as of December 31, 2023.
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
i.The continued incurrence of significant expenses related to legal and other professional services in connection with the SEC Investigation and the possibility that the SEC may levy civil penalties or fines against the Company;
ii.Potential expenditures associated with defending, negotiating or resolving the service provider demand described in Note 14. Commitments and Contingencies, in Part II, Item 8. “Financial Statements;”
iii.Unexpected expenditures related to the Stockholder Lawsuits;
iv.The incurrence of significant expenses related to other legal or regulatory proceedings, whether actual or threatened;
v.The failure of the Company to achieve its revenue expectations, including as a result of:
•Pricing compression for the Company’s products;
▪Market adoption of the DOOR App;
▪The success of the HelloTech business;
▪The impact of elevated interest rates on the Company’s potential customers, who may eliminate or delay expenditures for the products or services the Company offers; and
▪Market perception of the Company and its offerings;
vi.Costs of revenue and operating expenses exceeding the Company’s expectations;
vii.The Company’s failure to maintain the liquidity ratio required by the Loan Agreement with Customers Bank;
viii.The Company’s inability to fully leverage its prepaid inventory; or
ix.The catastrophic loss of inventory due to theft, natural disaster or otherwise.
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
In response to the risks and uncertainties described above, the Company may attempt to secure additional outside capital. However, the Company has not sought any commitments of additional outside capital and can provide no assurance it will be able to secure any outside capital in the future at all, or on terms that are acceptable to the Company. Additionally, the Company’s securities are currently traded on the OTC Expert Market. Because of applicable restrictions, there is a minimal public market for the Company’s securities, and the Company’s ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. The Company also plans to continue to closely monitor its cash flow forecast and, if necessary, may implement certain incremental cost savings measures to preserve its liquidity. See Note 21. Restructuring, in Part II, Item 8. “Financial Statements.”
As of December 31, 2024 and 2023, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $75.4 million and $179.5 million, respectively. Current financial information regarding the Company, including its results of operations and statement of cash flows, will not be available until we timely file our financial statements for the applicable period.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have experienced net losses in each year since inception, including a net loss of $57.6 million for the year ended December 31, 2024. We believe we will continue to incur operating losses and negative cash flow in the near term as we continue to invest significantly in our business, in particular to enhance and develop new DOOR Platform features, services and products to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources to market, promote and sell our solutions and products and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for customer acquisition, technology infrastructure and services development. As noted above, we have also incurred significant costs in connection with the Stockholder Lawsuits and SEC Investigation.
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
•the impact of organizational changes, including any reductions in force;
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
•our ability to successfully manage and integrate any acquisitions of businesses;
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
The loss of a significant customer may have a material adverse effect on us.
We depend on a small number of customers for a substantial portion of our business, and we expect that a small number of customers will continue to account for a significant part of our revenue and receivables in the future. As of December 31, 2024, the Company had two customers that accounted for 48% of gross accounts receivable. As of December 31, 2023, the Company had one customer that accounted for 43% of gross accounts receivable. For the years ending December 31, 2024 and 2023, the Company had one customer that accounted for 33% and 32%, respectively, of total revenue.
If a key customer stops or slows its purchasing of our products for any reason, materially reduces its operations or its demand for our products, or suffers a material impairment of its operations for a significant period of time such that it is unable to receive or utilize our products, or pay its liabilities, our business would be materially adversely affected. For example, we believe that the volume of hardware installations for a key customer’s existing portfolio may decrease beginning in the year ending December 31, 2027. If the Company is unable to replace the associated revenues through addition to the key customer’s existing portfolio, expansion of our customer base, our product offerings or otherwise, the Company’s revenues would decrease, and our business would be adversely impacted.
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
We rely on third-party background check providers to screen the records of potential and existing HelloTech independent technicians to help identify those that are not qualified to utilize our platform pursuant to applicable laws or any internal standards. Our HelloTech business may be adversely affected to the extent we cannot attract or retain qualified technicians as a result of such providers being unable to complete certain background checks, or being significantly delayed in completing certain background checks, because of data access restrictions, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable laws or regulations. If any of our third-party background check providers terminates its relationship with us, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame.
If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential independent technicians, and as a result, our platform may be less attractive to qualified technicians. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified technicians may be permitted to provide services on the HelloTech platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing independent technicians on the HelloTech platform. If we or technicians on our platform fail to comply with applicable laws, rules and legislation, our reputation, business, financial condition and results of operations could be adversely affected.
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
Our ability to attract and retain merchants, consumers and independent technicians to our HelloTech platform is dependent in part on our ability to provide high-quality support. Merchants, property owners, consumers and technicians depend on our support organization to resolve any issues relating to our platform. As we continue to grow our HelloTech business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, financial condition and results of operations.
If HelloTech platform users engage in, or are subject to, criminal, violent, inappropriate or dangerous activity that results in safety incidents, our ability to attract and retain technicians, consumers and merchants may be harmed, which could have an adverse impact on our reputation, business, financial condition and operating results.
We are not able to control or predict the actions of HelloTech platform users and third parties, either during their use of the HelloTech platform or otherwise, and we may be unable to protect or provide a safe environment for independent technicians, consumers and customers as a result of certain actions by independent technicians, consumers, merchants and third parties. Such actions may result in injuries, loss of life, property damage, theft, unauthorized use of credit and debit cards or bank accounts, business interruption, brand and reputational damage or other significant liabilities. Although we administer certain qualification processes for technicians on our HelloTech platform, including background checks through third-party service providers, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. In addition, we do not independently verify technicians’ skills.
At the same time, if the measures we have taken to guard against illegal, improper or otherwise inappropriate activities by HelloTech independent technicians, such as our requirement that all technicians undergo a background check, are too restrictive and inadvertently prevent technicians otherwise in good standing from using our platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth of technicians on our platform could be adversely affected.
If HelloTech independent technicians, or individuals impersonating technicians, engage in criminal activity, misconduct or inappropriate conduct or use our HelloTech platform as a conduit for criminal activity, customers may not consider our service offerings safe. Furthermore, if consumers or other customers engage in criminal activity or misconduct while using our HelloTech platform, technicians may be unwilling to use our platform.

The success of our HelloTech platform depends, in substantial part, on our ability to establish and maintain relationships with quality and trustworthy service professionals.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services on our HelloTech platform. If we do not offer innovative services that resonate with customers and independent technicians generally, as well as provide technicians with attractive economics, the number of technicians affiliated with our platform would decrease. Any such decrease would result in smaller and less diverse networks and directories of technicians, and in turn, decreases in service requests, which could adversely impact our business, financial condition and results of operations.
The success of our HelloTech platform depends in part on our ability to cost-effectively attract and retain independent technicians who satisfy our screening criteria and procedures and to increase the use of our platform by existing technicians. Technicians have the ability to decline service orders or stop using our platform entirely at any time, and we do not have exclusivity provisions with technicians. Accordingly, if we do not continue to provide technicians with flexibility on our platform and compelling opportunities to earn income, we may fail to attract new technicians or retain existing technicians or increase their use of our platform, or we may experience complaints, negative publicity or work stoppages that could adversely affect our users and our business.
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
Establishing a strategic partnership between two independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. Realizing the benefits of our strategic partnerships will depend in part on our ability to work with our strategic partners to develop, integrate, market and sell co-branded or connected solutions. In particular, working with major technology platforms and their products and services may take an extended period of time to deliver. Setting up and maintaining the operations and processes necessary for these strategic partnerships may cause us to incur significant costs and disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing solutions that rely on third-party technology to market may take longer than anticipated, which could negate or reduce any anticipated benefits and revenue opportunities, and it may be necessary in the future to renegotiate agreements relating to various aspects of these solutions or other third-party solutions. The failure to successfully and timely implement and operate our strategic partnerships could harm our ability to realize the anticipated benefits of these partnerships and could adversely affect our business, financial condition, cash flows and results of operations. In addition, if these third-party solution providers choose not to partner with us, choose to integrate their solutions with our competitors’ platforms or are unable or unwilling to update their solutions, our business, financial condition, cash flows and results of operations could be harmed.
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
•harm to our brand and reputation, including as a result of the Investigation, the Restatement, the SEC Investigation, delisting from Nasdaq or otherwise;
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
Certain aspects of the operation of our business depend on third-party software and service providers, such as cloud infrastructure services. We rely on certain software technology that we license from third parties and use in our software, services and products to perform key functions and provide critical functionality. With regard to licensed software technology, we are dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities and to ensure their software and services are free from disruptions or interruptions and claims of intellectual property infringement. These third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.
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
The market for integrated smart home solutions, such as home automation, security monitoring, video monitoring, energy management and building services, is in an early stage of development, and it is uncertain how rapidly or how consistently this market will develop and the degree to which our platforms and solutions will be accepted. Some customers may be reluctant or unwilling to use our platforms and solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy or lack of awareness of the benefits of our platforms and solutions. Our ability to expand into new markets depends on several factors, including the reputation and recognition of our platforms and solutions, the timely completion, introduction and market acceptance of our platforms and solutions, our ability to attract, retain and effectively train sales and marketing personnel, our ability to develop relationships with service providers, the effectiveness of our marketing programs, the costs of our platforms and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our platforms and solutions into new markets, or if customers do not perceive or value the benefits of our platforms and solutions, the market for our platforms and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.
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
•our success in utilizing new and proprietary technologies to offer new solutions and features;
•our success in identifying new markets, applications and technologies;
•our ability to attract and retain partners;
•our name or brand recognition and reputation;
•our ability to recruit hardware and software engineers and sales and marketing personnel; and
•our ability to protect our intellectual property.
Potential customers may prefer to purchase from existing suppliers rather than a new supplier regardless of product performance or features. In the event a customer decides to evaluate a smart home solution, the customer may be more inclined to select a competitor if such competitor’s product offerings are broader or at a better price point than those that we offer.
Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in buildings, such as video doorbells, thermostats or lights that can be controlled by an application on a smartphone. We expect a significant increase in the number of electronics and appliance products that are network-aware and connected, with each likely having its own mobile application. Customers may be attracted to the relatively low costs of these point solution products and the ability to expand their building control solution over time with minimal upfront costs, which may reduce demand for our integrated solutions. If so, building managers may offer the point products and services of competitors, which would adversely affect our sales and profitability. If a significant number of customers in our target market chooses to adopt point products rather than our integrated solutions, then our business, financial condition, cash flows and results of operations will be harmed, and we may not be able to achieve sustained growth, or our business may decline.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.
Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses, such as the HelloTech Merger. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:
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
Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment, including the HelloTech Merger. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology and could adversely affect our revenues, gross margins and expenses.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. For instance, in 2024, we launched DPM and acquired HelloTech. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business or new products and services, we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible. New regulatory and compliance regimes, such as those related to transportation, ride sharing or property management operations, may be found to apply to new lines of business, and we may not be in compliance. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new lines of business or products and services. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
Claims from riders, drivers, residents, guests or third parties that allege harm, whether or not our products or services are in use, could adversely affect our business, brand, financial condition and results of operations.
In connection with the James app, property management business or HelloTech platform, we may become subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, drivers, pedestrians, residents, guests or other third-parties that are attributed to our operations or applications. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on the James app or technicians on our HelloTech platform or for harm related to the actions of drivers, technicians, riders or third parties, or the management and safety of the James app or HelloTech platform, including harm caused by criminal activity. We may be subject to personal injury claims whether or not such injury actually occurred as a result of activity on the James app or HelloTech platform or is attributable to our operations. We may incur expenses to settle personal injury claims. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders, drivers, residents, guests or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Insurance policies and programs are not available for all possible claims we may face, may not be economically feasible and may not provide any or sufficient coverage to mitigate potential liability. We may have to pay high premiums or deductibles for coverage and, for certain situations or categories of claims, we may not be able to secure coverage at all.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. At December 31, 2024, we had approximately $30.2 million of goodwill on the accompanying Consolidated Balance Sheet. We assess goodwill for impairment at least annually, and more frequently if events or circumstances indicate it is more likely than not that the carrying amount of the Company may not be recoverable.
Goodwill may be impaired if there are adverse changes in expected future cash flows of a reporting unit, if we restructure or dispose of a portion of our business or if there are sustained negative trends in our industry or the economy. Our most recent impairment analysis was performed as of December 31, 2024, using information that was known or knowable as of that date, and no impairment was identified.
However, goodwill is particularly sensitive to changes in financial performance and liquidity and broader industry conditions. Factors such as lower-than-expected revenue growth, continued operating losses or reductions in our cash position from funding ongoing operations could materially reduce the fair value of the Company. We continue to monitor Company performance, along with the risks related to our business and industry, to evaluate if the carrying value of the Company exceeds its estimated fair value. As a result, some or all of our goodwill recorded on the accompanying Consolidated Balance Sheets may be impaired during 2025 or in future periods.
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
As of December 31, 2024, we had approximately $30.5 million in federal net operating loss (“NOL”) carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $501.1 million in federal NOL carryforwards available to offset future taxable income that have an indefinite life. As of December 31, 2024, we had approximately $462.3 million in state NOL carryforwards available to offset future taxable income. Some of these state NOLs have an indefinite life, and others are subject to different expiration rules.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our common stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Because the limitations on utilization of NOLs and other tax attributes that are triggered in connection with an ownership change are generally based on the value of the issuer at the time of the ownership change, if we have undergone an ownership change (whether in connection with the HelloTech Merger or any other changes in our ownership) at a time when the stock price of our common stock is limited in relation to the size of our NOLs, it could materially limit the future potential value of our NOLs. We have not completed a Section 382 analysis of the potential ownership changes that may have occurred prior to the date of this Form 10-K. Additionally, we are evaluating the impact of any Section 382 limitation on the utilization of acquired NOLs.
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
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including the need to develop new hardware or software or enhance our existing hardware and software, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Any debt financing that we secure could involve restrictive covenants, such as those in our Loan Agreement with Customers Bank, which may make it more difficult for us to obtain additional capital or to pursue business opportunities. In addition, the restrictive covenants in any credit facilities or debt instruments may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition or results of operations.

In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing, and elevated interest rates would increase the cost of any such debt financing. Any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any offering of equity will be made significantly more difficult, and result in less proceeds, to the extent our common stock is not trading on a national securities exchange at the time of such offering. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to pursue our business objectives and to respond to opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
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
We own a portfolio of issued U.S. patents and pending U.S. and foreign patent applications that relate to a variety of smart building technology utilized in our business. We may file additional patent applications in the future in the United States or internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner through the issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.
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
•cause us to change our business methods or subscriptions; and
•require us to cease certain business operations or cease offering certain products or features.
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
We offer complex software and hardware products and services that can be affected by design and manufacturing defects. Sophisticated full building operating system software and applications, such as those offered by us, have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our software, services and products unsafe, create a risk of property damage and personal injury and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns or errors that affect our software and full building operating system offerings. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software and professional services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. Design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages that are either not covered by our insurance policies or are materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend against any large claim, maintain our applicable liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, given that some of our solutions are considered security systems, quality problems could subject us to substantial liability, adversely affect the experience for users of our software, services and products and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our software, services and products, delay in new product and service introductions and lost revenue.
Our new software, services and products may not be successful.
We launched our first smart building products in 2017. Since that time, we have launched a number of other offerings and may launch additional software, services and products in the future, such as expanding into new verticals or introducing new features or applications for residents. The software, services and products we launch in the future may not be well-received by our customers, may not help us to generate new customers, may adversely affect the attrition rate of existing customers, may increase our customer acquisition costs and may increase the costs to service our customers. Any profits we may generate from these or other new products, software or services may be lower than profits generated from our existing software, services and products and may not be sufficient for us to recoup our development or customer acquisition costs incurred. New software, services and products may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new software, services and products may require increased operational expenses or customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if customers or end users experience service disruptions or failures or other quality issues. To the extent our new software, services and products are not successful, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
If we fail to continue to develop our brands or marketing efforts designed to drive traffic to our brands are unsuccessful, our business may suffer.
We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our software, services and products and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. In July 2024, we acquired HelloTech, and in August 2025, the Company announced its formal rebrand from “Latch” to “DOOR.” Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users.
Particularly with respect to HelloTech, we have made, and expect to continue to make, significant marketing expenditures for digital marketing. These efforts may not be successful or cost-effective. Our ability to market our brands on any given channel is subject to the policies of the relevant third party (including search engines, web browsers and social media platforms). As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising or advertising certain of our products and services. If a significant marketing channel took such an action, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of such third parties, our advertisements could be removed without notice or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
In addition, our failure to respond to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising, could adversely affect our paid search engine marketing efforts (and free search engine traffic). Such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within search results, any or all of which could increase our marketing expenditures. Any or all of these events could adversely affect our business, financial condition and results of operations.
Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. In addition, if we do not handle customer complaints effectively, our brand may suffer, we may lose our customers’ confidence and they may choose to terminate, reduce or not renew their subscriptions. Many of our customers also participate in social media and online blogs about smart building technology solutions, including our products, and our success depends in part on our ability to minimize negative, and generate positive, customer feedback through such online channels where existing and potential customers seek and share information. If we fail to promote and maintain our brands, or our rebranding efforts are not successful, our business could be materially and adversely affected.
Our applications run on mobile operating systems, networks and devices that we do not control.
Our customers access our platform through the DOOR App. There is no guarantee that popular mobile devices and operating systems will continue to support the DOOR App. We are dependent on the interoperability of the DOOR App with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards, which could harm our business.
We must successfully upgrade and maintain our information technology systems.
We rely on various information technology systems to manage our operations and to provide services to our customers. We recently completed the process of optimizing, overhauling and reducing our existing information technology systems, and we may subsequently implement modifications and upgrades to these systems and replace certain of our legacy systems with successor systems with new functionality. There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administrative and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. While management seeks to identify and remediate issues, we can provide no assurance that our identification and remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.
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
We collect, store, process and use a wide variety of data from current and prospective customers and end-users of our products and services, including personal information, such as names, home addresses, email addresses and access events. Federal, state and international laws and regulations governing privacy and data protection require us to safeguard our customers’ personal information. The scope of such laws and regulations is rapidly changing. We are also subject to the terms of privacy policies and contractual obligations to third parties related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy, data protection and information security is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection, information security and the use of generative AI proposed and enacted in various jurisdictions. States throughout the United States are increasingly adopting or revising laws and regulations relating to the processing of personal data that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, our use of generative AI to enhance our operations, and some of our current or planned business activities. For example, California enacted the CCPA, which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Many additional states have passed similar laws, several of which have taken effect or will soon take effect, and privacy bills are moving through the legislative process in a number of other states. We expect that some of these bills will be passed as laws, thereby further increasing our state privacy obligations.
In addition to state privacy bills, local regulation is also increasing. For instance, in 2021, New York City passed into law the TDPA, regulating how building access data is collected, processed and disposed of by property managers and smart access system operators. The TDPA went into effect in July 2021, and we had to make certain adjustments to our retention of data collected from New York City users of our platform to comply with its requirements. Similar local legislation in other cities where we operate is likely, which will further increase the complexity and expense of ensuring that our privacy practices are compliant.
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
If we experience a significant increase in demand for our products, or if we need to replace an existing supplier or logistics partner, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, in 2025, we commenced the process of replacing one of our primary contract manufacturers. It may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices, particularly with respect to conflict minerals. Accordingly, a loss of any of our significant suppliers, manufacturers or logistics partners could have an adverse effect on our business, financial condition and operating results.
We have limited control over our suppliers, manufacturers and logistics partners, which subjects us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
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
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, including those imposed against China and Taiwan by the Trump Administration at various times in 2025, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.
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
From time-to-time, industry-wide supply chain disruptions may create shortages of certain construction materials and other products. Additionally, our customers may also experience trade labor availability constraints and delays. These factors could cause our customers to experience construction delays, which delay the timing of the installation of our products and our recognition of hardware and software revenue.
In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers.
Moreover, volatile economic conditions may make it more likely that our suppliers may be unable to deliver supplies timely, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs or delays or disruptions in the delivery of components could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition and operating results.
Regulations related to “conflict minerals” require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to determine and disclose whether our products contain “conflict minerals.” The rules require disclosure related to sourcing of certain minerals that are necessary to the functionality or production of products we manufacture or contract to be manufactured. Our products contain some of the specified minerals. As a result, we have incurred and may continue to incur additional expenses in connection with complying with the rules, including with respect to the due diligence that is required under the rules. In addition, compliance with the rules could adversely affect the sourcing, supply and pricing of materials used in our products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and we cannot be certain that we will be able to obtain necessary “conflict free” minerals from such suppliers in sufficient quantities or at competitive prices. We may not be able to sufficiently verify the origins of the relevant minerals used in certain components of our products through the due diligence procedures that we implement, which could harm our reputation.
Our operating results could be adversely affected if we are unable to accurately forecast customer demand for our products and services and adequately manage our inventory.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand for our products and services, changes in demand for the software, services and products of our competitors, unanticipated changes in general market conditions and the weakening of economic conditions or customer confidence in future economic conditions. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory for certain products and may not be able to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength of our brand. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Further, if we cancel all or part of our inventory or component orders, we may be liable to our suppliers and manufacturers for the cost of the unused component orders or components purchased by our manufacturers.
Net inventories not expected to be sold according to a one year forecasted sales projection are classified as other non-current assets on the accompanying Consolidated Balance Sheets. Inventory on hand that exceeds a three year forecasted sales projection is recorded as an excess and obsolete inventory reserve. This reserve is comprised of inventory greater than can be used to meet future needs (excess) or for which the product is outdated or otherwise not expected to be sold (obsolete).
The total excess and obsolete inventory reserve as of December 31, 2024 and December 31, 2023 was $12.8 million and $12.9 million, respectively. The $0.1 million decrease was primarily related to the sale of product with excess reserves, partially offset by increases from additional inventory purchases to resolve prior purchase commitments. See Note 7. Inventories, Net, in Part II, Item 8. “Financial Statements.”
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
Our revenue, results of operations and cash flows depend on the overall demand for our software, services and products. Negative conditions in the general economy both in the United States and abroad could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. Such conditions include those resulting from a pandemic or other global health crisis, the impact of disruptions in access to bank deposits or lending commitments due to bank failures, the Russian invasion of Ukraine, increasing interest rates, inflationary pressures and the threat of a recession, changes in gross domestic product growth, financial and credit market fluctuations, construction slowdowns, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and changes in the global housing and mortgage markets.

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
Most of our manufacturing is outsourced to contract manufacturers in China and Taiwan. We also engage consultants and contractors internationally, including in Romania, to supplement our permanent workforce. These foreign exposures result in additional factors that could interrupt our relationships, affect our ability to acquire the necessary products on acceptable terms, disrupt our operations or subject us to additional regulatory regimes and business risks, including:
i.political, social and economic instability and the risk of war or other international incidents;
i.fluctuations in foreign currency exchange rates that may increase our cost of products;
ii.imposition of duties, taxes, tariffs or other charges, embargoes or other restrictions on imports, including additional tariffs on imports from China and Taiwan that the Trump Administration has announced at various times in 2025;
iii.difficulties in complying with import and export laws, regulatory requirements and restrictions;
iv.natural disasters and public health emergencies;
v.import shipping delays resulting from foreign or domestic labor shortages, slow-downs or stoppage;
vi.the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
vii.potential loss of developed technology through piracy, misappropriation or more lenient laws regarding intellectual property protection;
viii.imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our products that may be imported into the United States from countries or regions where our products are manufactured;
ix.financial or political instability in any of the countries in which our products are manufactured or our contractors are located;
x.potential recalls or cancellations of orders for any products that do not meet our quality standards;
xi.disruption of imports and operations by labor disputes or strikes and local business practices;
xii.political or military conflict involving the United States, China, Taiwan or any country in which our suppliers or contractors are located, which could cause a delay in, or restrict, the import and transportation of our products, an increase in transportation costs, additional risk to products being damaged and delivered on time and disruption in our operations;
xiii.heightened terrorism and security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
xiv.inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
xv.our ability to enforce agreements with our foreign suppliers.
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
While we have historically transacted in U.S. dollars with the majority of our customers and suppliers, we have transacted in some foreign currencies, such as the Canadian Dollar, British Pound Sterling, the Euro, the Philippine Peso and the New Taiwan Dollar, and may transact in additional foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar may affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our common stock could decrease.
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
As a result, included on the accompanying Consolidated Balance Sheet as of December 31, 2024 is a derivative liability related to embedded features contained within the Private Placement Warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings on the accompanying Consolidated Statements of Operations and Comprehensive Loss. As a result of the recurring fair value measurement, our financial statements and results of operations will fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.
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
•the impact of organizational changes, including any reductions in force;
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
•issuances, exchanges or sales, or expected issuances, exchanges or sales, of our common stock;
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
Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price of our common stock to decline.
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
Since the Company’s filing of the Form 12b-25 on August 10, 2022 through the date on which we become current in our SEC filings, (the “Suspension Period”), restricted stock units (“RSUs”) that vested have not been immediately settled, and accordingly, not all common stock underlying such vested RSUs has been delivered to participants. During the Suspension Period, the exercise of any stock options of the Company has also been suspended. Accordingly, at certain times in the future, a significant number of RSUs may be settled and the common stock underlying such RSUs will be delivered to the participants. For instance, in December 2024, we settled, and issued to participants, approximately 3.9 million shares of common stock in connection with vested RSUs. Additionally, participants may choose to exercise their stock options upon conclusion of the Suspension Period. As a result, a significant number of shares of common stock may become issued and outstanding at certain times in the future, which could cause the prevailing market price of our common stock to decline.
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
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the Board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.
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
Stockholder and customer emphasis on environmental, social and governance responsibility may impose additional costs on us or expose us to new risks.
Our stockholders, customers and employees continue to expect a more proactive response to environmental, social and governance (“ESG”) matters. We may incur increased costs and may be exposed to new risks responding to these higher expectations. Although we believe that ESG priorities can help drive sustainable business practices, we may face reputational challenges in the event that we are unable to achieve certain ESG goals or our ESG standards do not meet those set by certain constituencies. These reputational challenges could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Additionally, certain members of our management team have limited experience in the management of a publicly traded company, which is subject to significant regulatory oversight and reporting obligations under federal securities laws. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Our failure to comply with these laws, regulations and standards could materially and adversely affect our business and results of operations.
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. Analysts generally ceased their coverage of us following our announcement of the Restatement. We may be slow to attract research coverage in the future, and if one or more analysts cease coverage of us, the price and trading volume of our securities may be negatively impacted. If any analysts adversely change their recommendation regarding our securities or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if any analyst downgrades our common stock or if our reporting results do not meet their expectations, the market price of our common stock could decline.
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
Our cybersecurity team has approximately 25 years of combined cybersecurity experience and is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and incident response plan and supervises both our internal and any external cybersecurity personnel. Our cybersecurity team’s experience includes threat detection, risk assessment, incident response, security architecture, compliance with industry standards (e.g., NIST, SOC2), vulnerability management and security operations, among others.
Our cybersecurity team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, including external consultants, and alerts and reports produced by our active cybersecurity tools.
Item 2. Properties
Current Properties
Effective November 1, 2023, we relocated our headquarters to St. Louis (Olivette), Missouri, occupying approximately 49,000 square feet of leased warehouse and office space. In January 2024, the Company entered into an amendment to the lease agreement, expanding the premises by approximately 13,000 square feet. The term of the lease commenced March 1, 2024 and continues through June 1, 2029.
Following the Property Management Acquisitions, in July 2024 we began a month-to-month office lease for our property management team in Boston, Massachusetts.
We believe that our headquarters and current facilities enable better support for our customers and improve operational discipline and efficiency. We believe that suitable additional space will be available to accommodate any expansion of our operations as needed. Other than our St. Louis-based employees and our property management team, our workforce generally operates on a remote basis, which we believe is suitable for the conduct of our business.
Historical Properties
From 2020 through 2023, we operated offices in Denver, Colorado, New York, New York, Los Angeles, California and Taipei, Taiwan. Between November 2023 and January 2025, we also leased office space in Los Angeles, California occupying approximately 2,000 square feet. Throughout 2023, we were party to a lease for approximately 9,600 square feet of office and warehouse space in Denver that expired in November 2024. We ceased using the property in November 2023.
Along with our U.S. facilities, we leased a small office space in Taipei, Taiwan until July 2025. From September 2024 to January 2025, we also leased office space in Argentina. As a result of the HelloTech Merger, we were subject to a month-to-month office lease in Cebu City, Philippines, from July 2024 to September 2025.
Item 3. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31,

2024, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 14. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since August 11, 2023, Latch’s common stock and warrants have been traded on the OTC Expert Market under the ticker symbols LTCH and LTCHW, respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
Prior to the transition to the OTC markets, beginning June 7, 2021, Latch common stock and warrants were listed and traded on Nasdaq. Before June 7, 2021 and the completion of the Business Combination with TSIA, the units, common stock and warrants of TSIA traded on Nasdaq under the ticker symbols TSIAU, TSIA and TSIAW, respectively.
Nasdaq Delisting
On February 7, 2023, the Company received the Staff Determination from the Nasdaq Staff notifying the Company that Nasdaq had initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company’s failure to timely file all required periodic financial reports with the SEC. On April 5, 2023, Nasdaq granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Listing Rule on or before August 4, 2023.
On July 31, 2023, the Company notified Nasdaq that the Company did not anticipate filing the required reports to regain compliance with the Listing Rule on or before August 4, 2023. On August 8, 2023, the Company received a notice from Nasdaq stating that it had determined to suspend trading of the Company’s securities on August 10, 2023 and commence delisting procedures because of the Company’s failure to regain compliance with the Listing Rule by August 4, 2023. On March 21, 2024, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq. The delisting was effective April 1, 2024.
Holders
As of October 31, 2025, we had 164,034,812 shares of common stock outstanding held by approximately 420 record holders, excluding stockholders for whom shares are held in “nominee” or “street” name. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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

The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2024. See Note 17. Stock-Based Compensation, in Part II, Item 8. “Financial Statements” for additional information about our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Latch, Inc. 2021 Incentive Award Plan	14,298,792	(1)	$0.45	(2)	25,869,878	(3)
Equity Compensation Plans Not Approved by Security Holders:
Latchable, Inc. 2014 Stock Incentive Plan	500,402		$0.13		—	(4)
Latch, Inc. 2016 Stock Plan	12,013,397		$0.71		—	(5)
Total	26,812,591				25,869,878

(1)Represents performance stock options and RSUs granted to service providers, net of forfeitures and releases.
(2)Represents the weighted average exercise price of the performance stock options. The RSUs have no exercise price.
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
(4)Under the Latchable, Inc. 2014 Stock Incentive Plan, no award may be granted after June 4, 2021, but awards previously granted will continue to be subject to the provisions thereof. Shares that are returned to the 2014 Plan are transferred and made available for award grants under the 2021 Plan.
(5)Under the Latch, Inc. 2016 Stock Plan, no award may be granted after June 4, 2021, but awards previously granted will continue to be subject to the provisions thereof. Shares that are returned to the 2016 Plan are transferred and made available for award grants under the 2021 Plan.
Repurchase of Equity Securities
As described further in Note 17. Stock-Based Compensation, in Part II, Item 8. “Financial Statements,” the Company repurchased shares of common stock held by Mr. Siminoff in connection with his transition into an advisory role effective December 31, 2024. The following table summarizes the repurchase of our common stock during the three months ended December 31, 2024.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) Purchased under the Plans or Programs
October 1, 2024 - October 31, 2024	—	—	—	—
November 1, 2024 - November 30, 2024	—	—	—	—
December 1, 2024 - December 31, 2024	15,260,540	$0.0000508	—	—
Total	15,260,540		—	—
Recent Sales of Unregistered Equity Securities
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

Item 6. Reserved
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch,” “DOOR” and the “Company” refer to the business and operations of (i) Latch Systems, Inc. (formerly known as Latch, Inc.) and its consolidated subsidiaries prior to the Business Combination and (ii) Latch, Inc. (formerly known as TS Innovation Acquisitions Corp.) and its consolidated subsidiaries following the consummation of the Business Combination.
For a comparison of our financial condition and results of operations for the years ended December 31, 2023 and December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).
Overview
Latch is a technology company delivering an integrated ecosystem of hardware, software and services designed to enhance operations and experiences within buildings, primarily serving the multifamily rental market. In August 2025, we rebranded as DOOR, although our legal name remains Latch, Inc.
Our core offering is built around the DOOR Platform, which powers and manages our suite of smart access control devices (including locks, readers and intercoms) and smart home devices and integrates with other connected devices within a building.
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
Our customers, which include real estate developers, builders, owners and property managers in the United States and Canada, typically purchase our hardware devices (directly or indirectly through our channel partner network) and directly license our SaaS platform. Residents interact with the DOOR Platform through the DOOR App. Through the DOOR App, residents access common areas and unlock residential doors, provide guest access, manage smart home devices and book services.
Our professional services offerings are integral to ensuring successful deployment of the DOOR Platform and ongoing support for our customers and their residents. This includes connecting our multifamily property customers with our partners for installation of Latch and third-party smart access and smart home hardware, ensuring that solutions are implemented efficiently and correctly.
Complementing our multifamily installation capabilities, our HelloTech business provides a scalable, nationwide network of skilled independent technicians. HelloTech connects these service providers with residents and property managers seeking a wide range of on-demand technical services, such as TV mounting and smart home device installation and set-up, as well as broader home services, such as furniture assembly, handyman services and home cleaning.
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
Our key business metrics are as follows for the periods presented (in thousands):

	Year ended December 31,
	2024	2023	$ Change	% Change
GAAP Measures:
Software revenue	$20,255	$17,775	$2,480	14.0%
Total revenue	$56,630	$44,961	$11,669	26.0%
Net loss	$(57,596)	$(107,540)	$49,944	(46.4%)
Non-GAAP Measure:
Adjusted EBITDA	$(40,741)	$(68,459)	$27,718	(40.5%)
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Year ended December 31,
	2024	2023
Net loss	$(57,596)	$(107,540)
Depreciation and amortization	7,202	7,201
Interest income, net(1)	(1,416)	(2,309)
Provision for income taxes	2	30
Change in fair value of warrant liability	(159)	(230)
Restructuring costs(2)	1,581	5,812
Transaction-related costs	—	1
Impairment of intangible assets, net(3)	2,849	—
Non-ordinary course legal fees and settlement reserves(4)	7,376	10,405
Stock-based compensation(5)	(580)	18,171
Adjusted EBITDA	$(40,741)	$(68,459)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss. Interest income, net includes interest expense associated with the significant financing component of $3.5 million and $4.6 million for the years ended December 31, 2024 and 2023, respectively.
(2)The Company does not anticipate incurring any restructuring costs during the year ending December 31, 2025. See Note 21. Restructuring, in Part II, Item 8. “Financial Statements.”
(3)See Note 2. Summary of Significant Accounting Policies - Intangible Assets, Net in Part II, Item 8. “Financial Statements.” The Company has not previously recorded an impairment of intangible assets.
(4)For 2024, the amounts primarily represent legal fees related to the Stockholder Lawsuits and the SEC Investigation. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 14. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” These costs are included within general and administrative on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
(5)See Note 17. Stock-Based Compensation, in Part II, Item 8. “Financial Statements.”
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. As part of a July 2023 reduction in force (the “July 2023 RIF”), we reduced headcount, resulting in the forfeiture of equity grants and the associated recognition of negative stock-based compensation expense. During the Suspension Period, we have not granted any RSUs. However, we expect to resume granting RSUs pursuant to the S-8 Registration Statement once we are current in our SEC filings. Any such grants will increase the Company’s stock-based compensation expense.
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
Interest income, net is summarized as follows:

	Year ended December 31,
	2024	2023
Interest income	$5,892	$8,099
Interest expense	(4,476)	(5,790)
Interest income, net	$1,416	$2,309
Income Taxes
The provision for income taxes consists primarily of income taxes related to foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following table and period-to-period comparisons of operating results summarize our Consolidated Statements of Operations and Comprehensive Loss data and are not necessarily indicative of results for future periods.
Comparison of years ended December 31, 2024 and December 31, 2023

	Year ended December 31,
(in thousands, except share and per share data)	2024	2023	$ Change	% Change

Revenue
Hardware	$18,286	$19,739	$(1,453)	(7.4)%
Software	20,255	17,775	2,480	14.0%
Professional services	18,089	7,447	10,642	142.9%
Total revenue	56,630	44,961	11,669	26.0%
Cost of revenue(1)
Hardware	15,270	24,074	(8,804)	(36.6)%
Software	2,013	2,023	(10)	(0.5)%
Professional services	14,353	6,539	7,814	119.5%
Total cost of revenue	31,636	32,636	(1,000)	(3.1)%
Operating expenses
Research and development	17,318	33,787	(16,469)	(48.7)%
Sales and marketing	12,568	15,394	(2,826)	(18.4)%
General and administrative	44,471	66,211	(21,740)	(32.8)%
Depreciation and amortization	7,202	7,201	1	N.M.
Impairment of intangible assets, net	2,849	—	2,849	N.M.
Total operating expenses	84,408	122,593	(38,185)	(31.1)%
Loss from operations	(59,414)	(110,268)	50,854	(46.1)%
Other income, net
Change in fair value of warrant liability	159	230	(71)	(30.9)%
Interest income, net	1,416	2,309	(893)	(38.7)%
Other income, net	245	219	26	11.9%
Total other income, net	1,820	2,758	(938)	(34.0)%
Loss before income taxes	(57,594)	(107,510)	49,916	(46.4)%
Provision for income taxes	2	30	(28)	(93.3)%
Net loss	(57,596)	(107,540)	49,944	(46.4)%
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(35)	1,515	(1,550)	(102.3)%
Foreign currency translation adjustment	8	(7)	15	(214.3)%
Comprehensive loss	$(57,623)	$(106,032)	$48,409	(45.7)%
Net loss per common share:
Basic and diluted net loss per common share	$(0.37)	$(0.72)	$0.35	(48.6)%
Weighted average shares outstanding:
Basic and diluted	156,652,301	149,634,375

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $11.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven by a $10.6 million increase in professional services revenue and a $2.5 million increase in software revenue, partially offset by a $1.5 million decrease in hardware revenue. The increase in professional services revenue was attributable to $8.3 million in revenue from HelloTech and $2.4 million of revenue from DPM, both of which were new sources of revenue in 2024. The increase in software revenue reflects the continued growth in subscriptions as a result of increases in delivered hardware units. While hardware shipments increased in 2024 compared to 2023, hardware revenue decreased due to the impact of the Restatement, which shifted a higher level of revenue from previous periods into 2023 compared to 2024.
Cost of Revenue
Cost of revenue decreased by $1.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily a result of an $8.8 million decrease in hardware costs, partially offset by a $7.8 million increase in professional services costs. The decrease in hardware costs of $8.8 million was driven by (i) a $9.2 million decrease in expense for excess and obsolete reserves and (ii) a $0.4 million reduction in supply-chain expense, partially offset by (iii) a $2.2 million reduction in inventory purchase commitments liability during 2023. While hardware shipments increased in 2024 compared to 2023, hardware cost of revenue also decreased due to the impact of the Restatement, which shifted a higher level of cost from previous periods into 2023 compared to 2024. The increase in professional services costs was attributable to (i) $5.4 million from HelloTech, (ii) $1.5 million from DPM and (iii) $1.0 million in higher direct deployments.
Research and Development Expenses
Research and development expenses decreased by $16.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to: (i) $11.2 million decrease in personnel-related expenses, comprised of $5.8 million of decreased compensation expense primarily due to higher capitalization of development costs and $5.4 million of decreased stock-based compensation expense; (ii) $2.2 million decrease in restructuring costs; (iii) $1.7 million decrease in software license expense; (iv) $0.8 million decrease in other research and development expenses and (v) $0.3 million decrease in rent and lease expense. These decreases were partially offset by a $0.4 million increase in professional and consulting fees.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $2.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to: (i) $1.3 million decrease in restructuring costs; (ii) $1.1 million decrease in software license expense; (iii) $0.8 million decrease in professional and consulting fees; (iv) $0.7 million decrease in personnel-related expenses and (v) $0.3 million decrease in travel expense. These decreases were partially offset by: (i) $1.1 million increase in marketing expense related to HelloTech and (ii) $0.3 million increase in customer support expense.
General and Administrative Expenses
General and administrative expenses decreased by $21.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to: (i) $13.3 million decrease in personnel-related expenses, comprised of (a) $9.2 million in expense related to the HDW Acquisition incurred in 2023 and the repurchase of certain of Mr. Siminoff’s shares in 2024, (b) $2.3 million reduction of stock-based compensation expense and (c) $1.8 million of decreased compensation expense; (ii) $9.0 million decrease in professional and consulting fees comprised of (a) $7.2 million decrease in costs related to the Investigation, SEC Investigation and Restatement, (b) $2.3 million decrease in litigation expenses and (c) $1.7 million in lower fees related to outsourced management, partially offset by (d) $2.5 million increase in audit fees in 2024; and (iii) a $0.5 million decrease in restructuring costs. These decreases were partially offset by a $0.4 million increase in insurance related expense and $0.5 million increase in bad debt expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses remained flat at $7.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Amortization expense increased by $0.5 million in 2024 related to intangible assets, which was offset by: (i) $0.3 million decrease in property and equipment depreciation expense and (ii) $0.2 million decrease in internal use depreciation expense.
Total Other Income, Net
Total other income, net decreased by $0.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to $1.9 million lower interest income related to lower cash and investments in 2024 and a $0.3 million increase in realized losses on the sale of marketable securities. These decreases were partially offset by a $1.3 million reduction in interest expense related to the significant financing component of long-term software contracts and a $0.4 million reduction in interest expense related to debt, as the Promissory Notes (defined below) were paid off in early 2024.
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
As of September 30, 2025 and December 31, 2024, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $44.1 million and $75.4 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
As of September 30, 2025 and December 31, 2024, the Company also had approximately $29.2 million and $30.5 million in net inventory, respectively.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in the balance of available-for-sale securities on the accompanying Consolidated Balance Sheet as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the accompanying Consolidated Balance Sheet as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 was $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end. See Note 2. Summary of Significant Accounting Policies - Cash and Cash Equivalents, and Note 11. Accrued Expenses, in Part II, Item 8. “Financial Statements.”
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
Beginning in the second quarter of 2022 and continuing through the date of this Form 10-K, we have incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and Financial Statement Review. Additionally, we have incurred significant costs in connection with the Stockholder Lawsuits. See Note 14. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, has resulted or could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.
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
We contract with third parties to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a demand plan. During the year ended December 31, 2022, we materially reduced our original demand plan and started engaging in discussions with our contract manufacturers regarding our obligation to purchase the inventory based on our original demand plan. As of December 31, 2024 and December 31, 2023, the Company had unfunded non-cancellable purchase commitments of zero and $0.6 million, respectively. See Note 11. Accrued Expenses.
Near-Term Liquidity Position
As mentioned above in Item 1A. Risk Factors, “The presence of various risks and uncertainties associated with the Company’s liquidity position may adversely affect its ability to sustain its operations,” the following risks and uncertainties associated with the Company’s liquidity position may adversely affect its ability to sustain its operations as of the Filing Date:
•The continued incurrence of significant expenses related to legal and other professional services in connection with the SEC Investigation and the possibility that the SEC may levy civil penalties or fines against the Company;
•Potential expenditures associated with defending, negotiating or resolving the service provider demand described in Note 14. Commitments and Contingencies, in Part II, Item 8. “Financial Statements;”
•Unexpected expenditures related to the Stockholder Lawsuits;
•The incurrence of significant expenses related to other legal or regulatory proceedings, whether actual or threatened;
•The failure of the Company to achieve its revenue expectations, including as a result of:
◦Pricing compression for the Company’s products;
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
In response to the risks and uncertainties described above, the Company may attempt to secure additional outside capital. However, the Company has not sought any commitments of additional outside capital and can provide no assurance it will be able to secure any outside capital in the future at all, or on terms that are acceptable to the Company. Additionally, the Company’s securities are currently traded on the OTC Expert Market. Because of applicable restrictions, there is a minimal public market for the Company’s securities, and the Company’s ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. The Company also plans to continue to closely monitor its cash flow forecast and, if necessary, may implement certain incremental cost savings measures to preserve its liquidity. See Note 21. Restructuring, in Part II, Item 8. “Financial Statements.”

Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 12. Leases, Note 13. Debt and Note 14. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.”
Commitments and Contractual Obligations
We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. Following the Property Management Acquisitions, in February 2024 we entered into a three-year advisory agreement with a partner pursuant to which the partner provides DPM with certain management and advisory services related to DPM’s property management business. Pursuant to such agreement, we are required to pay the partner $0.5 million annually. As of December 31, 2024, the Company had a remaining obligation of $1.1 million under the advisory agreement.
Indebtedness
Revolving Credit Facility
On July 1, 2021, the Company entered into a revolving credit facility, which was subsequently amended in May 2022, with a credit limit of $6.0 million with no stated maturity date. Installment plan agreements were executed for each financing request, which included the interest rate. The revolving credit facility had no financial or other covenants. As of December 31, 2023, no amount was outstanding under the revolving credit facility, which the Company cancelled in January 2023.
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
Term Loan with Customers Bank
On July 15, 2024, following the closing of the HelloTech Merger, Latch Systems and HelloTech, as the Borrowers, entered into the Loan Agreement with Customers Bank. Pursuant to the Loan Agreement, Customers Bank issued the Borrowers the New Loan, a term loan in the principal amount of $6.0 million. Because the New Loan replaced the Prior Loan, the Loan Agreement did not result in the Borrowers receiving any additional loan proceeds. Interest is payable on the New Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the Maturity Date is July 15, 2029.
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
Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(75,406)	$(65,586)
Net cash provided by investing activities	72,886	50,479
Net cash used in financing activities	(22,000)	—
Effect of exchange rates on cash	48	(46)
Net change in cash and cash equivalents	$(24,472)	$(15,153)
Operating Activities. Net cash used in operating activities increased by $9.8 million in 2024 compared to 2023. The increase resulted from (i) a decrease in accrued expenses of $49.4 million primarily due to the $19.3 million accrual of an investment security in 2023, which was subsequently settled in 2024, resulting in an equal reduction of accrued expenses in 2024, (ii) an increase in net inventories of $20.1 million, (iii) a decrease in deferred revenue of $4.4 million, (iv) an increase in accounts receivable of $4.3 million and (v) a $4.2 million decrease of other current and non-current liabilities. These uses of cash were partially offset by (i) a decrease in net loss of $35.3 million after adjusting for non-cash items, (ii) a decrease in prepaid expense and other current assets of $27.3 million, (iii) a $6.0 million increase in accounts payable and (iv) a decrease in other non-current assets of $3.8 million.
Investing Activities. Net cash provided by investing activities increased by $22.4 million in 2024 compared to 2023 due to (i) a $106.9 million decrease in purchases of available-for-sale securities, offset by (i) a decrease in the proceeds from sales and maturities of available-for-sale securities of $70.4 million, (ii) a decrease of $9.0 million in cash acquired through business acquisitions, (iii) a $4.6 million increase in capitalization of internally-developed software costs and (iv) an increase of $0.4 million in purchases of property and equipment.
Financing Activities. For the year ended December 31, 2024, net cash used in financing activities primarily consisted of the $22.0 million repayment of the Promissory Notes. The Company did not conduct any financing activities during the year ended December 31, 2023.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2024 or 2023 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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
Stock-Based Compensation
We record stock-based compensation expense related to stock options based upon the award’s grant date fair value. We estimate the fair value of stock options using the Black-Scholes-Merton or Monte Carlo option-pricing model depending on the terms of the award. Both option-pricing models require estimates of highly subjective assumptions, which affect the fair value of each stock option.
The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options.
When using the Black-Scholes options pricing model, the expected term of stock options represents the period of time the stock options are expected to be outstanding based on the “simplified method.” Under the “simplified method,” the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options.
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
Net inventories not expected to be sold according to a one year forecasted sales projection are classified as other non-current assets on the accompanying Consolidated Balance Sheets. Inventory on hand that exceeds a three year forecasted sales projection is recorded as an excess and obsolete inventory reserve. This reserve is comprised of inventory greater than can be used to meet future needs (excess) or for which the product is outdated or otherwise not expected to be sold (obsolete).
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
Goodwill
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. We evaluate goodwill and indefinite-lived intangible assets for impairment annually, as of December 31 of each year, or more frequently whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, customer engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit or a sustained decrease in stock price. Operating as a single reporting unit, the Company’s entire goodwill balance is subject to this assessment.
Management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. If the events or circumstances indicate that the remaining balance may be impaired, the impairment is measured based upon the difference between the carrying amount and the fair value of the goodwill or intangible asset.
According to ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are typically the best evidence of fair value and shall be used as the basis for the measurement, if available. The Company and a third-party valuation specialist collectively concluded the income valuation approach (discounted cash flow method) was the appropriate methodology.
To determine the reporting unit’s fair value per ASC 820, Fair Value Measurement (“ASC 820”), the valuation specialist considered both entity-specific information and observable market information under the fair value hierarchy in ASC 820, and changes in, or additions to, available information may affect the assumptions we use in estimating fair value. The analysis relied on significant assumptions, including: expected future revenue growth rates, profit margins, discount rate, terminal growth rate and the selection of guideline public companies. The analysis was performed leveraging inputs that were both known and knowable as of such date.
At December 31, 2024 and December 31, 2023, we had $30.2 million and $25.3 million of goodwill, respectively, and $2.6 million and $4.8 million, of intangible assets, net, respectively, on the accompanying Consolidated Balance Sheets. The HDW Acquisition, Property Management Acquisitions and HelloTech Merger resulted in the recognition of intangible assets, primarily consisting of developed technology, customer relationships, trade names and goodwill, on the accompanying Consolidated Balance Sheets. The purchase price of each transaction was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. Significant assumptions used in valuing the identifiable intangible assets included projected revenue growth rates, expected profitability and appropriate discount rates. The excess of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill represents, in part, the value of expected synergies between the combined operations and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.
2024 Goodwill Analysis
The Company performed its annual impairment test of goodwill, foregoing a quantitative assessment before considering qualitative factors. The estimated fair value (“Equity FV”) is calculated as the Company’s business enterprise value (“BEV”), as determined using an income based valuation methodology, plus (i) cash and marketable securities, less (ii) debt, plus (iii) non-operating assets, net. To assess the validity of a company’s BEV, ASC 350 recommends a reconciliation to market capitalization value, net of net cash (“Market BEV”). However, the Company’s Market BEV is impacted by the low trading volumes and price volatility of the Company’s common stock, which was trading on the OTC Expert Market as of the valuation date, compounded by the lack of available public information due to the Company’s non-current filing status. As a result, the Company’s Market BEV is negative. Therefore, the Company does not believe a reconciliation of Market BEV to BEV would provide meaningful information.
The Company considered various other metrics to assess the validity of its BEV calculation and selected the Company’s cash position, net of debt (“Net Cash Position”), which the Company believes a market participant would view as an appropriate benchmarking metric.
This fair value analysis requires significant assumptions, as noted above. The Company believes the assumptions and estimates made in the above-discussed impairment test are reasonable and appropriate. Different assumptions and estimates, however, could materially impact the Company’s financial results, and accordingly, Equity FV. For instance, different assumptions regarding the Company’s anticipated performance could result in an impairment charge, which would decrease operating income and result in lower asset values on the accompanying Consolidated Balance Sheets.
As of December 31, 2024, the Company determined its BEV was $68.5 million and its Equity FV was $135.7 million, which exceeded the carrying value of $111.2 million by $24.5 million, or 22.1%, indicating that no impairment was necessary as of December 31, 2024.

To further assess the consistency of the Company’s BEV calculation with market participant expectations, the Company conducted an analysis of the financial projections used in the calculation of BEV. As part of this analysis, the Company’s projected annual revenue growth was significantly reduced and profit margins were adjusted to reflect the inter-quartile range of guideline public companies. This analysis supported the conclusion that Company-specific risks were appropriately addressed by the Company’s BEV calculation. The adjusted BEV produced by this analysis was in line with the above-referenced BEV of $68.5 million, further supporting the Company’s conclusions that Equity FV exceeded the carrying value of equity as of December 31, 2024 and that no impairment existed as of such date.
The results of the quantitative assessment indicated no impairment. Accordingly, the Company did not record any non-cash impairment of goodwill on the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
2023 Goodwill Analysis
In conducting our annual impairment test of goodwill as of December 31, 2023, the Company determined its Equity FV to be $204.0 million, which exceeded the carrying value of $169.1 million by $34.9 million, or 20.6%. Because the Equity FV exceeded the carrying value, no impairment was recorded as of December 31, 2023.
We performed a reconciliation of our market capitalization to our implied total equity value and determined that the Company’s market capitalization as of December 31, 2023 was $118.1 million, which is approximately 73% less than the Equity FV of $204.0 million. The Company attributes this significant difference to various factors, including low trading volume, stock price volatility, net cash position as of the measurement date and the lack of information available to the public due to the Company’s non-current filing status.
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
Litigation
Latch is subject to various legal proceedings, investigations and claims. Latch routinely assesses the likelihood of any adverse judgments or outcomes of these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. The analysis, which involves the advice of counsel, includes consideration of various factors such as the amount and timing of any potential exposure, interpretations of applicable laws, regulations or contractual terms, the likelihood or status of proceedings, the merits of the arguments, negotiations or discussions with the applicable counterparties and results of similar fact patterns experienced by the Company or third parties. Accruals are subject to change based upon changes in the above factors. Certain of the accrued expenses on the accompanying Consolidated Balance Sheet as of December 31, 2024 associated with the Stockholder Lawsuits are based upon settlement amounts agreed to between the applicable parties that remain subject to court approval. However, in the event court approval does not occur, the expense amounts are subject to change.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Latch, Inc.
Olivette, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Latch, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Transactions

As disclosed in Note 2 to the consolidated financial statements, the Company’s total revenue was $56.63 million for the year ended December 31, 2024. The Company recognizes revenue (i) at a point in time upon transfer of control for hardware sales, (ii) over the term of the subscription period beginning when control of the promised service is transferred to the customer for software sales, and (iii) over the period services are provided for professional services.

We identified the auditing of the accuracy and existence of hardware, software and professional services revenue transactions as a critical audit matter. Auditing the accuracy and existence of each revenue stream was especially challenging due to the audit effort in performing procedures related to testing the accuracy and existence of the hardware, software and professional services revenue transactions given the significance of net revenue and the large volume of transactions.

The primary procedures we performed to address this critical audit matter included:

–Evaluating the accuracy and existence of revenue transactions, on a sample basis, by obtaining and inspecting customer contracts and comparing to supporting documentation to assess the appropriateness of the transactions.
–Recalculating sales prices on a sample basis based on the terms and conditions of underlying contracts.

Annual Goodwill Impairment Testing

As disclosed in Note 2 to the consolidated financial statements, goodwill is assessed for impairment annually, or more frequently if indicators arise. The Company's quantitative evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. Fair value was calculated as the Company’s business enterprise value (“BEV”), plus (i) cash and marketable securities, less (ii) debt, plus (iii) non-operating assets, net. The Company used the income approach to develop and calculate the BEV.

We identified certain assumptions used in determining the fair value of the Company’s BEV for the quantitative impairment test as a critical audit matter. The principal consideration for our determination is the significant judgment used to evaluate certain assumptions, specifically (i) expected future revenue growth rates for discrete annual periods identified in the BEV model, (ii) projected operating expenses, and (iii) the selected discount rate. Auditing these assumptions involved especially challenging auditor judgment and effort, including the extent of specialized skills and knowledge required.

The primary procedures we performed to address this critical audit matter included:

–Utilizing personnel with specialized knowledge and skill with valuation to assist in evaluating the reasonableness of the selected discount rate.
–Testing the expected future revenue growth rates for discrete annual periods using historical company performance and analysis of guideline public company data.
–Evaluating management’s estimate of projected operating expenses utilizing assumptions based on the Company’s historical results, Company actions taken to reduce costs as of the measurement date, and analysis of guideline public company data.

We have served as the Company's auditor since 2025.

/s/ BDO USA, P.C.

St. Louis, MO
November 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Latch, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Latch, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP
New York, New York
March 26, 2025 (November 5, 2025, as to Note 3 and the correction of basic and diluted net loss per share as discussed in Note 16).
We began serving as the Company’s auditor in 2020. In 2025 we became the predecessor auditor.

Latch, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents(1)	$70,203	$94,675
Available-for-sale securities	5,187	84,861
Accounts receivable, net	9,864	6,001
Inventories, net current	14,376	16,559
Prepaid expenses and other current assets	30,523	34,757
Total current assets	130,153	236,853
Property and equipment, net	1,073	1,465
Internally-developed software, net	10,748	9,757
Inventories, net non-current	16,082	10,143
Goodwill	30,205	25,322
Intangible assets, net	2,584	4,791
Other non-current assets	5,579	6,101
Total assets	$196,424	$294,432
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,821	$3,642
Current portion of long-term debt	1,314	22,000
Accrued expenses(1)	35,066	54,966
Deferred revenue, current	11,900	10,837
Other current liabilities	1,092	2,893
Total current liabilities	57,193	94,338
Deferred revenue, non-current	21,282	28,742
Long-term debt	4,515	—
Other non-current liabilities	2,251	2,215
Total liabilities	85,241	125,295
Commitments and contingencies (see Note 14)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 164,087,277 and 175,462,145 shares issued and outstanding as of December 31, 2024 and 2023, respectively(2)	19	19
Treasury stock	(1)	—
Additional paid-in capital	769,866	770,196
Accumulated other comprehensive income	21	48
Accumulated deficit	(658,722)	(601,126)
Total stockholders’ equity	111,183	169,137
Total liabilities and stockholders’ equity	$196,424	$294,432

(1)Amount presented as of December 31, 2023 includes $19.3 million of cash required for a purchase of securities executed during the year ended December 31, 2023 but that was not deducted from the Company’s accounts until January 2024. See Note 2. Summary of Significant Accounting Policies - Cash and Cash Equivalents and Note 11. Accrued Expenses.
(2)Shares issued and outstanding as of December 31, 2024 and December 31, 2023 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023

Revenue
Hardware	$18,286	$19,739
Software	20,255	17,775
Professional services	18,089	7,447
Total revenue	56,630	44,961
Cost of revenue(1)
Hardware	15,270	24,074
Software	2,013	2,023
Professional services	14,353	6,539
Total cost of revenue	31,636	32,636
Operating expenses
Research and development	17,318	33,787
Sales and marketing	12,568	15,394
General and administrative	44,471	66,211
Depreciation and amortization	7,202	7,201
Impairment of intangible assets, net	2,849	—
Total operating expenses	84,408	122,593
Loss from operations	(59,414)	(110,268)
Other income, net
Change in fair value of warrant liability	159	230
Interest income, net	1,416	2,309
Other income, net	245	219
Total other income, net	1,820	2,758
Loss before income taxes	(57,594)	(107,510)
Provision for income taxes	2	30
Net loss	$(57,596)	$(107,540)
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(35)	1,515
Foreign currency translation adjustment	8	(7)
Comprehensive loss	$(57,623)	$(106,032)
Net loss per common share:
Basic and diluted net loss per common share	$(0.37)	$(0.72)
Weighted average shares outstanding:
Basic and diluted	156,652,301	149,634,375

(1)Exclusive of depreciation and amortization shown in operating expenses.

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock(1)		Additional Paid-in Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2023	144,610	$16	$735,785	$—	$(1,460)	$(493,586)	$240,755
Issuance of common stock upon settlement of restricted stock units	2,501	—	—	—	—	—	—
Tax withholdings on settlement of equity awards	(659)	—	—	—	—	—	—
Issuance of common stock related to HDW Acquisition	29,010	3	15,624	—	—	—	15,627
Foreign translation adjustment	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	18,787	—	—	—	18,787
Unrealized gain on available-for-sale securities	—	—	—	—	1,515	—	1,515
Net loss	—	—	—	—	—	(107,540)	(107,540)
December 31, 2023	175,462	19	770,196	—	48	(601,126)	169,137
Issuance of common stock upon settlement of restricted stock units	5,655	—	—	—	—	—	—
Tax withholdings on settlement of equity awards	(1,770)	—	—	—	—	—	—
Repurchase of restricted common stock	(15,260)	—	1	(1)	—	—	—
Foreign translation adjustment	—	—	—	—	8	—	8
Stock-based compensation	—	—	(331)	—	—	—	(331)
Unrealized loss on available-for-sale securities	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(57,596)	(57,596)
December 31, 2024	164,087	$19	$769,866	$(1)	$21	$(658,722)	$111,183

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023

Operating activities
Net loss	$(57,596)	$(107,540)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,202	7,201
Non-cash interest income	(1,196)	(2,514)
Change in fair value of warrant liability	(159)	(230)
Realized loss on available-for-sale securities	1	—
Unrealized loss on marketable securities	91	—
Loss on disposal of fixed assets	189	—
Impairment loss on intangible assets, net	2,849	—
Impairment loss on long-lived assets	—	697
Provision for expected credit losses, net of recoveries	(144)	(927)
Provision for credit losses on contract assets	(134)	134
Stock-based compensation expense	(580)	18,171
Changes in assets and liabilities (excluding effects of acquisition)
Accounts receivable	(2,346)	1,952
Inventories, net	(3,756)	16,328
Prepaid expenses and other current assets	4,717	(22,553)
Other non-current assets	685	(3,075)
Accounts payable	3,647	(2,363)
Accrued expenses	(20,342)	29,074
Other current liabilities	(1,841)	366
Other non-current liabilities	43	2,039
Deferred revenue	(6,736)	(2,346)
Net cash used in operating activities	(75,406)	(65,586)
Investing activities
Purchase of available-for-sale securities	(20,293)	(127,179)
Proceeds from sales and maturities of available-for-sale securities	101,036	171,416
Business acquisitions, net of cash acquired	(950)	8,085
Purchase of property and equipment	(766)	(327)
Capitalized internally-developed software	(6,141)	(1,516)
Net cash provided by investing activities	72,886	50,479
Financing activities
Repayment of unsecured promissory notes	(22,000)	—
Net cash used in financing activities	(22,000)	—
Effect of exchange rates on cash	48	(46)
Net change in cash and cash equivalents	(24,472)	(15,153)
Cash and cash equivalents
Beginning of year	94,675	109,828
End of year	$70,203	$94,675
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,099	$32
Income taxes	$4	$11
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$249	$616
Net assets acquired as part of business acquisitions	$2,067	$4,221
Debt assumed/issued as part of business acquisitions	$6,000	$22,000
Common stock issued for HDW Acquisition	$—	$15,627
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
As of December 31, 2024 and 2023, the Company’s unrestricted cash and cash equivalents and available-for-sale securities were approximately $75.4 million and $179.5 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss.
Historically, the Company’s short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from the Company’s contract manufacturers. Beginning in the second quarter of 2022 and continuing through 2025, the Company has incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation (as defined below), as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and the Company’s comprehensive financial statement review. Additionally, the Company has incurred significant costs in connection with various pending litigation. Such litigation involves significant defense and other costs and, if decided adversely to the Company or settled, has resulted or could result in significant monetary damages or expenditures. Although the Company maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations, its insurance coverage does not cover all claims that have been or may be brought against it.
In light of the Company’s liquidity position described above, the Company may attempt to secure additional outside capital. However, the Company has not sought any commitments of additional outside capital and can provide no assurance it will be able to secure any outside capital in the future at all, or on terms that are acceptable to the Company. Additionally, the Company’s securities are currently traded on the OTC Markets Group Inc.’s (“OTC”) Expert Market (the “OTC Expert Market”). Because of applicable restrictions, there is a minimal public market for the Company’s securities, and the Company’s ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2024 and 2023, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 financial instruments.
In addition, the Company’s cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. To date, the Company has not recognized any losses caused by uninsured balances.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in available-for-sale securities on the accompanying Consolidated Balance Sheet as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the accompanying Consolidated Balance Sheet as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 was $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end. See Note 11. Accrued Expenses.
Marketable Securities
The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company periodically evaluates its investments to determine if impairment charges are required.
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
The opening and closing balances of accounts receivable, net is as follows:

	December 31, 2024	December 31, 2023
Balance at beginning of the year	$6,001	$7,026
Ending balance	$9,864	$6,001
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
As of December 31, 2024 and 2023, the allowance for expected credit losses contains an estimate of credit losses for any outstanding invoices. The Company generally does not require any security or collateral to support its receivables.
The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Year Ended December 31,
	2024	2023
Balance as of beginning of period	$496	$2,537
Provision for expected credit losses	482	1,378
Recoveries	(624)	(2,305)
Write-offs charged against the allowance	(258)	(1,114)
Balance as of end of period	$96	$496
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
The Company recognizes contract assets (unbilled receivables) when the performance obligation precedes the invoice date, which is generally the case for the Company’s installation contracts. The Company estimates and recognizes its expected credit losses on unbilled receivables. The Company presents its contract assets (unbilled receivables) net of any expected credit losses within prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The opening and closing balances of contract assets (unbilled receivables) are as follows:

	December 31, 2024	December 31, 2023
Balance at beginning of the year	$5,942	$942
Ending balance	4,074	5,942
Change	$(1,868)	$5,000
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company records contract liabilities (deferred revenue) when the Company bills customers in advance of the performance obligations being satisfied, which is generally the case for the Company’s software contracts. The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	December 31, 2024	December 31, 2023
Balance at beginning of the year	$39,579	$41,925
Ending balance	33,182	39,579
Change	$(6,397)	$(2,346)
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily related to a shift from multi-year contracts billed upfront to contracts billed on an annual basis resulting in less deferred revenue being added upon invoice date.
The Company recognized $13.1 million and $14.1 million of prior year deferred software revenue during the years ended December 31, 2024 and 2023, respectively.
Contract liabilities (deferred revenue) consisted of the following:

	December 31, 2024	December 31, 2023
Revenue	$14,419	$13,056
Interest expense	(2,519)	(2,219)
Total current deferred revenue	$11,900	$10,837

Revenue	$25,990	$37,187
Interest expense	(4,708)	(8,445)
Total non-current deferred revenue	$21,282	$28,742
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
The Company periodically assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory to their net realizable value based upon estimates of future demand and market conditions, when necessary. Net inventories in excess of one year of historical sales are classified as other non-current assets on the accompanying Consolidated Balance Sheets. Inventory on hand that exceeds a three year forecasted sales projection is recorded as an excess and obsolete inventory reserve. This reserve is comprised of inventory greater than the amount that can be used to meet future needs (excess) or for which the product is outdated or otherwise not expected to be sold (obsolete).
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are recorded at cost and primarily consist of insurance receivables, prepaid inventory, unbilled receivables and other various payments that the Company has made in advance for goods or services to be received in the future.
Insurance receivables are collected from third-party insurance providers for covered litigation matters once applicable retentions or deductibles have been satisfied. Prepaid inventory charges are incurred to secure the production of inventory prior to delivery. Upon delivery of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the accompanying Consolidated Balance Sheets. Unbilled receivables are recognized when the Company (i) provisions software access, (ii) provides services or (iii) ships hardware, in each case in advance of billing.

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
Fair Value Determination
According to Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”), the fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are typically the best evidence of fair value and shall be used as the basis for the measurement, if available. The Company and a third-party valuation specialist collectively concluded the income valuation approach (discounted cash flow method) was the appropriate methodology.
To determine the reporting unit’s fair value per ASC 820, Fair Value Measurement (“ASC 820”), the valuation specialist considered both entity-specific and observable market information under the fair value hierarchy in ASC 820, and changes in, or additions to, available information may affect the assumptions the Company used in estimating fair value. The analysis relied on significant assumptions, including: expected future revenue growth rates, profit margins, discount rate, terminal growth rate and the selection of guideline public companies. The analysis was performed leveraging inputs that were both known and knowable as of such date.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

At December 31, 2024 and December 31, 2023, the Company had $30.2 million and $25.3 million of goodwill, respectively, and $2.6 million and $4.8 million of intangible assets, net, respectively, on the accompanying Consolidated Balance Sheets. The HDW Acquisition, Property Management Acquisitions and HelloTech Merger resulted in the recognition of intangible assets, primarily consisting of developed technology, customer relationships, trade names and goodwill, on the accompanying Consolidated Balance Sheets. The purchase price of each transaction was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. Significant assumptions used in valuing the identifiable intangible assets included projected revenue growth rates, expected profitability and appropriate discount rates. The excess of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill represents, in part, the value of expected synergies between the combined operations and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.
2024 Goodwill Analysis
In conducting the annual impairment test of goodwill, the Company performed a quantitative assessment before considering qualitative factors. To determine the fair value, the estimated fair value (“Equity FV”) is calculated as the Company’s business enterprise value (“BEV”), as determined using an income based valuation methodology, plus (i) cash and marketable securities, less (ii) debt, plus (iii) non-operating assets, net. To assess the validity of a company’s BEV, ASC 350 recommends a reconciliation to market capitalization value, net of net cash (“Market BEV”). However, the Company’s Market BEV is impacted by the low trading volumes and price volatility of the Company’s common stock, which was trading on the OTC Expert Market as of the valuation date, compounded by the lack of available public information due to the Company’s non-current filing status. As a result, the Company’s Market BEV is negative. Therefore, the Company does not believe a reconciliation of Market BEV to BEV would provide meaningful information.
The Company considered various other metrics to assess the validity of its BEV calculation and selected the Company’s cash position, net of debt (“Net Cash Position”), which the Company believes a market participant would view as an appropriate benchmarking metric. The Company conducted an analysis of the financial projections used in the calculation of BEV.
This fair value analysis requires significant assumptions, as noted above. The Company believes the assumptions and estimates made in the above-discussed impairment test are reasonable and appropriate. Different assumptions and estimates, however, could materially impact the Company’s financial results, and accordingly, Equity FV. For instance, different assumptions regarding the Company’s anticipated performance could result in an impairment charge, which would decrease operating income and result in lower asset values on the accompanying Consolidated Balance Sheets.
As of December 31, 2024, the Company determined its BEV was $68.5 million and its Equity FV was $135.7 million, which exceeded the carrying value of $111.2 million by $24.5 million, or 22.1%, indicating that no impairment was necessary as of December 31, 2024.
To further assess the consistency of the Company’s BEV calculation with market participant expectations, the Company conducted an analysis of the financial projections used in the calculation of BEV. As part of this analysis, the Company’s projected annual revenue growth was significantly reduced and profit margins were adjusted to reflect the inter-quartile range of guideline public companies. This analysis supported the conclusion that Company-specific risks were appropriately addressed by the Company’s BEV calculation. The adjusted BEV produced by this analysis was in line with the above-referenced BEV of $68.5 million, further supporting the Company’s conclusions that Equity FV exceeded the carrying value of equity as of December 31, 2024 and that no impairment existed as of such date.
The results of the quantitative assessment indicated no impairment. Accordingly, the Company did not record any non-cash impairment of goodwill on the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
2023 Goodwill Analysis
In conducting the annual impairment test of goodwill as of December 31, 2023, the Company determined its Equity FV to be $204.0 million, which exceeded the carrying value of $169.1 million by $34.9 million, or 20.6%. Because the Equity FV exceeded the carrying value, no impairment was recorded as of December 31, 2023.
The Company performed a reconciliation of the Company’s market capitalization to its implied total equity value and determined that the Company’s market capitalization as of December 31, 2023 was $118.1 million, which is approximately 73% less than the Equity FV of $204.0 million. The Company attributes this significant difference to various factors,

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

including low trading volume, stock price volatility, net cash position as of the measurement date and the lack of information available to the public due to the Company’s non-current filing status.
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
Intangible assets, net consisted of the following:

	December 31, 2024	December 31, 2023
Developed technology	$600	$3,795
Domain names	2,034	1,634
Customer relationships	595	—
Patents	37	37
Non-compete	10	—
Licenses	4	4
Intangible assets	3,280	5,470
Less: accumulated amortization	(696)	(679)
Total intangible assets, net	$2,584	$4,791
Total amortization expense related to intangible assets was $1.0 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5
The Company performed an impairment test for the year ended December 31, 2024. As a result of this impairment test, the Company concluded that the carrying value of the James ride sharing application, which the Company acquired in connection

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

with the HDW Acquisition, exceeded its estimated fair value. The Company recorded a non-cash impairment charge of $2.8 million, which was included in impairment of intangible assets, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. The charge was primarily driven by a decline in projected revenues as a result of the change in strategy following the HelloTech Merger.
Total intangible impairment expense was zero for the year ended December 31, 2023.
Leases
The Company accounts for its leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Lease Accounting (“ASC 842”). ASC 842 requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The Company did not have any finance leases or subleases as of December 31, 2024 and 2023.
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
ROU assets resulting from operating leases are recorded within other non-current assets, and lease liabilities from operating leases are recorded within current liabilities and non-current liabilities, on the accompanying Consolidated Balance Sheets. The lease liability is calculated as the present value of the remaining future lease payments over the lease term, including reasonably assured renewal options.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the years ended December 31, 2024 and 2023, the reserve recorded for hardware warranties was approximately 3% and 2%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the years ended December 31, 2024 and 2023, the allowance for returns resulted in a recovery of revenue by $0.5 million and $0.1 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts were provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $3.5 million and $4.6 million for the years ended December 31, 2024 and 2023, respectively.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

	Year ended December 31,
	2024	2023
Point-in-time revenue:
Hardware	$18,286	$19,739
Total point-in-time revenue	18,286	19,739
Period-of-time revenue:
Software	20,255	17,775
Hardware installation and activation services	7,375	7,447
HelloTech in-home services	8,313	—
Property management services	2,390	—
Other	11	—
Total period-of-time revenue	38,344	25,222
Total revenue	$56,630	$44,961
Deferred Contract Costs
The Company capitalizes commission expenses that are incremental to obtaining customer software contracts. Costs related to the initial signing of software contracts are amortized over the average customer life, which has been estimated to be ten years based upon contract duration, including renewals and extensions. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current and are included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets; the remaining portion is recorded as deferred contract costs, non-current and is included in other non-current assets on the accompanying Consolidated Balance Sheets. Amortization expense is included in sales and marketing expense on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2023	$2,617
Additions to deferred contract costs	1,338
Amortization of deferred contract costs	(416)
Balance as of January 1, 2024	$3,539
Additions to deferred contract costs	7
Amortization of deferred contract costs	(429)
Balance as of December 31, 2024	$3,117
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
During the year ended December 31, 2023, $0.7 million of long-lived assets other than goodwill and intangible assets were impaired and are included in general and administrative expense on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Restructuring
Costs associated with a restructuring plan generally consist of involuntary employee termination benefits, contract termination costs and other exit-related costs, including costs to close facilities. The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred for the remaining term of a contract without economic benefit are recognized as of the cease-use date. Restructuring and related costs may also include the write-down of related assets, including operating lease ROU assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit-related costs are recognized as incurred. Restructuring and related costs are recognized as an operating expense on the accompanying Consolidated Statements of Operations and Comprehensive Loss and are classified based on the Company’s classification policy for each category of operating expense.
Other Income, Net
Other income, net consists of interest expense associated with the significant financing component of the Company’s longer-term software contracts, interest expense associated with the Company’s debt financing arrangements, interest income on highly liquid short-term investments, and gain or loss on change in fair value of derivatives, warrant liabilities and trading securities.
Interest income, net is summarized as follows:

	Year ended December 31,
	2024	2023
Interest income	$5,892	$8,099
Interest expense	(4,476)	(5,790)
Interest income, net	$1,416	$2,309
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company recorded a full valuation allowance against its deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in estimate occurs.
Stock-Based Compensation
The Company periodically issues options, restricted stock units (“RSUs”) and shares of its common stock as compensation for services received from its employees and directors. The Company measures and records the expense related to stock-

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

based payment awards based on the fair value of those awards as determined on the date of grant. The fair value amount is then recognized as expense ratably over the requisite vesting period of the individual grant, generally equal to the vesting period using the straight-line method. Stock-based compensation expense is recorded on a straight-line basis over the vesting period in the same expense classifications on the accompanying Consolidated Statements of Operations and Comprehensive Loss as if such amounts were paid in cash. The Company records forfeitures as they occur.
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
The Company estimates the fair value and requisite service period of market-based option awards as of the grant date based on the Monte Carlo simulation model with the assistance of an independent third-party valuation specialist. The Monte Carlo simulation model is built on certain assumptions, including stock price volatility. The Company cannot predict the prices at which its common stock will trade in the future, and achievement of market conditions may occur in periods different than estimated. Compensation costs related to awards with market conditions are recognized on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied and are not reversed, provided that the requisite service period derived from the Monte-Carlo simulation has been completed. See Note 17. Stock-Based Compensation.
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of December 31, 2024, the Company had two customers that accounted for $4.8 million and $1.3 million, or 48% and 13%, of gross accounts receivable. As of December 31, 2023, the Company had one customer that accounted for $3.1 million, or 43%, of gross accounts receivable. As of December 31, 2024 and 2023, the Company had one customer that accounted for $3.2 million and $5.3 million, or 78% and 87%, of unbilled receivables, respectively. For the years ended December 31, 2024 and 2023, the Company had one customer that accounted for $18.6 million and $14.6 million, or 33% and 32%, of total revenue, respectively.
Legal Fees
The Company accounts for legal fees as they are incurred and typically classifies such fees as general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss. Total legal fees were $13.7 million and $12.8 million for the years ended December 31, 2024 and 2023, respectively.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 for interim periods beginning in the three months ended March 31, 2024 on a retrospective basis, which resulted in appropriate adjustments of prior year disclosures. The impact of ASU 2023-07 resulted in additional disclosures in the notes to the consolidated financial statements. See Note 3. Segment Reporting.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating ASU 2023-09 to determine the impact on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which contains amendments to the ASC to remove references to various FASB concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. In addition, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date in January 2025 to clarify the requirement to adopt the ASU 2024-03 in annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating these standards to determine the impact on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.
3.SEGMENT REPORTING
As of December 31, 2024, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the executive team, which included the Interim Chief Executive Officer, Interim Chief Financial Officer, Chief Strategy Officer and Senior Vice President of Finance. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly.
The accompanying Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023 reflect the one reportable segment.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Geographic Information
The Company’s revenues are primarily generated in the United States. Revenues outside of the United States were approximately $0.5 million and zero for the years ended December 31, 2024 and 2023, respectively. The Company does not have any long-lived assets located outside the United States.
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
The Property Management Acquisitions were accounted for as business combinations under ASC 805, Business Combinations (“ASC 805”) as of December 31, 2024. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the respective acquisition dates. The Company incurred approximately $0.2 million in transaction-related expenses. The aggregate acquisition date fair value of the purchase consideration for the Property Management Acquisitions was comprised of the following:

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
Consolidated Pro-forma Financial Results
The results of operations of the Property Management Acquisitions and HelloTech Merger are included in the following supplemental consolidated financial results on an unaudited pro forma basis, as if all acquisitions had been consummated on January 1, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenue	$67,844	$73,252
Net loss	$(60,353)	$(114,113)
On a pro forma basis, for the year ended December 31, 2024, the HelloTech Merger would have contributed $18.5 million in revenue and increased net loss by $6.0 million, and the Property Management Acquisitions would have contributed $3.4 million in revenue and increased net loss by $0.9 million. On a pro forma basis, for the year ended December 31, 2023, the HelloTech Merger would have contributed $24.0 million in revenue and increased net loss by $6.7 million, and the Property Management Acquisitions would have contributed $4.3 million in revenue and reduced net loss by $0.2 million.
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
Following are the supplemental consolidated financial results of the Company for the year ended December 31, 2023 on an unaudited pro forma basis, as if the HDW Acquisition had been consummated on January 1, 2022:

Total revenue	$44,961
Net loss	$(119,459)
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
Applicable accounting guidance requires disclosure of the amount of revenue and earnings of the acquired entity since the acquisition date that is included in the consolidated income statement. For the period ended December 31, 2023, HDW had no active products, customers or sales contracts and therefore had no revenue. The HDW Acquisition contributed $9.8 million to net loss, primarily related to the compensation expense of the team members that joined as a result of the acquisition.
For the year ended December 31, 2024, activity related to the HDW Acquisition is included in the Company’s consolidated results. The operating results of this business were immaterial to the Company’s consolidated results of operations.
5.INVESTMENTS
Available-for-Sale Securities (Marketable Securities)
The Company’s investments in marketable securities are classified and accounted for as available-for-sale and consist of high quality asset-backed securities, commercial paper, corporate bonds and U.S. Government debt securities. The Company’s marketable securities with remaining effective maturities of 12 months or less from the balance sheet date are classified as current; otherwise, they are classified as non-current on the accompanying Consolidated Balance Sheets. Commercial paper and corporate bonds and U.S. Government debt securities are classified as current assets while asset-backed securities are classified as non-current assets. Unrealized gains and losses on marketable securities classified as available-for-sale are recognized in other comprehensive income (loss).

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company’s marketable securities by security type are summarized as follows:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$5,184	$3	$5,187
Total available-for-sale securities	$5,184	$3	$5,187

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Commercial paper and corporate bonds	$54,374	$31	$54,405
U.S. Government debt securities	30,440	16	30,456
Total available-for-sale securities	$84,814	$47	$84,861
As of December 31, 2024 and 2023, the Company recorded $0.003 million and $0.05 million, respectively, of gross unrealized gain in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in less than one year	$5,184	$5,187
Due in one to five years	—	—
Total investments	$5,184	$5,187

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in less than one year	$83,435	$84,861
Due in one to five years	—	—
Total investments	$83,435	$84,861
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
As of December 31, 2024, the Company had not identified any impairment indicators in its investments.
During the year ended December 31, 2024, the Company received $101.0 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. During the year ended December 31, 2023, the Company received $171.4 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. Gains and losses are determined using the first-in, first-out method.

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
As there was no readily determinable fair value of the acquirer’s common stock, the Company elected to apply the measurement alternative to subsequently value the private company equity interests in accordance with ASC 321, Investments - Equity Securities. The contingent consideration was further discounted to reflect the estimated achievement of the performance milestone. The Company classified the consideration received within Level 3 of the fair value hierarchy. See Note 6. Fair Value Measurements. Changes in fair value are reported in other income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
For the year ended December 31, 2023, the Company recorded a gain on the contingent consideration of $0.2 million on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2024 and December 31, 2023, the fair value of the investment in private company was $1.0 million and $1.0 million, respectively, and presented in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.
6.FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash	$4,087	$—	$—	$4,087
Money market funds and other cash equivalents	—	66,116	—	66,116
Total cash and cash equivalents	4,087	66,116	—	70,203
Available-for-sale securities	544	4,643	—	5,187
Investment in private company	—	—	954	954
Total assets	$4,631	$70,759	$954	$76,344

Liabilities
Warrant liability	$—	$30	$—	$30
Total liabilities	$—	$30	$—	$30

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
As of December 31, 2024 and 2023, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
As discussed in Note 5. Investments, the Company recorded a gain on the contingent consideration of $0.2 million during the year ended December 31, 2023.
During the years ended December 31, 2024 and 2023, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the years ended December 31, 2024 and 2023.
7.INVENTORIES, NET
Inventories, net consisted of the following:

	December 31, 2024	December 31, 2023
Raw materials	$6,115	$6,665
Finished goods	8,261	9,479
Channel inventory	—	415
Total current inventories, net	14,376	16,559
Finished goods, non-current, net	16,082	10,143
Total inventories, net	$30,458	$26,702
The total excess and obsolete inventory reserve as of December 31, 2024 and December 31, 2023 was $12.8 million and $12.9 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

8.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Insurance receivable	$10,001	$10,961
Prepaid inventory	12,721	11,745
Unbilled receivables, net	4,074	5,942
Investment in private company	954	954
Prepaid capitalized incentives	437	436
Prepaid installation payments	227	678
Other prepaid expenses and other current assets	2,109	4,041
Total prepaid expenses and other current assets	$30,523	$34,757
9.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Computers and equipment	$6,176	$5,866
Office furniture	116	116
Vehicles	145	—
Leasehold improvements	163	—
Property and equipment	6,600	5,982
Less: accumulated depreciation	(5,527)	(4,517)
Total property and equipment, net	$1,073	$1,465
Total depreciation expense for the years ended December 31, 2024 and 2023 was $1.1 million and $1.3 million, respectively.
The Company did not acquire any property and equipment under capital leases during the years ended December 31, 2024 and 2023.
10.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	December 31, 2024	December 31, 2023
Internally-developed software	$23,188	$21,613
Software-in-development	5,507	841
Less: accumulated amortization	(17,947)	(12,697)
Total internally-developed software, net	$10,748	$9,757
The Company capitalized $6.2 million and $1.3 million in internally-developed software during the years ended December 31, 2024 and 2023, respectively. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service.
Total amortization expense related to internally-developed software for the years ended December 31, 2024 and 2023 was $5.2 million and $5.4 million, respectively. Impairment expense was $0.2 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expense on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

11.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Accrued compensation	$722	$2,099
Accrued warranties	226	128
Accrued purchases	3,109	258
Accrued non-cancellable purchase commitments	—	588
Accrued audit fees	2,008	419
Accrued litigation costs	25,627	26,819
Investment purchases payable	—	19,322
Accrued restructuring costs	1,053	1,301
Other accrued expenses	2,321	4,032
Total accrued expenses	$35,066	$54,966
As of December 31, 2024 and December 31, 2023, accrued litigation costs primarily included (i) $1.95 million related to settlement of the Brennan Action, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the Schwartz Action, and (iv) the Company’s $14.875 million share of the settlement in the Merger Lawsuits, each as defined and/or further described in Note 14. Commitments and Contingencies.
Prior to December 31, 2023, the Company (i) received $19.3 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $19.3 million is included in the balance of available-for-sale securities on the accompanying Consolidated Balance Sheet as of December 31, 2023, and a liability of $19.3 million presented as investment purchases payable is included in accrued expenses on the accompanying Consolidated Balance Sheet as of December 31, 2023. The funds were deducted from the Company’s account in early January 2024. Accordingly, the sum of the Company’s cash and cash equivalents as of December 31, 2023 is $19.3 million higher than it would have been had the funds been deducted from the Company’s account prior to year end.
12.LEASES
The Company has entered into various operating lease agreements, which are generally for offices and facilities. From 2020 through 2024, the Company operated offices in Denver, Colorado, New York, New York, Los Angeles, California and Taipei, Taiwan. The Company did not have any finance leases or subleases as of December 31, 2024 and 2023.
As of December 31, 2024, the Company leased office spaces in St. Louis and Los Angeles. The term of the St. Louis lease commenced March 1, 2024 and continues through June 1, 2029, subject to a five-year renewal option held by the Company. The Los Angeles lease originally had a term of two years and a termination date of December 2025 but was terminated early, without penalty, in January 2025. The lease agreements often include escalating lease payments, renewal provisions and other provisions that require the Company to pay costs related to taxes, insurance and maintenance.
As the Company’s leases do not have a readily determinable implicit interest rate, the Company used an IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. For leases entered into during the year ended December 31, 2024 and December 31, 2023, the Company determined the IBR to be 10.0%. The IBR used by the Company is based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the respective leases.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Additional information related to operating leases included on the accompanying Consolidated Balance Sheets as of the year ended December 31, 2024 is presented in the table below (in thousands, except weighted average term and discount rate):

ROU assets	$2,779
Lease liabilities	$2,894
Operating lease cost	$814
Short-term lease cost	$254
Cash paid for amounts included in the measurement of operating lease liabilities	$656
Weighted average remaining lease term - operating leases	8.5 years
Weighted average discount rate - operating leases	10.0%
Maturities of lease liabilities under the non-cancelable operating leases as of December 31, 2024 are as follows:

2025	$704
2026	407
2027	419
2028	432
2029	437
Thereafter	1,933
Total lease payments	4,332
Less: imputed interest	(1,438)
Total lease liabilities	$2,894
Rent expense related to all leases for the years ended December 31, 2024 and 2023 was $1.2 million and $0.6 million, respectively.
13.DEBT
A summary of the Company’s debt is as follows:

	December 31, 2024	December 31, 2023
Promissory Notes	$—	$22,000
Term loan	5,829	—
Total long-term debt and current related maturities	5,829	22,000
Less: Current portion of long-term debt	(1,314)	(22,000)
Total long-term debt	$4,515	$—
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
Concurrent with the Company’s entry in the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock (the “Bank Warrant”). The Bank Warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030. Although the Bank Warrant did not meet the liability classification requirements under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) the presence of a contingent cash settlement feature outside the Company’s control required liability classification under ASC 815, Derivatives and Hedging (“ASC 815”). At issuance, the Bank Warrant was recorded at its fair value of $0.2 million, as determined by an independent valuation specialist and included in other non-current liabilities, with an equal amount recorded as a reduction of the term loan, non-current on the accompanying Consolidated Balance Sheets. The warrant liability is remeasured at fair value each reporting period, with changes recognized in other income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss. The fair value of the New Loan was $5.8 million as of December 31, 2024. The reduction of the term loan is being amortized to interest expense over the 60-month loan term.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table presents the future minimum principal payments on the total borrowings under all debt agreements as of December 31, 2024:

2025	$1,222
2026	1,333
2027	1,333
2028	1,333
2029	779
Thereafter	—
Total future minimum payments	6,000
Less: debt discount	(171)
Total	$5,829
14.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company subcontracts with third-party contract manufacturers to build most Latch hardware products. During the normal course of business and consistent with industry practice, contract manufacturers procure components and build finished goods based upon a forecasted demand plan provided by the Company. Although the Company is allowed to cancel or reschedule orders, there are situations when orders cannot be cancelled, such as when a demand plan change occurs after a contract manufacturer has purchased the components or built the finished goods based on a previous demand plan. The Company materially reduced its demand plan in the second quarter of 2022 and started engaging in discussions with its contract manufacturers regarding the Company’s obligation to purchase inventory based on the original demand plan. As of December 31, 2024 and December 31, 2023, the Company had unfunded non-cancellable purchase commitments of zero and $0.6 million, respectively. See Note 11. Accrued Expenses.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Legal Contingencies
Securities Litigation
On August 31, 2022, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”). The complaint alleges that the Company and certain of its former officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On January 17, 2023, the court appointed VB PTC Establishment as Trustee of Gersec Trust as lead plaintiff. On November 12, 2024, the Company and lead plaintiff filed with the court a settlement agreement pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The court approved the settlement on May 28, 2025. The Company paid the settlement amount in March 2025. The amount of the settlement is reflected (i) in general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023. Under the terms of the settlement, the defendants (including the Company) continue to deny any liability or wrongdoing. The Company does not expect insurers to contribute to the settlement amount.
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the Restatement, and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the proposed settlement is reflected (i) in general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023. The parties filed a final stipulation of settlement in June 2025, which was preliminarily approved by the court in August 2025 and remains subject to final approval. The Company expects to pay the settlement amount before December 31, 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
On May 9, 10 and 18, 2023, three alleged stockholders of Latch stock filed purported class action complaints in the Court of Chancery of the State of Delaware: Kilari v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0509; Subramanian v. TS Innovation Acquisitions Sponsor, LLC, et al., C.A. No. 2023-0514; and Garfield v. Speyer, et al., C.A. No. 2023-0540 (together, the “Merger Lawsuits”). On July 6, 2023, the court consolidated the Merger Lawsuits under the caption In re TS Innovation Acquisitions Sponsor, L.L.C. Stockholder Litigation, No. 2023-0509-LWW (Del. Ch.) and appointed Phanindra Kilari, Subash Subramanian and Robert Garfield as co-lead plaintiffs. The Merger Lawsuits allege that TSIA’s directors and officers, and alleged entity and individual controllers, breached their fiduciary duties by making false or misleading statements in connection with the merger between Latch and TSIA and by approving a merger unfair to TSIA’s stockholders. The Merger Lawsuits include claims for breach of fiduciary duty, unjust enrichment, damages and an award of costs and attorneys’ fees to the putative class. Pursuant to the TSIA Merger Agreement, Latch has agreed to indemnify and hold harmless, to the fullest extent permitted by law, TSIA and each of its directors and officers (present and former) named as defendants in the Merger Lawsuits against any costs or expenses, reasonable attorneys’ fees, losses, damages or liabilities incurred in connection with these actions. In April 2024, Latch and the Sponsor agreed to share the costs of the settlement amount equally. On December 2, 2024, the defendants and lead plaintiffs filed with the court a settlement pursuant to which the defendants agreed to pay the settlement class in the amount of $29.75 million in exchange for the dismissal and release of all claims against the defendants and the Company. The full settlement amount of $29.75 million was paid in January 2025,

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

and the court approved the settlement in July 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Merger Lawsuits. Of the $29.75 million, the Company’s insurers paid $10.0 million and Latch paid $4.875 million. The net amount of the Company’s share of the settlement ($4.875 million) is reflected in general and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed. The Company’s share of the settlement amount of $14.875 million is reflected as accrued expenses on the accompanying Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023. The insurance contribution of $10.0 million is reflected as prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-07473 (the “Gottlieb Action”). The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. At this time, the Company is negotiating a potential settlement and has estimated a potential loss and accrued $0.1 million of expenses on the accompanying Consolidated Balance Sheet as of December 31, 2024. The Company does not believe the allegations are meritorious and intends to vigorously defend against them. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273. The parties agreed to stay the action until 21 days following the resolution of any and all motions to dismiss both the Brennan Action and the Schwartz Action. The parties are in discussions regarding a potential resolution.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of December 31, 2024 and 2023, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2024 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

15.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	December 31, 2024	December 31, 2023
Stock options issued and outstanding	26,436,951	12,516,060
Restricted stock units issued and outstanding	375,640	6,126,062
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
Bank warrant	1,000,000	—
2021 Incentive Award Plan available shares	25,869,878	29,116,354
Total	69,015,770	63,091,777
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
Bank Warrant
On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued the Bank Warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock. The Bank Warrant has an exercise price of $1.25 per share, is exercisable immediately and will expire six years from the date of issuance, or July 15, 2030. Although the Bank Warrant did not meet the liability classification requirements under ASC 480, the presence of a contingent cash settlement feature outside the Company’s control required liability classification under ASC 815. At issuance, the warrant was recorded at its fair value of $0.2 million, as determined by an independent valuation specialist and included in other non-current liabilities, with an equal amount recorded as a reduction of the term loan, non-current on the accompanying Consolidated Balance Sheets. The reduction of the term loan is being amortized to interest expense over the 60-month loan term. The warrant liability is remeasured at fair value each reporting period, with changes recognized in other income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

16.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Year ended December 31,
	2024	2023
Net loss	$(57,596)	$(107,540)

Basic weighted-average common shares(1)	156,652,301	149,634,375	(2)
Effect of dilutive securities	—	—
Diluted weighted-average common shares(1)	156,652,301	149,634,375	(2)
Basic and diluted net loss per common share	$(0.37)	$(0.72)	(2)

(1)The basic and diluted weighted-average common shares exclude (i) the Sponsor Shares and (ii) shares held by Jamie Siminoff, who was the Company’s Chief Strategy Officer, that were subject to a right of repurchase held by the Company.
(2)Amounts have been corrected for the year ended December 31, 2023. See “Correction to Previously Reported Financial Statements” below.
The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	December 31, 2024	December 31, 2023
Stock options	26,436,951	12,516,060
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	3,815,135	19,075,675	(1)
Restricted stock units	375,640	6,126,062
Warrants	16,333,301	15,333,301
Total	47,699,027	53,789,098	(1)

(1)Amount has been corrected as of December 31, 2023. See “Correction to Previously Reported Financial Statements” below.
Correction to Previously Reported Financial Statements
The basic and diluted net loss per share for the year ended December 31, 2023 stated above have been corrected to reflect adjustments in the basic and diluted weighted-average common shares outstanding to exclude 19,075,675 shares held by Jamie Siminoff, who was the Company’s Chief Strategy Officer, that were subject to a right of repurchase held by the Company. According to ASC 260, Earnings per Share, the restricted shares should have been excluded from the basic and diluted weighted average shares outstanding as contingently issuable shares. For the year ended December 31, 2023, the adjustment resulted in a 9,511,706 share decrease in the Company’s basic and diluted weighted average shares outstanding from 159,146,081 to 149,634,375 and an increase of $0.04 in its basic and diluted net loss per common share from $0.68 to $0.72.
The correction does not affect the reported net loss for the year ended December 31, 2023 and is immaterial to the previously issued consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

17.STOCK-BASED COMPENSATION
The components of stock-based compensation expense were as follows:

	Year ended December 31,
	2024	2023
Stock options	$461	$647
Restricted common stock(1)	(2,430)	6,752
Restricted stock units	1,638	11,388
Capitalized costs(2)	(249)	(616)
Total stock-based compensation expense	$(580)	$18,171

(1)See the section entitled “—HDW Acquisition” below.
(2)Included in internally-developed software on the accompanying Consolidated Balance Sheets.
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year ended December 31,
	2024	2023
Cost of revenue	$4	$(20)
Research and development	747	6,528
Sales and marketing	59	1,540
General and administrative(1)	(1,390)	10,123
Total stock-based compensation expense	$(580)	$18,171

(1)The negative general and administrative expense for the year ended December 31, 2024 was due to a $7.4 million reversal of previously recognized expense attributable to the November 2024 repurchase of the Company’s restricted common stock from Mr. Siminoff in connection with his transition from Chief Strategy Officer to an advisory role. See “—November 2024 Executive Transitions” below.
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the Closing of the Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

as determined by the Board. Effective January 1, 2022, 2023 and 2024, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376 and 8,810,007 shares, respectively. As of December 31, 2024, there were 25,869,878 shares available for future grants under the 2021 Plan. Effective January 1, 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 8,241,264 shares.
Stock Options
A summary of the status of stock options as of December 31, 2024, and changes during 2024, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2023	12,516,060	$0.68
Options granted	34,051,867	$0.43
Options exercised	—	$—
Options forfeited	(20,130,976)	$0.42
Options expired	—	$—
Balance at December 31, 2024	26,436,951	$0.56	7	$—
Exercisable at December 31, 2024	12,513,613	$0.68	3	$—

(1)Approximately 3.8 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
During the year ended December 31, 2024, the Company granted 34,051,867 stock options (“Performance Options”) under the Performance Equity Program (defined below) with a weighted-average exercise price of $0.43 per share. The weighted-average grant date fair value of the Performance Options was $0.23, and the weighted-average service period was approximately 5.5 years. No stock options were granted during the year ended December 31, 2023. There were no stock options exercised and no realized tax-related benefits from disqualifying dispositions during the years ended December 31, 2024 and 2023.
As of December 31, 2024, total compensation expense not yet recognized related to unvested stock options was $3.1 million related to the Performance Options granted in 2024, which was expected to be recognized over a weighted-average period of 5.4 years. Stock options granted prior to 2024 (“Legacy Options”) had no material impact on the consolidated financial statements.
The Company records forfeitures as they occur. During the year ended December 31, 2024, 20,128,715 Performance Options and 2,261 Legacy Options were forfeited as a result of employee terminations. See “—November 2024 Executive Transitions” below.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes or Monte Carlo option-pricing models depending on the terms of the award. Both option-pricing models require estimates of highly subjective assumptions, which affect the fair value of each stock option. The Company used the Monte Carlo option-pricing models to determine the fair value and initial vesting period of the Performance Options. The model included 100,000 iterations and various inputs including:

Starting stock price	$0.40
Selected volatility	75%
Risk-free interest rate	3.85%
Dividend yield	0%
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Equity-based
A summary of equity-based RSU activity is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2023	6,126,062	$3.90
Granted	—	$—
Vested and released	(5,655,329)	$3.72
Forfeited	(95,093)	$5.19
Balance at December 31, 2024	375,640	$6.26
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $0.01 million as of December 31, 2024 and will be expensed over a weighted-average period of 0.3 years. In addition, approximately 0.3 million RSUs vested during the year ended December 31, 2024 but were not released upon vesting due to the suspension of the S-8 Registration Statement.
The total fair value of equity-based RSUs vested and released during the years ended December 31, 2024 and 2023 was $0.8 million and $1.9 million, respectively.
Liability-based
Liability-based RSU expense is recognized on a straight-line basis through the vesting date of the RSUs. The Company did not have any liability-based RSUs as of December 31, 2024. For the year ended December 31, 2023, the Company recognized $0.003 million of bonus expense within cost of hardware revenue on the accompanying Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2023, there was no remaining unrecognized expense related to the unvested liability-based RSUs. The Company settled 3,386 liability-based RSUs for $0.003 million in cash for the year ended December 31, 2023. The total fair value of liability-based RSUs vested was less than $0.1 million for the year ended December 31, 2023.
Tax Expense
The tax expense realized in connection with the vesting of RSUs was $3.3 million and $1.3 million for the years ended December 31, 2024 and December 31, 2023, respectively.
Modification of Equity Instruments
During the three months ended March 31, 2023, the Company modified the stock option and RSU awards of five former employees and service providers to extend the post-termination exercise window of 2,647,440 vested options and to accelerate the vesting of 35,150 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.2 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.04 million, offset by the fair value of the new awards of $0.03 million as of the modification date, resulting in a net reversal of $0.004 million to stock-based compensation expense. For the year ended December 31, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.2 million on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended September 30, 2023, the Company commenced a reduction in force (the “July 2023 RIF”). As a result, the Company modified the option and RSU awards of approximately 40 former employees and service providers to extend the post-termination exercise window of 1,003,562 vested stock options and to accelerate the vesting of 702,689 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.05 million for the three and nine months ended September 30, 2023. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. The

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

modification of the unvested RSUs led to the reversal of previously recognized stock-based compensation expense of $0.01 million, offset by the fair value of the new awards of $0.8 million as of the modification date, resulting in a net increase of $0.8 million to stock-based compensation expense for the three and nine months ended September 30, 2023. Additionally, certain former employees and service providers provided service between the date the July 2023 RIF was announced and their later termination date. As a result, the fair value of the new awards was ratably recognized over their remaining service periods, which led to incremental stock-based compensation expense recorded of $0.1 million for the three months ended December 31, 2023. For the year ended December 31, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $1.0 million on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended December 31, 2023, the Company also modified the stock option and RSU awards of three former employees and service providers to extend the post-termination exercise window of 64,292 vested options and to accelerate the vesting of 20,827 unvested RSUs that were improbable of vesting as of the modification date. The modification of the vested options resulted in an increase in stock-based compensation expense of $0.03 million. The modification of the unvested RSUs was treated as a Type III modification in accordance with ASC 718, which is accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. There was no previously recognized stock-based compensation expense recorded for the original awards. The Company recorded the fair value of the new awards of $0.02 million as of the modification date in stock-based compensation expense. For the three months and year ended December 31, 2023, these modifications of vested options and unvested RSUs resulted in a net increase in stock-based compensation expense of $0.05 million on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
In the aggregate, the above modifications had no material impact on the consolidated financial statements for the year ended December 31, 2024 and resulted in a net increase in stock-based compensation expense of $1.3 million on the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.
In connection with Mr. Siminoff’s transition from Chief Strategy Officer to an advisory role, during the three months ended December 31, 2024, the Company modified the terms of a portion of Mr. Siminoff’s restricted common stock. See “—November 2024 Executive Transitions” below.
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
In the post-combination financial statements for the year ended December 31, 2023, $2.8 million of the $21.0 million of Siminoff Shares attributable to post-combination service was recognized as stock-based compensation expense by the Company for the post-combination service rendered. Total unrecognized stock-based compensation expense as of December 31, 2023 was $18.2 million and was expected to be recognized over a period of 3.3 years.
The approximately 6.1 million Consideration Shares issued to holders of HDW preferred stock did not result in the Company’s recognition of any stock-based compensation expense as the Consideration Shares were not subject to any vesting terms.
In total, during the year ended December 31, 2023, the Company recorded $6.8 million in stock-based compensation expense related to the HDW Acquisition, which was allocated to general and administrative expense on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
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
Pursuant to the amended and restated common stock restriction agreement (the “Restated Restriction Agreement”), and in accordance with the terms of the Original Siminoff Stock Restriction Agreement, the Company exercised its repurchase option with respect to 15,260,540 Consideration Shares held by Mr. Siminoff (the “Repurchased Shares”) for $0.00005080 per share (the “Repurchase Price”), or a total payment of $775.24. The Repurchased Shares represent 80% of the 19,075,675 Consideration Shares received by Mr. Siminoff in connection with the HDW Acquisition.
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
The changes to Mr. Siminoff’s restricted common stock were treated as a Type III modification in accordance with ASC 718 and accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. Consequently, the Company reversed $7.4 million of previously recognized stock-based compensation expense upon modification and recognized the modified fair value of approximately $0.3 million from the modification date to the year ended December 31, 2024. The unrecognized stock-based compensation expense related to the Separation Shares was $0.8 million as of December 31, 2024, which was being expensed over a weighted-average period of 2.7 years.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

18.INCOME TAXES
The provision for income taxes consisted of the following:

	Year ended December 31,
	2024	2023
Current
Federal	$—	$—
State	—	—
Foreign	2	30
Total current	2	30
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total provision	$2	$30
The Company’s net deferred tax liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Net operating losses	$141,425	$107,546
Provision for expected credit losses	110	377
Inventory reserves	3,278	3,343
Sales reserves	58	204
Accrued expenses	2,414	6,537
Deferred revenue	8,351	10,242
Unrealized foreign exchange gain/loss	58	55
Stock-based compensation	1,549	5,313
Charitable contributions	19	20
Lease liability	739	711
Fixed assets	223	169
Intangible assets	130	—
Capitalized research and development	15,587	15,431
Disallowed interest expense	139	—
R&D tax credits	343	343
Total deferred tax assets before valuation allowance	174,423	150,291
Valuation allowance	(172,919)	(146,740)
Deferred tax assets net of valuation allowance	1,504	3,551
Deferred commissions	(795)	(916)
Intangible assets	—	(1,914)
Right-of-use asset	(709)	(721)
Total deferred tax liabilities	(1,504)	(3,551)
Deferred tax liabilities, net	$—	$—
As of December 31, 2024, the Company had approximately $30.5 million in gross federal NOL carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $501.1 million in gross federal NOL carryforwards available to offset future taxable income that have an indefinite life. The Company had approximately $462.3 million in gross state NOL carryforwards available to offset future taxable income. Some of these NOLs follow the federal

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Tax Cuts and Job Act of 2017 (the “Jobs Act”) and have an indefinite life, while others have a finite life with various expiration dates.
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
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the three-year periods ended December 31, 2024 and 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.
On the basis of this evaluation, as of December 31, 2024 and 2023, a valuation allowance of $172.9 million and $146.7 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth. For the years ended December 31, 2024 and 2023, the valuation allowance increased $26.2 million and $25.8 million, respectively.
For the years ended December 31, 2024 and 2023, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of acquired NOLs, permanent differences between expenses deductible for financial reporting purposes and state and local income taxes offset by the valuation allowances placed on the Company’s deferred tax assets.
The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	December 31, 2024		December 31, 2023
Income tax expense at federal statutory rate	$(12,095)	21.00%	$(22,577)	21.00%
Permanent items	3,106	(5.39)	2,871	(2.67)
State and local taxes, net of federal taxes	(1,893)	3.29	(4,954)	4.61
Deferred rate changes	(219)	0.38	1,420	(1.32)
Foreign operations	1	—	27	(0.03)
Valuation allowance	10,670	(18.53)	25,828	(24.02)
Other	432	(0.75)	(2,585)	2.40
Income tax expense at effective tax rate	$2	—%	$30	(0.03)%
The Company evaluated the provisions of ASC 740, Income Tax (“ASC 740”), related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefits recognized and measured pursuant to the interpretation under ASC 740 are referred to as “unrecognized tax benefits.” A liability is recognized (or an amount of NOL carryover or tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authorities for a tax position that was not recognized as a result of applying the provisions of ASC 740. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months. The Company includes interest and penalties related to unrecognized tax benefits within income tax expense. There are no interest or penalties relating to tax positions during the years ended December 31, 2024 and 2023.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. As of December 31, 2024, the Company’s tax years for federal tax purposes are still open under statute from December 31, 2021 to present and from December 31, 2020 to present for state returns. Federal and state NOLs are subject to review by taxing authorities in the year utilized.
For tax years beginning after December 31, 2021, the Jobs Act eliminated the option to deduct R&D expenditures in the year incurred and requires the mandatory capitalization and amortization of these expenses over five years for expenditures incurred in the United States and over 15 years for expenditure incurred in a foreign jurisdiction. The Company does not expect this provision to have a material impact on cash paid for income taxes for the foreseeable future due to available NOLs and tax credits.
19.RELATED-PARTY TRANSACTIONS
From time to time, the Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of December 31, 2024 and December 31, 2023, the Company had $0.05 million and $0.02 million, respectively, of receivables, due from these customers, which are included within accounts receivable on the accompanying Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, the Company had $0.01 million and $0.1 million, respectively, of hardware revenue from these customers and $0.1 million and $0.2 million, respectively, of software revenue from these customers, which is included on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
20.RETIREMENT PLAN
The Company has a savings plan pursuant to Section 401(k) of the Code under which all employees meeting eligibility requirements are able to participate. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis. The Company may elect to make discretionary matching and profit-sharing contributions each year as determined annually. The Company made no employer contributions to the savings plan for the years ended December 31, 2024 and 2023.
21.RESTRUCTURING
During 2024, the Company incurred $1.6 million in restructuring costs related to the HelloTech Merger and the restructuring of its engineering team.
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
The Company’s restructuring costs by major cost-type incurred were as follows:

	Year Ended December 31,
	2024	2023
Severance and termination benefits	$1,552	$5,715
Lease abandonment charges	29	97
Total restructuring costs	$1,581	$5,812

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Restructuring costs are recorded on the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
	2024	2023
Cost of revenue	$28	$207
Research and development	761	2,947
Sales and marketing	318	1,650
General and administrative	474	1,008
Total restructuring costs	$1,581	$5,812
The following table summarizes the changes in the accrued restructuring balance, which is included in accrued expenses on the accompanying Consolidated Balance Sheets.

	Severance and Termination Benefits	Lease Abandonment Charges	Total
Balance at December 31, 2022	$226	$—	$226
Restructuring charges	5,715	—	5,715
Payments	(4,640)	—	(4,640)
Balance at December 31, 2023	$1,301	$—	$1,301
Restructuring charges	1,581	29	1,610
Payments	(1,829)	(29)	(1,858)
Balance at December 31, 2024	$1,053	$—	$1,053
Remaining accrual balances as of December 31, 2023 were paid in 2024.
22.SUBSEQUENT EVENTS
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
In May 2025, the Company terminated Mr. Siminoff’s Advisory Services. In connection therewith, the Company repurchased 0.8 million of the Advisory Shares from Mr. Siminoff, with the balance released from the Amended Repurchase Right and the transfer restrictions. All of the Separation Shares remain subject to the Amended Repurchase Option. See Note 17. Stock-Based Compensation.

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
As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on the Company’s current and historical financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 would be restated. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements. As a result, in the 2022 Annual Report, the Company restated those financial statements to correct the errors identified. As further detailed below, the Company identified the Legacy Material Weaknesses (as defined and further described below) related to, among other items: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally-developed software, (v) stock-based compensation, and (vi) errors in certain key performance indicators, including “bookings” and related metrics.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to December 31, 2024, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we initially identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). During 2022, the Company completed multiple reductions in force that impacted approximately 51% of the Company’s full-time employees in addition to the transition of the Company’s Chief Financial Officer in March 2022. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness, which continued to exist as of December 31, 2024, and contributed to additional material weaknesses identified as of December 31, 2022 in the 2022 Annual Report.
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
While management believes these remediation efforts have meaningfully enhanced the Company’s control environment and strengthened the Tone at the Top, the Company cannot conclude this material weakness has been remediated until evidence of the long-term effectiveness of the control environment is available. As a result, management concluded that the Tone at the Top material weakness was not fully remediated as of December 31, 2024.
The additional, previously disclosed material weaknesses that remained as of December 31, 2024 (collectively with Tone at the Top, the “Legacy Material Weaknesses”) are as follows:
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting and based upon the criteria set forth in the COSO Framework. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(b) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended December 31, 2024 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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
Peter Campbell
Mr. Campbell, age 61, has served as a member of our Board since the closing of the Business Combination in June 2021. Mr. Campbell formerly served on the board of Tufin Software Technologies, Ltd., a New York Stock Exchange-listed security policy management company headquartered in Tel Aviv, Israel. Mr. Campbell also serves on the board and as the chairman of the Audit Committee of Dataiku Inc., an AI platform company headquartered in New York. From 2006 to 2019, Mr. Campbell served as Chief Financial Officer of Mimecast Ltd., a Nasdaq-listed company specializing in cloud-based email management, where he also served as a director from 2007 to 2015. He previously served as Chief Financial Officer of SR Telecom Inc. a Nasdaq and Toronto Stock Exchange-listed global broadband wireless systems manufacturer, where he was employed from 2002 to 2006. Prior to that, Mr. Campbell was an auditor at Ernst & Young LLP in Canada in the technology sector. Mr. Campbell is a CPA and holds a Bachelor of Commerce degree and a Graduate Diploma in accounting from the John Molson School of Business at Concordia University in Canada, where he also served as a lecturer. We believe that Mr. Campbell is qualified to serve on our Board due to his extensive financial, operational and investment expertise, including his experience serving as Chief Financial Officer of a publicly traded company and as an auditor at a global accounting firm, as well as his substantial experience serving on the board of directors of publicly traded companies.
Patricia Han
Ms. Han, age 54, has served as a member of our Board since the closing of the Business Combination in June 2021. Ms. Han is Chief Executive Officer of Mistplay, Inc., a mobile gaming platform. Prior to taking that position in September 2024, Ms. Han was an Entrepreneur in Residence at RRE Ventures, a role she started in October 2023. She was the Chief Executive Officer of MyFitnessPal, a health and fitness tracking app, from April 2021 to June 2023. She serves on the board of directors of Empire State Realty Trust, a New York Stock Exchange-listed real estate investment trust company, and is a member of the compensation, finance and nominating and governance committees. She previously served on the board of directors of Nutrisystem, Inc., a Nasdaq-listed leading provider of health and wellness and weight management products and services, from 2018 to 2019. From February 2020 to April 2021, she served as Chief Product Officer of Care.com, the largest U.S. marketplace connecting families and caregivers. From 2017 to 2020, Ms. Han served as Chief Executive Officer of Daily Burn, a leading fitness tech brand. Prior to Daily Burn, Ms. Han served as Chief Product Officer at Dotdash (formerly About.com), one of the largest content publishers on the Internet, from 2013 to 2017. Care.com, Daily Burn and Dotdash are each operating businesses of IAC. Ms. Han also previously served as the Senior Vice President of Product Management at WebMD from 2012 to 2013, and as Vice President of Product Development and General Manager of Commerce for DailyCandy from 2009 to 2012. Her professional experience includes leading product management teams at a variety of technology start-ups including Vindigo, Rave Wireless, and Juno Online Services. She earned her Bachelor of Arts in 1993 from Cornell University. We believe that Ms. Han is qualified to serve on our Board due to her extensive experience as a chief product officer at several technology companies, her significant management, business, and executive leadership experience, and her substantial experience serving on the board of directors of publicly traded companies.

Allen Smith
Mr. Smith, age 68, has served as a member of our Board since the closing of the Business Combination in June 2021. Mr. Smith is the Managing Partner of Mohari Hospitality, a family office-backed investment platform. From 2020 to 2021, he was President of Cadre, a financial technology company that provides individuals and institutions direct access to large commercial real estate properties. Prior to joining Cadre in 2020, Mr. Smith was the President and CEO of Four Seasons Hotels & Resorts from 2013 to 2018, where he oversaw significant growth in the business and financial performance of Four Seasons. Prior to that, Mr. Smith spearheaded Prudential Real Estate Investors’ growth into a global organization as Chief Executive Officer from 2008 to 2013, during which time he also played a substantial role in capital raising efforts. Mr. Smith is a graduate of Cornell University, where he holds an M.S in Hotel/ Motel Administration/ Management and a B.S. in Sociology. We believe that Mr. Smith is qualified to serve on our Board due to his extensive experience in the real estate and hospitality industries and his significant executive leadership, business, and investment experience.
Rob Speyer
Mr. Speyer, age 56, has served as a member of our Board since the closing of the Business Combination in June 2021. Mr. Speyer also served as a member of the board of TSIA before the closing of the Business Combination. He has been the Chief Executive Officer of Tishman Speyer since 2008. Rob has led the firm’s global expansion, doubling its assets under management to more than $65 billion, delivering nearly 70 million square feet of mixed-use development and redevelopment projects globally, and adding more than 13,000 units to its residential portfolio and development pipeline. Today, over 8,000 residents and nearly 1,900 industry-leading customers live and work in Tishman Speyer’s portfolio across 36 markets in the United States, Asia, Europe and Latin America. Mr. Speyer has driven the firm’s diversification strategy, which has included the creation of new business lines, such as housing, industrial, life science, proptech investing, and expansion into new markets. Under Rob’s leadership, Tishman Speyer is also pursuing the next generation of dynamic, large-scale urban neighborhoods through partnerships with institutions such as Harvard University, the San Francisco Giants and Beijing Capital Steel. Mr. Speyer is Co-Chair of the Partnership for New York City and has served as Chair of the Advisory Board of the Mayor’s Fund to Advance New York City across three mayoral administrations. He previously served as the youngest ever Chairman of the Real Estate Board of New York and as Vice Chair of the Shanghai Mayor’s International Business Leaders Advisory Council. Mr. Speyer also serves on numerous Boards and councils for New York City institutions. He is active on the Board of Trustees of New York-Presbyterian, where he serves on the Executive Committee and as Chairman of the Real Estate Committee, and St. Patrick’s Cathedral, where he was Co-Chairman of the Construction Committee overseeing the New York City landmark’s restoration and renovation. We believe that Mr. Speyer is qualified to serve on our Board due to his extensive experience in the real estate industry and his significant executive leadership, business and investment experience.
Andrew Sugrue
Mr. Sugrue, age 36, has served as a member of our Board since the closing of the Business Combination in June 2021. Mr. Sugrue is a Founding Partner at Avenir, a private investment firm. He serves on the board of directors of a number of private companies. Prior to founding Avenir in 2017, Mr. Sugrue worked at Shumway Capital from 2016 to 2017, L Catterton from 2014 to 2016, and Peter J Solomon Company from 2012 to 2014. As a Robertson Scholar, he received a Master of Management Studies from the Fuqua School of Business at Duke University and a B.A. from the Honors Program at the University of North Carolina at Chapel Hill. We believe that Mr. Sugrue is qualified to serve on our Board due to his extensive experience in identifying and investing in category-defining technology companies and his experience serving on the board of directors of numerous private companies.
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
Priyen Patel, Chief Strategy and Legal Officer
Mr. Patel, age 39, was appointed as Chief Strategy and Legal Officer in February 2025. He joined the Company in April 2019 as VP of Legal and most recently served as Senior Vice President, Head of Corporate Strategy, General Counsel and Corporate Secretary. In such role, Mr. Patel has built and led the Company’s legal function and acted as a trusted advisor and leader for the Company and the Board through several critical events, including its initial public offering, the Restatement process and several leadership transitions. Prior to joining the Company, Mr. Patel was an attorney at White & Case LLP, a position he started in May 2018 with a focus on technology transactions and mergers and acquisitions. He previously practiced at Latham & Watkins LLP and Kenyon & Kenyon LLP, focusing on complex commercial litigation and intellectual property law. Mr. Patel provides over a decade of technology-focused legal, business and management experience, and deep institutional knowledge of the Company’s business. Mr. Patel has a Bachelor of Science degree in electrical engineering from the Georgia Institute of Technology and a Juris Doctorate degree from The George Washington University Law School.
Corporate Governance
Corporate Governance Guidelines and Code of Ethics
Our business affairs are managed under the direction of our Board. The Board has adopted Corporate Governance Guidelines, which are reviewed annually, to formalize certain policies and procedures, and a Code of Ethics to prescribe standards for all Latch officers, directors and employees. The Corporate Governance Guidelines and the Code of Ethics are available on Latch’s website via the “Governance” link on https://DOOR.com/investors. We will post any amendments to and waivers of the Code of Ethics on our website to the extent applicable to an executive officer or a director of Latch. The information on our website should not be deemed incorporated in this Form 10-K.
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
Board Committees
The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the standing committees is governed by a charter, all of which are available on Latch’s website via the “Governance” link on https://DOOR.com/investors.

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
•overseeing an annual evaluation of the effectiveness of our Board and its committees; and
•regularly reviewing and suggesting changes, as appropriate, to the Corporate Governance Guidelines and other corporate governance policies and matters.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than ten percent of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on (i) review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC and (ii) written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than ten percent of our common stock were filed on a timely basis during the year ended December 31, 2024.

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
Communications with Directors
The Board has established a process to receive communications from stockholders and other interested parties by mail. Stockholders and other interested parties may contact any member of the Board, any Board committee, or the entire Board by directing correspondence to 1220 N. Price Road, Suite 2, Olivette MO 63132, Attn: Corporate Secretary. The Corporate Secretary will review and forward correspondence to the appropriate person or persons. Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Corporate Secretary considers to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances, and matters as to which we tend to receive repetitive or duplicative communications.

Item 11. Executive Compensation
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
Performance-Based Stock Option Award
On August 11, 2024 (the “Program Effective Date”), the Board approved a performance-based equity incentive program (the “Performance Equity Program”) pursuant to which awards of performance-vesting stock options (“Performance Options”) and PSUs would be granted to Company officers and service providers, and the Company granted Performance Options to certain officers and key service providers.
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

Share Price Threshold	Adjusted Annual Bonus
$1.00	$800,000
$2.00	$1,800,000
$3.00	$2,800,000
$4.00	$3,800,000
$5.00	$4,800,000
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
Pursuant to the Restated Restriction Agreement, and in accordance with the terms of the Original Siminoff Stock Restriction Agreement, the Company exercised its repurchase option with respect to 15,260,540 Repurchased Shares for $0.00005080 per share, or a total payment of $775.24. The Repurchased Shares represent 80% of the 19,075,675 consideration shares received by Mr. Siminoff in connection with the HDW Acquisition (the “Consideration Shares”).
Pursuant to the Restated Restriction Agreement, the 3,815,135 Remaining Shares were subject to transfer restrictions and the Amended Repurchase Option pursuant to which the Company had a right to repurchase the Remaining Shares at the Repurchase Price to the extent not released from the transfer restrictions and the Amended Repurchase Option by the Repurchase Trigger Date.

The Remaining Shares were split into two tranches with different provisions governing their release from the transfer restrictions and the Amended Repurchase Option: the Separation Shares and the Advisory Shares.
The Separation Shares consisted of 2,861,351 shares (representing 75% of the Remaining Shares) releasable from the transfer restrictions and the Amended Repurchase Option in equal tranches as follows:
i.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $1.00;
ii.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $2.00 ;
iii.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $3.00 ;
iv.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $4.00 ; and
v.20% of the Separation Shares would be released when the Threshold Price is equal to or exceeds $5.00.
The Restated Restriction Agreement also includes provisions governing the impact of a change in control on the release of certain Separation Shares.
The Advisory Shares consisted of 953,784 shares (representing 25% of the Remaining Shares) releasable from the transfer restrictions and the Amended Repurchase Option as follows:
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
iii.In the event of a Termination for Cause, subject to notice requirements, the Amended Repurchase Option would immediately apply to all of the Advisory Shares as of the Advisory Termination Date, and the Company would be deemed to have automatically exercised such Amended Repurchase Option with respect thereto.
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

Based on input from the Compensation Committee’s independent compensation consultant, we have instituted the following 2024 annual compensation program for our non-employee directors.

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
See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of October 31, 2025 by:
•each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
•each of our 2024 NEOs and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including (i) options and warrants that are currently exercisable or exercisable within 60 days of October 31, 2025 and (ii) RSUs that are vested and have not been released or are scheduled to vest within 60 days of October 31, 2025. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Latch, Inc., 1220 N. Price Rd, Suite 2, Olivette, Missouri 63132.
The beneficial ownership of our common stock is based on 164,034,812 shares of common stock issued and outstanding as of October 31, 2025. The information is based on Form 3s, Form 4s, Form 5s, Schedule 13Ds, Schedule 13Gs and Schedule 13G/As filed through October 31, 2025.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Entities affiliated with Avenir Latch Investors, LLC(1)	21,435,551	13.1%
Entities affiliated with Lux Ventures IV, L.P.(2)	11,312,962	6.9%
TS Innovation Acquisitions Sponsor, L.L.C.(3)	12,713,334	7.5%
Pan-Am Equities Inc.(4)	10,855,580	6.6%
Directors and Named Executive Officers:
Jamie Siminoff(5)	3,036,170	1.9%
Peter Campbell	136,946	*
Patricia Han	164,495	*
Raju Rishi	189,435	*
J. Allen Smith	285,650	*
Robert J. Speyer(6)	13,087,185	7.7%
Andrew Sugrue(7)	21,603,077	13.2%
Jason Keyes	—	—
Marc Landy	—	—
Jason Mitura(8)	—	—
Directors and executive officers as a group (nine individuals)(9)	36,197,735	21.8%

*    Less than one percent
(1)Based on a Schedule 13D filed June 14, 2021. Avenir Latch Investors, LLC (“Avenir”) is the record holder of 7,901,893 shares of common stock. Avenir Latch Investors II, LLC is the record holder of 6,981,953 shares of common stock. Avenir Latch Investors III, LLC is the record holder of 6,551,705 shares of common stock. Avenir Management Company, LLC is the manager of each of Avenir Latch Investors, LLC, Avenir Latch Investors II, LLC and Avenir Latch Investors III, LLC. Avenir Management Company, LLC is controlled by an investment committee made up of James M. Reynolds, IV and Andrew Sugrue. As a result, each of Avenir

Management Company, LLC and Messrs. Reynolds and Sugrue may be deemed to share beneficial ownership over the securities. The address for these entities and individuals is c/o Avenir Management Company, LLC, 135 Fifth Avenue, 7th Floor, New York, New York 10010.
(2)Based on a Schedule 13G/A filed February 14, 2022. Lux Ventures IV, L.P. (“LVIV”) is the record holder of 7,228,469 shares of common stock. Lux Co-Invest Opportunities, L.P. (“LCIO”) is the record holder of 4,084,493 shares of common stock. Lux Venture Partners IV, LLC (“LVP”) is the general partner of LVIV and exercises voting and dispositive power over the shares held by LVIV. Lux Co-Invest Partners, LLC (“LCP”) is the general partner of LCIO and exercises voting and dispositive power over the shares held by LCIO. Lux Capital Management, LLC (“LCM”) serves as the investment manager for each of LVP and LCP and, as such, may be deemed to share voting and dispositive power for the shares held by each of LVIV and LCIO. Peter Hebert and Josh Wolfe are the sole managers of LVP and LCP and may be deemed to share voting and dispositive power for the shares held by each of LVIV and LCIO. Peter Hebert and Josh Wolfe are the sole managers of Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC and may be deemed to share voting and dispositive power for the shares held by each of Lux Ventures IV, L.P. and Lux Co-Invest Opportunities, L.P. As a result of the foregoing, for purposes of Rule 13d-3 under the Exchange Act, (i) each of LCM, Mr. Hebert and Mr. Wolfe may be deemed to beneficially own 11,312,962 shares of common stock of Latch, (ii) LVP may be deemed to beneficially own 7,228,469 shares of common stock held directly by LVIV, and (iii) LCP may be deemed to beneficially own 4,084,493 shares of common stock held directly by LCIO. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway 11th Floor, New York, New York 10010.
(3)Based on a Schedule 13D filed by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) on September 20, 2021. Consists of (a) 7,380,000 shares of common stock and (b) 5,333,334 shares of common stock issuable upon exercise of the Private Placement Warrants. The Sponsor is the record holder of such shares of common stock. The sole manager of the Sponsor is Tishman Speyer. The general partner of Tishman Speyer is Tishman Speyer Properties, Inc. (“Tishman Speyer GP”). Robert J. Speyer, Chairman and Chief Executive Officer of TSIA prior to the Business Combination and a member of the Board since the Business Combination, and Jerry I. Speyer are the co-trustees of a voting trust that holds all voting common stock in Tishman Speyer GP and therefore may be deemed to share voting and investment power with respect to the securities reported herein. Each of the reporting persons disclaims any beneficial ownership of the securities reported herein, except to the extent of any pecuniary interest therein. The address for these entities and individuals is Rockefeller Center, 45 Rockefeller Plaza, New York, New York 10111.
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
(5)Consists of (a) 2,861,351 shares of common stock Mr. Siminoff holds that are Separation Shares subject to the Company’s Amended Repurchase Option, as described in Part III, Item 11. “Executive Compensation—Potential Payments upon Termination or Change in Control,” and (b) 174,819 shares of common stock held directly by Mr. Siminoff.
(6)Consists of (a) 161,464 shares of common stock held directly by Mr. Speyer, (b) the shares of common stock identified in footnote (3) above, (c) 49,164 shares of common stock held by Madison Rock Investment, L.P. and (d) 163,223 shares of common stock held by Innovation Club Latch Holding, L.L.C. Speyer GP Holdings, LLC is the general partner of Madison Rock Investment, L.P., which is the managing member of Innovation Club Latch Holding, L.L.C. Mr. Speyer is the managing member of Speyer GP Holdings, LLC. As a result, Mr. Speyer may be deemed to share beneficial ownership over the shares of common stock held by Madison Rock Investment, L.P. and Innovation Club Latch Holding, L.L.C. but disclaims beneficial ownership except to the extent of his pecuniary interest therein. The address for these entities and Mr. Speyer is Rockefeller Center, 45 Rockefeller Plaza, New York, New York 10111.
(7)Consists of (a) 167,526 shares of common stock held directly by Mr. Sugrue and (b) the shares of common stock identified in footnote (1) above. Avenir Management Company, LLC is the investment advisor and manager of each of Avenir Latch Investors, LLC, Avenir Latch Investors II, LLC, and Avenir Latch Investors III, LLC. Avenir Management Company, LLC is controlled by an investment committee comprised of Mr. Sugrue and Jamie Reynolds. As a result, Mr. Sugrue may be deemed to share beneficial ownership over the shares of common stock represented herein.

(8)Mr. Mitura ceased to be an executive officer of the Company on November 26, 2024 and held no common stock or outstanding equity incentive plan awards as of October 31, 2025.
(9)Consists of shares beneficially owned by the members of our Board, Mr. Lillis, Mr. Mayfield and Mr. Patel. Includes (a) 5,333,334 shares of common stock issuable upon exercise of the Private Placement Warrants and the following shares held by our directors and executive officers as a group: 92,355 shares of common stock subject to settlement of vested RSUs and 327,597 shares of common stock subject to exercisable options.

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

Share Price Threshold	Adjusted Annual Bonus
$1.00	$800,000
$2.00	$1,800,000
$3.00	$2,800,000
$4.00	$3,800,000
$5.00	$4,800,000
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
On November 24, 2023, the Board approved the Siminoff Compensation Adjustment (described below) (i) in recognition of the extended Restatement process and (ii) because the Company was, due to applicable securities rules and regulations, unable to award equity compensation to Mr. Siminoff pending completion of the Restatement and delinquent periodic reports. Pursuant to the Siminoff Compensation Adjustment, which was effective as of November 1, 2023, Mr. Siminoff received additional annualized cash compensation of $1,550,000, payable in semi-monthly installments, through his December 31, 2024 separation date. Mr. Siminoff continued to receive his base salary (for total annualized compensation of $1,750,000) but was not eligible to receive any annual corporate bonus, including the annual bonus required by the Siminoff Employment Agreement, while the Siminoff Compensation Adjustment was in effect.
Siminoff Stock Restriction Agreement
In connection with the HDW Acquisition, the Company and Jamie Siminoff entered into the Original Siminoff Stock Restriction Agreement. Pursuant to the Original Siminoff Stock Restriction Agreement, in the event Mr. Siminoff ceased to be an employee of the Company prior to July 3, 2028, the Company had the right to repurchase, for nominal consideration, all of Mr. Siminoff’s Consideration Shares that had not already been released from transfer restriction, subject to certain exceptions. Upon an exit (as defined in the Original Siminoff Stock Restriction Agreement, an “Exit”), his Shares would accelerate in an amount equal to the greater of (i) the number of Consideration Shares to which he was entitled pursuant to the Share Price Thresholds (with linear interpolation of Shares based on the 60 trading day VWAP as of the date of Exit) and (ii) the number of Consideration Shares equal to the product of (a) his total Consideration Shares multiplied by (b) the quotient of (x) the number of calendar days between July 3, 2023 and his Exit divided by (y) 1,825; provided, however, that in no event would the number of Mr. Siminoff’s Consideration Shares that accelerate in connection with an Exit be less than 40% of the total number of his Consideration Shares.
On November 18, 2024, Mr. Siminoff and the Company entered into a Separation and Advisory Agreement and Release, pursuant to which the Company and Mr. Siminoff agreed to amend and restate the Original Siminoff Stock Restriction Agreement. Pursuant to the Restated Restriction Agreement, (i) the Company exercised its repurchase option with respect to 15,260,540 shares, or 80% of the Consideration Shares held by Mr. Siminoff, and (ii) the 3,815,135 Consideration Shares that were not repurchased by the Company were subject to transfer restrictions and the Amended Repurchase Option pursuant to which the Company had a right to repurchase such remaining shares. See Part I, Item 1. “Business—2024 Business Update” and Note 17. Stock-Based Compensation, in Part II, Item 8. “Financial Statements.”
Mr. Siminoff served in an advisory role from his separation date through May 2025. In connection with the termination of the advisory services, the Company repurchased 0.8 million of the Consideration Shares from Mr. Siminoff, and 0.2 million were released from the Amended Repurchase Right and transfer restrictions. All of the 2.9 million remaining Separation Shares continue to be subject to the Amended Repurchase Option.
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
Commercial Agreements
During the years ended December 31, 2023 and December 31, 2024, we sold hardware and software in the ordinary course of business to properties owned by affiliates of Tishman Speyer for approximately $0.3 million and $0.1 million, respectively. For the three and nine months ended September 30, 2025, these properties purchased approximately $0.03 million and $0.09 million, respectively. We charge market rates for products and services, and we believe the commercial arrangements with these customers were entered into on an arm’s-length basis.
During the three months ended June 30, 2024, HelloTech entered into an agreement pursuant to which it would provide installation services to a third party customer (the “Install Customer”). During the three months ended December 31, 2024, an affiliate of Avenir became a 13% stockholder of the Install Customer, with a representative on the Install Customer’s board of directors. During the year ended December 31, 2024 and the nine months ended September 30, 2025, HelloTech received approximately $0.3 million and $0.9 million, respectively, in revenues from the Install Customer, providing approximately 90% of the Install Customer’s installations. HelloTech charges market rates to the Install Customer, and the agreement was entered into on an arm’s-length basis prior to both (i) the HelloTech Acquisition and (ii) Avenir’s investment in the Install Customer.
Ownership in Managed Properties
Mr. Siminoff is a limited partner in 14 entities owning properties (the “DPM Customers”) that were formerly managed by Broadway and, as a result of the Property Management Acquisitions, have been managed by DPM since early 2024. In 2024, these DPM Customers paid a total of $1.2 million (gross) in various fees and costs to DPM, $0.3 million of which represents property management fees, with the remainder representing operational costs of the properties. Mr. Siminoff owns an average of 43% of the equity in the DPM Customers, ranging from 4% to 97%. Given that the properties owned by the DPM Customers have been cash flow positive since Mr. Siminoff’s ownership therein, Mr. Siminoff has not historically been required to contribute to any fee payments to Broadway or DPM.
Consulting Arrangement
We employed Mr. Mitura as Chief Product Officer between August 16, 2024 and November 26, 2024. Between January 1, 2024 and August 16, 2024, and again between November 26, 2024 and March 23, 2025, Mr. Mitura provided consulting services to the Company through his related entity. We paid the entity approximately $0.7 million for such services in 2024, as disclosed in Part III, Item 11, “Executive Compensation,” and paid the entity approximately $0.7 million in 2025. The consulting arrangement terminated on March 23, 2025.
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
Director Independence
See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services
Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees
The following tables presents fees for professional services rendered by Deloitte & Touche LLP (“Deloitte”), our former independent registered public accounting firm, and BDO USA, P.C. (“BDO”), our current independent registered public accounting firm, for the years subject to audit:

	Year ended December 31,
	2024(1)	2023(2)
Audit fees(3)	$882,000	$5,171,110
Audit-related fees(4)	—	—
Tax fees(5)	—	—
All other fees(6)	—	—
Total	$882,000	$5,171,110
(1)The Company engaged BDO as its independent accounting firm for the fiscal year ending December 31, 2024 on April 4, 2025.
(2)Deloitte was the Company’s independent accounting firm until April 4, 2025.
(3)Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of interim financial information and services that only the independent auditors can reasonably provide, such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents) and consultation on significant accounting matters.
(4)We did not incur any audit-related fees for the years ended December 31, 2024 and 2023.
(5)We did not incur any tax fees for the years ended December 31, 2024 and 2023.
(6)We did not incur any other fees for the years ended December 31, 2024 and 2023.
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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Specimen Common Stock Certificate.	S-1/A	4.2	10/30/2020
4.2	Specimen Warrant Certificate.	S-1/A	4.3	10/30/2020
4.3	Warrant Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as Warrant Agent.	8-K	4.1	11/13/2020
4.4	Description of the Registrant’s Securities.	10-K	4.4	12/19/2024
4.5	Form of Promissory Note.	8-K	4.1	5/16/2023
4.6	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
4.7	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1	Amended and Restated Registration Rights Agreement, dated as of June 4, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch named therein.	8-K	10.1	6/10/2021
10.2†	Latchable, Inc. 2014 Stock Incentive Plan.	S-4	10.12	3/10/2021
10.3†	Latch, Inc. 2016 Stock Plan.	S-4	10.13	3/10/2021
10.4†	Latch, Inc. 2021 Incentive Award Plan.	S-8	99.1	8/09/2021
10.5†	Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	10.8	6/10/2021
10.6†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8-K	10.9	6/10/2021
10.7	Letter Agreement, dated as of January 24, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch.	S-4	10.9	3/10/2021
10.8	Form of Subscription Agreement.	S-4	10.11	3/10/2021
10.9	Form of Indemnification Agreement.	S-4/A	10.15	3/30/2021
10.10	Investment Management Trust Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as trustee.	8-K	10.2	11/13/2020
10.11†	Employment Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.1	5/16/2023
10.12†	Stock Restriction Agreement, dated as of May 15, 2023, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	5/16/2023

10.13	Registration Rights Agreement, dated as of July 3, 2023, by and among Latch, Inc. and the other parties thereto.	8-K	10.1	7/03/2023
10.14†	Employment Agreement, dated as of July 3, 2023, by and between Latch, Inc. and David Lillis.	8-K	10.1	7/10/2023
10.15*†	Amended and Restated Agreement for Interim Management Services by and between AP Services, LLC and the Company, dated January 10, 2023.	10-K	10.25	12/19/2024
10.16*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024
10.17†	Form of Performance-Based Option Agreement.	8-K	10.1	8/13/2024
10.18†	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	10.2	8/13/2024
10.19†	Employment Agreement, dated as of August 16, 2024, by and between Latch, Inc. and Jason Mitura.	8-K	10.3	8/13/2024
10.20†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.21†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.22*†	Separation and Transition Agreement and Release, dated as of November 26, 2024, by and between Latch Systems, Inc. and Jason Mitura.	8-K	10.1	11/27/2024
10.23†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.24†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.25†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
14.1	Code of Business Conduct and Ethics of Latch, Inc.	10-K	14.1	12/19/2024
16.1	Letter from Deloitte & Touche LLP dated April 9, 2025.	8-K	16.1	4/09/2025
19.1	Amended and Restated Insider Trading Compliance Policy	10-K	19.1	3/26/2025
21.1	List of Subsidiaries of Latch, Inc (filed herewith).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Latch, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	97.1	12/19/2024
101
The following financial information from Latch, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

Signature	Title	Date

/s/ David Lillis	Chief Executive Officer	November 5, 2025
David Lillis	(Principal Executive Officer)

/s/ Jeff Mayfield	Chief Financial Officer	November 5, 2025
Jeff Mayfield	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Campbell	Director	November 5, 2025
Peter Campbell

/s/ Patricia Han	Director	November 5, 2025
Patricia Han

/s/ Raju Rishi	Director	November 5, 2025
Raju Rishi

/s/ J. Allen Smith	Director	November 5, 2025
J. Allen Smith

/s/ Robert J. Speyer	Director	November 5, 2025
Robert J. Speyer

/s/ Andrew Sugrue	Director	November 5, 2025
Andrew Sugrue