Form 10-Q
period 2025-03-31
Latch, Inc.
filed 2026-01-13
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(314) 227-1100

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of January 12, 2026, there were 164,257,801 shares of the registrant’s common stock outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”), titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:
•our ability to remediate the material weaknesses we identified in our internal control over financial reporting or other findings in the Company’s 2022-2023 internal investigation, and the timing of such remediation;
•the performance of the Company’s stock, particularly given the limited liquidity and depressed trading prices of the Company’s common stock as a result of delisting of the Company’s securities from The Nasdaq Stock Market LLC;
•whether the Company’s common stock and warrants, which are trading on OTC Markets Group Inc.’s (“OTC”) Expert Market (the “OTC Expert Market”), may remain on the OTC Expert Market rather than be listed on the OTCQX, OTCQB or OTC Pink markets;
•developments in the pending stockholder class action and derivative complaints or other legal proceedings;
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
•our ability to create, acquire and protect intellectual property;
•our ability to successfully identify, complete, integrate and realize synergies from acquisitions, including the ability to retain key personnel from such acquisitions; and
•the potential adverse impact of any future acquisitions, including the potential increase in risks already existing in our operations, poor performance or decline in value of acquired businesses and unexpected costs or liabilities that may arise from any future acquisitions.
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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents(1)	$58,717	$70,203
Available-for-sale securities	5,952	5,187
Accounts receivable, net	12,524	9,864
Inventories, net current	19,445	14,376
Prepaid expenses and other current assets	14,998	30,523
Total current assets	111,636	130,153
Property and equipment, net	951	1,073
Internally-developed software, net	9,616	10,748
Inventories, net non-current	14,022	16,082
Goodwill	30,205	30,205
Intangible assets, net	2,551	2,584
Other non-current assets	5,161	5,579
Total assets	$174,142	$196,424
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,050	$7,821
Accrued expenses	28,570	35,066
Deferred revenue, current	11,173	11,900
Current portion of long-term debt	1,314	1,314
Other current liabilities	646	1,092
Total current liabilities	47,753	57,193
Deferred revenue, non-current	19,665	21,282
Long-term debt	4,302	4,515
Other non-current liabilities	2,252	2,251
Total liabilities	73,972	85,241
Commitments and contingencies (see Note 15)
Stockholders’ equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 164,087,277 and 164,087,277 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively(2)	19	19
Treasury stock	(1)	(1)
Additional paid-in capital	770,113	769,866
Accumulated other comprehensive income	11	21
Accumulated deficit	(669,972)	(658,722)
Total stockholders’ equity	100,170	111,183
Total liabilities and stockholders’ equity	$174,142	$196,424

(1)Amount presented as of March 31, 2025 includes $14.0 million of cash required for a purchase of securities executed during the three months ended March 31, 2025 but that was not deducted from the Company’s accounts until April 2025. See Note 13. Accrued Expenses.
(2)Shares issued and outstanding as of March 31, 2025 and December 31, 2024 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024

Revenue
Hardware	$4,037	$4,643
Software	5,159	5,037
Professional services	6,578	2,355
Total revenue	15,774	12,035
Cost of revenue(1)
Hardware	3,303	3,025
Software	551	357
Professional services	4,441	2,199
Total cost of revenue	8,295	5,581
Operating expenses
Research and development	5,633	4,201
Sales and marketing	3,535	2,499
General and administrative	7,931	11,849
Depreciation and amortization	1,522	1,896
Total operating expenses	18,621	20,445
Loss from operations	(11,142)	(13,991)
Other (expense) income, net
Interest (expense) income, net	(135)	446
Change in fair value of warrant liability	(37)	(54)
Other income (expense), net	64	(36)
Total other (expense) income, net	(108)	356
Loss before income taxes	(11,250)	(13,635)
Provision for income taxes	—	2
Net loss	$(11,250)	$(13,637)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(14)	(35)
Foreign currency translation adjustment	4	6
Comprehensive loss	$(11,260)	$(13,666)
Net loss per common share:
Basic and diluted net loss per common share	$(0.07)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	160,272,142	156,386,470

(1)Exclusive of depreciation and amortization shown in operating expenses.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Three months ended March 31, 2024
	Common Stock(1)		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2024	175,462	$19	$770,196	$—	$48	$(601,126)	$169,137
Stock-based compensation	—	—	2,119	—	—	—	2,119
Foreign currency translation adjustment	—	—	—	—	6	—	6
Unrealized loss on available-for-sale securities	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(13,637)	(13,637)
March 31, 2024	175,462	$19	$772,315	$—	$19	$(614,763)	$157,590

	Three months ended March 31, 2025
	Common Stock(1)		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2025	164,087	$19	$769,866	$(1)	$21	$(658,722)	$111,183
Stock-based compensation	—	—	247	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	4	—	4
Unrealized loss on available-for-sale securities	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(11,250)	(11,250)
March 31, 2025	164,087	$19	$770,113	$(1)	$11	$(669,972)	$100,170

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024

Operating activities
Net loss	$(11,250)	$(13,637)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,522	1,896
Non-cash interest income	(74)	(666)
Change in fair value of warrant liability	37	54
Realized loss on available-for-sale securities	—	1
Unrealized (income) loss on marketable securities	(12)	82
Loss on disposal of fixed assets	—	206
Provision for expected credit losses, net of recoveries	38	(199)
Provision for credit losses on contract assets	(9)	(92)
Stock-based compensation expense	251	2,070
Changes in assets and liabilities (excluding effects of acquisition)
Accounts receivable	(2,698)	(1,602)
Inventories, net	(3,009)	2,487
Prepaid expenses and other current assets	15,534	(2,416)
Other non-current assets	610	(86)
Accounts payable	(1,766)	(1,156)
Accrued expenses	(6,495)	(17,083)
Deferred revenue	(2,344)	(1,923)
Other current liabilities	(446)	632
Other non-current liabilities	(26)	332
Net cash used in operating activities	(10,137)	(31,100)
Investing activities
Purchase of available-for-sale securities	(4,255)	(3,669)
Proceeds from sales and maturities of available-for-sale securities	3,562	50,374
Business acquisition, net of cash acquired	—	(580)
Purchase of property and equipment	—	(10)
Capitalized internally-developed software	(242)	(953)
Net cash (used in) provided by investing activities	(935)	45,162
Financing activities
Repayment of term loan	(223)	—
Net cash used in financing activities	(223)	—
Effect of exchange rate on cash	(191)	(137)
Net change in cash and cash equivalents	(11,486)	13,925
Cash and cash equivalents
Beginning of period	70,203	94,675
End of period	$58,717	$108,600
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software(1)	$(4)	$49
Net assets acquired as part of business acquisitions	$—	$328

(1)Capitalized amounts are presented net of costs related to discontinued projects.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

1.DESCRIPTION OF BUSINESS
Latch, Inc. (collectively with its subsidiaries, the “Company”) is a technology company delivering an integrated ecosystem of hardware, software and services designed to enhance operations and experiences within buildings, primarily serving the multifamily rental market.
In August 2025, the Company rebranded as DOOR, although its legal name remains Latch, Inc. In connection with the rebrand to DOOR, Latch Systems, Inc., the Company’s primary operating entity and a wholly-owned subsidiary, changed its name to DOOR Systems, Inc (“Legacy Latch,” “Latch Systems” or “DOOR Systems,” as the context requires). The Company, referred to herein interchangeably as “Latch” or “DOOR,” operates as one reportable segment.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, which are included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s accounting policies since December 31, 2024, as described in Note 2. Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements” in the 2024 Annual Report.
3.SEGMENT REPORTING
As of March 31, 2025, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the Chief Executive Officer. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 reflect the one reportable segment.
Geographic Information
The Company’s revenues are primarily generated in the United States. Revenues outside of the United States were approximately $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The Company does not have any long-lived assets located outside the United States.
4.ACQUISITIONS
During 2024, the Company completed several acquisitions to expand its service offerings and operational capabilities, including the acquisition of substantially all of the assets of the property management divisions of The Broadway Company and Boston Realty Advisors (collectively, the “Property Management Acquisitions”) and the merger with HelloTech, Inc. (“HelloTech” and, such merger, the “HelloTech Merger”). These transactions were accounted for as business combinations under Accounting Standards Codification (“ASC”) 805, Business Combinations. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the three months ended March 31, 2024, as if the Property Management Acquisitions and the HelloTech Merger had been consummated on January 1, 2024.

Three Months Ended March 31, 2024
Total revenue	$17,902
Net loss	$(15,145)
The supplemental pro forma financial information presented above is not necessarily indicative of the results of operations that would have been achieved had the acquisitions occurred on January 1, 2024, nor is it indicative of future operating results. The supplemental pro forma financial information does not reflect potential cost savings, operating synergies or other efficiencies that may result from the acquisitions.
The Company completed its acquisition accounting for the 2024 acquisitions as of December 31, 2024. No material measurement-period adjustments were recorded during the three months ended March 31, 2025, and the Company does not expect to record any additional measurement-period adjustments related to these acquisitions.
5.REVENUE
The Company currently generates its revenue from three primary sources: (1) sales of hardware devices, (2) licenses of software products and (3) professional services.
Hardware
The Company generates hardware revenue primarily from the sale of its portfolio of devices. The Company sells hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through its channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when there is evidence a contract exists and control of the hardware has been transferred to the customer. The Company has determined that control transfers to a customer when hardware is shipped, as the Company’s standard delivery terms are Free on Board (“FOB”) Shipping Point. Certain customers may request FOB Destination, in which case control transfers to the customer upon delivery to the requested destination.
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three months ended March 31, 2025 and 2024, the reserve recorded for hardware warranties

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

was approximately 3% and 3%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three months ended March 31, 2025 and 2024, the allowance for returns resulted in a recovery of revenue of $0.04 million and $0.1 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts are provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $0.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
The SaaS licenses provided by the Company are considered stand-ready performance obligations where customers benefit from the services evenly throughout the service period. Revenue generally is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Professional Services
The Company generates professional services revenue in three primary ways: (i) by facilitating smart access hardware installation and activation to multifamily building customers, (ii) through fees generated by installation and other services performed through the HelloTech platform, and (iii) through property management services performed by its subsidiary, Door Property Management, LLC (“DPM”), for its multifamily building customers.
The Company provides smart access hardware installation and activation services to select customers. The revenues associated with these services are recognized over time based on a percentage of the installation completed and represent a transfer of services to a customer under contract.
Through the HelloTech platform, a network of independent contractors provides in-home technology services and support such as installation, repair and troubleshooting. Orders placed through the HelloTech platform are recognized as revenue as services are completed over time. Customers may purchase a HelloTech subscription for discounted in-home services. Subscription revenues are recognized ratably over the subscription term.
DPM provides property management services, including operating DPM customers’ buildings, which involves maintenance and repair, construction management, leasing and administrative services, typically pursuant to a property management agreement with an annual term. Property management service revenues are recognized ratably over the service period.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided and the related timing of revenue recognition:

	Three Months Ended March 31,
	2025	2024
Point-in-time revenue:
Hardware	$4,037	$4,643
Total point-in-time revenue	$4,037	$4,643
Period-of-time revenue:
Software	$5,159	$5,037
Hardware installation and activation services	1,828	2,189
HelloTech in-home services	3,636	—
Property management services	1,111	163
Other	3	3
Total period-of-time revenue	11,737	7,392
Total revenue	$15,774	$12,035
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2025	$3,117
Additions to deferred contract costs	—
Amortization of deferred contract costs	(107)
Balance as of March 31, 2025	$3,010
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

6.ACCOUNTS RECEIVABLE, NET AND CONTRACT BALANCES
The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset.
Accounts Receivable, Net
The opening and closing balances of accounts receivable, net is as follows:

	March 31, 2025	December 31, 2024
Balance at beginning of the year	$9,864	$6,001
Ending balance	12,524	9,864
Change	$2,660	$3,863
The Company recognizes an accounts receivable allowance based on estimates of expected credit losses. The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three Months Ended March 31,
	2025	2024
Balance as of beginning of period	$96	$496
Provision for expected credit losses	65	99
Recoveries	(23)	(298)
Write-offs charged against the allowance	(19)	(192)
Balance as of end of period	$119	$105
Contract Balances
The opening and closing balances of contract assets (unbilled receivables) are as follows:

	March 31, 2025	December 31, 2024
Balance at beginning of the year	$4,074	$5,942
Ending balance	2,734	4,074
Change	$(1,340)	$(1,868)
The difference between the opening and closing balances of the Company’s contract assets (unbilled receivables) primarily results from timing differences between the Company’s performance and the Company’s invoicing as well as the number of active installation projects.
The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	March 31, 2025	December 31, 2024
Balance at beginning of the year	$33,182	$39,579
Ending balance	30,838	33,182
Change	$(2,344)	$(6,397)
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily relates to a shift from multi-year contracts billed upfront to contracts billed on an annual basis resulting in less deferred revenue being added upon invoice date.
The Company recognized $4.4 million and $4.4 million of prior year deferred software revenue during the three months ended March 31, 2025 and 2024, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Contract liabilities (deferred revenue) consisted of the following:

	March 31, 2025	December 31, 2024
Revenue	$13,421	$14,419
Interest expense	(2,248)	(2,519)
Total current deferred revenue	$11,173	$11,900

Revenue	$23,872	$25,990
Interest expense	(4,207)	(4,708)
Total non-current deferred revenue	$19,665	$21,282
7.INVESTMENTS
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
The Company’s marketable securities by security type are summarized as follows:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$5,951	$1	$5,952
Total available-for-sale securities	$5,951	$1	$5,952

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$5,184	$3	$5,187
Total available-for-sale securities	$5,184	$3	$5,187
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of March 31, 2025
	Amortized Cost	Estimated Fair Value
Due in less than one year	$5,951	$5,952
Due in one to five years	—	—
Total investments	$5,951	$5,952

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in less than one year	$5,184	$5,187
Due in one to five years	—	—
Total investments	$5,184	$5,187

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
•the financial condition, credit quality and near-term prospects of the investee; and
•whether it is more likely than not that the Company will be required to sell the investment prior to recovery.
As of March 31, 2025, the Company had not identified any impairment indicators in its investments.
For the three months ended March 31, 2025, the Company received $3.6 million of proceeds from maturities and call redemptions. For the three months ended March 31, 2024, the Company received $50.4 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. Gains and losses are determined using the specific identification method, whereby realized gains and losses are calculated based on the historical cost of the specific available-for-sale securities sold, matured or redeemed.
Investment in Private Company
The Company holds an equity investment in a privately held company consisting of 654,000 shares of common stock. The investment does not have a readily determinable fair value and is accounted for under the measurement alternative in accordance with ASC 321, Equity Securities. Accordingly, the investment is carried at cost, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, less any impairment. See Note 8. Fair Value Measurements and Concentrations of Credit Risk.
8.FAIR VALUE MEASUREMENTS AND CONCENTRATIONS OF CREDIT RISK
Fair Value Measurements
The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of March 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash	$3,279	$—	$—	$3,279
Money market funds and other cash equivalents	—	55,438	—	55,438
Total cash and cash equivalents	3,279	55,438	—	58,717
Available-for-sale securities	2,140	3,812	—	5,952
Investment in private company	—	—	954	954
Total assets	$5,419	$59,250	$954	$65,623

Liabilities
Warrant liability	$—	$67	$—	$67
Total liabilities	$—	$67	$—	$67

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
The Company’s investments in cash, money market funds and other cash equivalents that are highly liquid and low-risk have been classified as Level 1 as they are valued utilizing quoted prices (unadjusted) in active markets for identical assets. Investments in other cash equivalents that are not active are classified as Level 2. Investments in asset-backed securities, commercial paper, corporate bonds and U.S. Government debt securities that are valued using quoted prices in less active markets or other directly or indirectly observable inputs are classified as Level 2. Fair values of corporate bonds and U.S. Government debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources for the reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments, if available.
As of March 31, 2025 and December 31, 2024, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
During the three months ended March 31, 2025, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three months ended March 31, 2025.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities. See Note 7. Investments.
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of March 31, 2025, the Company had one customer that accounted for $7.5 million, or 59%, of gross accounts receivable. As of December 31, 2024, the Company had two customers that accounted for $4.8 million and $1.3 million, or 48% and 13%, respectively, of gross accounts receivable. As of March 31, 2025 and December 31, 2024, the Company had one customer that accounted for $1.7 million and $3.2 million, or 63% and 78%, respectively, of unbilled receivables. For the three months ended March 31, 2025 and 2024, the Company had one customer that accounted for $4.9 million and $4.6 million, or 31% and 38%, respectively, of total revenue.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

9.INVENTORIES, NET
Inventories, net consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$5,831	$6,115
Finished goods	13,614	8,261
Total current inventories, net	19,445	14,376
Finished goods, non-current, net	14,022	16,082
Total inventories, net	$33,467	$30,458
The total excess and obsolete inventory reserve as of March 31, 2025 and December 31, 2024 was $12.6 million and $12.8 million, respectively.
10.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid inventory	$7,495	$12,721
Insurance receivable	—	10,001
Unbilled receivables, net	2,734	4,074
Investment in private company	954	954
Prepaid capitalized incentives	437	437
Prepaid installation payments	229	227
Other prepaid expenses and other current assets	3,149	2,109
Total prepaid expenses and other current assets	$14,998	$30,523
As of December 31, 2024, insurance receivable includes $10.0 million related to a stockholder class action lawsuit settlement that was paid by the Company’s insurers to the designated plaintiff account in the three months ended March 31, 2025.
11.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	March 31, 2025	December 31, 2024
Internally-developed software	$25,450	$23,188
Software-in-development	3,483	5,507
Less: accumulated amortization	(19,317)	(17,947)
Total internally-developed software, net	$9,616	$10,748
During the three months ended March 31, 2025 and 2024, the Company capitalized $0.2 million and $0.9 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service, and capitalized amounts are presented net of costs related to discontinued projects.
Total amortization expense related to internally-developed software for the three months ended March 31, 2025 and 2024 was $1.4 million and $1.4 million, respectively.
12.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During the three months ended March 31, 2025 and 2024, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

quantitative assessment for impairment was required. No goodwill impairment charges were recorded during each of the three months ended March 31, 2025 and 2024.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	March 31, 2025	December 31, 2024
Domain names	$2,034	$2,034
Developed technology	600	600
Customer relationships	595	595
Patents	37	37
Non-compete	10	10
Licenses	4	4
Intangible assets	$3,280	$3,280
Less: accumulated amortization	(729)	(696)
Total intangible assets, net	$2,551	$2,584
Total amortization expense related to intangible assets was $0.03 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5
Total intangible impairment expense was zero for both the three months ended March 31, 2025 and 2024.
13.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Investment purchases payable	$14,007	$—
Accrued litigation costs	9,308	25,627
Accrued compensation	1,150	722
Accrued audit fees	1,052	2,008
Accrued warranties	182	226
Accrued purchases	241	3,109
Accrued restructuring costs	806	1,053
Other accrued expenses	1,824	2,321
Total accrued expenses	$28,570	$35,066
As of March 31, 2025, accrued litigation costs primarily included (i) $6.8 million related to a service provider demand and (ii) $1.95 million related to settlement of the Schwartz Action. As of December 31, 2024, accrued litigation costs primarily included (i) the Company’s $14.875 million share of the settlement related to consolidated class action complaints in the Court of Chancery of the State of Delaware, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

related to settlement of the securities class action pursuant to the complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”), and (iv) $1.95 million related to settlement of the Schwartz Action. See Note 15. Commitments and Contingencies for definitions and further discussion of such matters.
During the three months ended March 31, 2025, the Company (i) received $14.0 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $14.0 million is included in the balance of cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, and a liability of $14.0 million presented as investment purchases payable is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2025. The funds were deducted from the Company’s account in April 2025. Accordingly, the sum of the Company’s cash and cash equivalents as of March 31, 2025 is $14.0 million higher than it would have been had the funds been deducted from the Company’s account prior to March 31, 2025.
14.DEBT
A summary of the Company’s debt is as follows:

	March 31, 2025	December 31, 2024
Term loan	$5,616	$5,829
Total debt	5,616	5,829
Less: Current portion of long-term debt	(1,314)	(1,314)
Total long-term debt	$4,302	$4,515
On July 15, 2024, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Customers Bank. Pursuant to the Loan Agreement, Customers Bank issued a term loan in the principal amount of $6.0 million (the “Loan”). Interest is payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the maturity date is July 15, 2029 (the “Maturity Date”).
Concurrent with the Company’s entry in the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock (the “Bank Warrant”). The Bank Warrant has an exercise price of $1.25 per share, exercisable upon issuance and expiring on July 15, 2030. The Bank Warrant is classified as a liability under ASC 815, Derivatives and Hedging (“ASC 815”) and is remeasured at fair value each reporting period, with changes recognized in other income, net. At issuance, the Bank Warrant was recorded at its fair value of $0.2 million and reflected as a debt discount, which is being amortized to interest expense over the term of the Loan.
The fair value of the Loan was $5.6 million and $5.8 million as of March 31, 2025 and December 31, 2024, respectively.
Payments under the Loan were interest-only through January 15, 2025. Thereafter, the Company is required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the Loan.
The Loan is secured by substantially all of the Company’s assets, excluding intellectual property, and the Loan Agreement contains customary affirmative and negative covenants, including a minimum liquidity ratio of 4.00. If an event of default occurs under the Loan Agreement, Customers Bank may declare all outstanding obligations immediately due and payable and exercise its other rights and remedies. As of March 31, 2025, the Company was in compliance with all covenants.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table presents the future minimum principal payments on the total borrowings under all debt agreements as of March 31, 2025:

Remainder of 2025	$1,000
2026	1,333
2027	1,333
2028	1,333
2029	778
Thereafter	—
Total future minimum payments	5,777
Less: debt discount	(161)
Total	$5,616
15.COMMITMENTS AND CONTINGENCIES
Registration Rights Agreements
In connection with the 2021 business combination (the “2021 Business Combination”) with TS Innovation Acquisitions Corp. (“TSIA”), the Company and certain stockholders of Legacy Latch and TSIA entered into an amended and restated registration rights agreement (the “2021 Registration Rights Agreement”). Pursuant to the 2021 Registration Rights Agreement, in June 2021, the Company filed a registration statement on Form S-1 with respect to the registrable securities under the 2021 Registration Rights Agreement. Certain Legacy Latch stockholders and TSIA stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $75.0 million. The Company also agreed to provide certain demand and “piggyback” registration rights. The 2021 Registration Rights Agreement also provides that the Company pays certain expenses relating to such registrations and indemnifies the stockholders against certain liabilities. The Company bears the expenses incurred in connection with the filing of any such registration statements. The 2021 Registration Rights Agreement does not provide for any penalties connected with delays in registering the Company’s common stock.
In connection with the consummation of the 2023 acquisition of Honest Day’s Work, Inc. (“HDW”), the Company and certain of HDW’s stockholders (the “Holders”) entered into that certain Registration Rights Agreement (the “2023 Registration Rights Agreement”), pursuant to which the Company agreed to file a shelf registration statement registering the resale of the Registrable Securities (as defined in the 2023 Registration Rights Agreement) as promptly as reasonably practicable after the date on which the Company files its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and no later than the 20th business day following the filing date of such Quarterly Report). Up to twice in any 12-month period, the Holders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. The Company also agreed to provide customary “piggyback” registration rights to certain Holders designated as “Major Equityholders,” subject to certain requirements and customary conditions. The 2023 Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. In the event the Company is unable to file a registration statement required by the 2023 Registration Rights Agreement, the Company is not required to repurchase or settle any Registrable Securities.
Legal Contingencies
Securities Litigation
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the restatement of certain of the Company’s historical financial statements (the “Restatement”), and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. The parties filed a final stipulation of settlement in June 2025, which was approved by the court in December 2025. The Company paid the settlement amount in November 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-07473 (the “Gottlieb Action”). The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273. At this time, the Company is negotiating a potential settlement and has estimated a potential loss and accrued $0.2 million and $0.1 million of expenses on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. The Company does not believe the allegations are meritorious and intends to vigorously defend against them.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of March 31, 2025 and December 31, 2024, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2025 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

16.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	March 31, 2025	December 31, 2024
Stock options issued and outstanding	25,804,752	26,436,951
Restricted stock units issued and outstanding	375,640	375,640
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
Bank warrant	1,000,000	1,000,000
2021 Incentive Award Plan available shares	34,743,341	25,869,878
Total	77,257,034	69,015,770
Public Warrants
As part of the closing of the 2021 Business Combination, 10.0 million public warrants sold during TSIA’s initial public offering converted into 10.0 million public warrants to purchase up to 10.0 million shares of common stock of the Company, which are exercisable at $11.50 per share. The Company accounts for warrants as required under ASC 815 and has concluded that equity classification would be met for the public warrants as the Company has a single class of equity, and thus all holders vote 100% on all matters submitted to the Company’s stockholders and receive the same form of consideration in the event of a change of control (thus qualifying for the exception to the net cash settlement model), and the other conditions of equity classification would be met.
Private Placement Warrants
As part of the closing of the 2021 Business Combination, Legacy Latch assumed the private placement warrants that were originally issued in connection with TSIA’s initial public offering (the “Private Placement Warrants”). In response to SEC guidance, the Company determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
Bank Warrant
On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued the Bank Warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock. The Bank Warrant has an exercise price of $1.25 per share, is exercisable immediately and will expire on July 15, 2030. The Bank Warrant is classified as a liability under ASC 815 and is remeasured at fair value each reporting period, with changes recognized in other income (expense), net.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

17.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three months ended March 31,
	2025	2024
Net loss	$(11,250)	$(13,637)

Basic weighted-average common shares(1)	160,272,142	156,386,470
Effect of dilutive securities	—	—
Diluted weighted-average common shares(1)	160,272,142	156,386,470
Basic and diluted net loss per common share	$(0.07)	$(0.09)

(1)The basic and diluted weighted-average common shares exclude (i) the Sponsor Shares and (ii) shares held by Jamie Siminoff, the Company’s former Chief Strategy Officer, that were subject to a right of repurchase held by the Company.
The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, restricted stock units (“RSUs”) and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	March 31, 2025	March 31, 2024
Stock options	25,804,752	12,513,799
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	3,815,135	19,075,675
Restricted stock units	375,640	6,070,488
Warrants	16,333,301	15,333,301
Total	47,066,828	53,731,263
18.STOCK-BASED COMPENSATION
The components of stock-based compensation expense were as follows:

	Three Months Ended March 31,
	2025	2024
Stock options	$137	$58
Restricted common stock(1)	96	1,386
Restricted stock units	14	675
Capitalized costs(2)	4	(49)
Total stock-based compensation expense	$251	$2,070

(1)    See the section entitled “—Jamie Siminoff Restricted Common Stock” below.
(2)    Included in internally-developed software, net on the accompanying Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1	$3
Research and development	43	334
Sales and marketing	20	(1)
General and administrative	187	1,734
Total stock-based compensation expense	$251	$2,070
Stock Incentive Plans
In January 2016, Legacy Latch adopted the Latch, Inc. 2016 Stock Plan (the “2016 Plan” and, together with the Latchable, Inc. 2014 Stock Incentive Plan, the “Prior Plans”). Under the 2016 Plan, Legacy Latch’s board of directors was authorized (i) to grant either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”) to purchase shares of the Company’s common stock to its employees and (ii) to grant NSOs to purchase shares of the Company’s common stock to outside directors and consultants. When the 2021 Plan (defined below) became effective, 22,797,955 shares (adjusted for the exchange ratio of the 2021 Business Combination (the “Exchange Ratio”)) had been authorized for issuance under the 2016 Plan. Stock options under the 2016 Plan were granted with an exercise price equal to the stock’s fair market value at the grant date. Stock options outstanding under the 2016 Plan generally have ten-year terms and vest over a four-year period starting from the date specified in each award agreement. Since the effectiveness of the 2021 Plan, no additional awards have been or will be granted under the 2016 Plan. Upon the effectiveness of the 2021 Business Combination, all outstanding stock options under the Prior Plans, whether vested or unvested, converted into options to purchase a number of shares of common stock of the Post-Combination Company based on the Exchange Ratio. Awards previously granted under a Prior Plan remain subject to the provisions of such Prior Plan.
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the closing of the 2021 Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Company’s board of directors. Effective January 1, 2022, 2023, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376, 8,810,007 and 8,241,264 shares, respectively. As of March 31, 2025, there were 34,743,341 shares available for future grants under the 2021 Plan.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock Options
A summary of the status of stock options as of March 31, 2025, and changes during the three months ended March 31, 2025, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2024	26,436,951	$0.56
Options granted	500,000	$0.17
Options exercised	—	$—
Options forfeited	(1,005,266)	$0.48
Options expired	(126,933)	$0.13
Balance at March 31, 2025	25,804,752	$0.56	7	$23,254
Exercisable at March 31, 2025	12,386,866	$0.69	3	$17,254

(1)Approximately 3.8 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
Total compensation expense not yet recognized related to unvested stock options was $0.04 million as of March 31, 2025, which was expected to be recognized over a weighted-average period of 2.9 years. Stock options granted prior to 2024 had no material impact on the accompanying condensed consolidated financial statements. As of March 31, 2025, total compensation expense not yet recognized related to the unvested performance stock options granted in 2024 was $2.7 million, which was expected to be recognized over a weighted-average period of 4.9 years.
Restricted Stock Units
The Company’s RSUs are settled in shares of common stock after vesting and vest over a period of one to four years. The Company has the option, but not the obligation, to treat a participant’s failure to provide timely payment of any withholding tax arising in connection with RSUs as such participant’s election to satisfy all or any portion of the withholding tax by requesting the Company retain shares otherwise issuable pursuant to the RSU. In connection with the Restatement, the Company suspended use of its registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. Since such date, the Company has not granted any RSUs.
A summary of RSU activity is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2024	375,640	$6.26
Granted	—	$—
Vested and released	—	$—
Forfeited	—	$—
Balance at March 31, 2025	375,640	$6.26
Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. The unrecognized stock-based compensation expense related to unvested RSUs was $0.001 million as of March 31, 2025 and will be expensed over a weighted-average period of 0.1 years. In addition, approximately 0.05 million and 0.3 million RSUs vested during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Jamie Siminoff Restricted Common Stock
On the closing of the Company’s acquisition of HDW, the Company issued to HDW’s stockholders as merger consideration approximately 29.0 million shares of the Company’s common stock, including approximately 19.1 million shares to Mr. Siminoff (the “Siminoff Shares”).
Upon issuance by the Company, the Siminoff Shares were subject to vesting considerations and restrictions on transfer pursuant to a stock restriction agreement dated May 15, 2023 (the “Original Siminoff Stock Restriction Agreement”). The Company estimated the fair value of the Siminoff Shares on the closing date of the HDW acquisition to be $26.7 million based upon the $1.40 closing price of the Company’s common stock on such date. Of the $26.7 million, $5.7 million was attributable to pre-combination service and included in the consideration transferred and $21.0 million was attributable to post-combination service to be recognized as stock-based compensation expense over the estimated service period of 3.8 years.
On November 18, 2024 (the “Siminoff Agreement Date”), the Company and Mr. Siminoff mutually agreed that Mr. Siminoff would step down as the Company’s Chief Strategy Officer on December 31, 2024, after which he began serving in an advisory role that was expected to continue through December 31, 2026 (such advisory services, the “Advisory Services,” and such date, the “Advisory End Date”).
On the Siminoff Agreement Date, Mr. Siminoff and the Company entered into a Separation and Advisory Agreement and Release, pursuant to which the Company and Mr. Siminoff agreed to amend and restate the Original Siminoff Stock Restriction Agreement.
Pursuant to the amended and restated common stock restriction agreement (the “Restated Restriction Agreement”), the Company exercised its repurchase option with respect to 15,260,540 of the Siminoff Shares for $0.00005080 per share (the “Repurchase Price”), or a total payment of $775.24.
Pursuant to the Restated Restriction Agreement, the 3,815,135 Siminoff Shares that were not repurchased (the “Remaining Shares”) were subject to transfer restrictions and an amended repurchase option (the “Amended Repurchase Option”), pursuant to which the Company had the right to repurchase the Remaining Shares at the Repurchase Price to the extent not released from the transfer restrictions and the Amended Repurchase Option by the fifth anniversary of the effective date of the Restated Restriction Agreement.
The Remaining Shares were split into two tranches with different provisions governing their release from the transfer restrictions and the Amended Repurchase Option: the Separation Shares and the Advisory Shares (each as hereafter defined).
The “Separation Shares” consisted of 2,861,351 shares (representing 75% of the Remaining Shares) releasable from the transfer restrictions and the Amended Repurchase Option in equal tranches based upon the Company’s common stock reaching specified market trading prices. The unrecognized stock-based compensation expense related to the Separation Shares was $0.5 million as of March 31, 2025, which was being expensed over a weighted-average period of 2.8 years.
The “Advisory Shares” consisted of 953,784 shares (representing 25% of the Remaining Shares) releasable from the transfer restrictions and the Amended Repurchase Option on the Advisory End Date, provided that a termination of the Advisory Services had not occurred prior to such date. In the event of such termination, certain Advisory Shares would not be released, as set forth in the Restated Restriction Agreement.
For the three months ended March 31, 2025 and March 31, 2024, $0.1 million and $1.4 million, respectively, of the $21.0 million of Siminoff Shares attributable to post-combination service was recognized as stock-based compensation expense by the Company for the post-combination service rendered. Total unrecognized stock-based compensation expense as of March 31, 2025 and 2024 was $0.5 million and $16.8 million, respectively, and was expected to be recognized over a period of 2.8 years and 3.0 years, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

19.INTEREST (EXPENSE) INCOME, NET
The components of interest (expense) income, net include interest expense associated with the significant financing component of the Company’s longer-term software contracts and interest expense associated with the Company’s debt financing arrangements offset by interest income on highly liquid short-term investments.
Interest (expense) income, net is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Interest income	$614	$2,002
Interest expense	(749)	(1,556)
Interest (expense) income, net	$(135)	$446
20.INCOME TAXES
The income tax provision for the three months ended March 31, 2025 and 2024 was zero and $0.002 million, respectively.
For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of March 31, 2025, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.
21.RELATED-PARTY TRANSACTIONS
The Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to such customers. As of March 31, 2025 and December 31, 2024, the Company had $0.01 million and $0.05 million, respectively, of receivables due from these customers, which is included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, the Company had $0.001 million of hardware revenue and $0.05 million of software revenue from these customers, which was included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2024, the Company had $0.002 million of hardware revenue and $0.04 million of software revenue from these customers, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
22.RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which contains amendments to the ASC to remove references to various FASB concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted the provisions of ASU 2024-02 effective January 1, 2025. The adoption of this rule did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was intended to align the requirements of the ASC with overlapping SEC requirements. The guidance in ASU 2023-06 is required to be applied

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

prospectively, and the ASC amendments will be effective only upon the removal of the overlapping SEC disclosure requirements. If, however, the SEC does not act to remove the relevant overlapping requirements by June 30, 2027, the FASB amendments will not be effective. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to increase the transparency of income tax disclosures, particularly the rate reconciliation table and disclosures about income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15,2025, with early adoption permitted. The Company has not early-adopted this standard and is evaluating its impact on the Company’s consolidated financial statements for the year ended December 31, 2025.
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
23.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of these financial statements and determined that there have been no events that have occurred that would require adjustments to its disclosures in the condensed consolidated financial statements, except for the following:
In May 2025, the Company terminated Mr. Siminoff’s Advisory Services. In connection therewith, the Company repurchased 0.8 million of the Advisory Shares from Mr. Siminoff, with the balance released from the Amended Repurchase Option and the transfer restrictions. All of the Separation Shares remain subject to the Amended Repurchase Option. See Note 18. Stock-Based Compensation.
Subsequent to March 31, 2025, and prior to the issuance of the accompanying condensed consolidated financial statements, the Company became aware that the privately held company in which it holds an equity investment classified within Level 3 of the fair value hierarchy entered into a definitive agreement to be acquired by a third party. The transaction is subject to customary closing conditions and regulatory approvals. The Company did not record any adjustment to the carrying value of the investment as of March 31, 2025, as the transaction represents a nonrecognized subsequent event. The Company will evaluate the impact of the transaction on the fair value of the investment in future reporting periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in the 2024 Annual Report, actual results may differ materially from those anticipated in these forward-looking statements. References in this subsection to “we,” “our,” “Latch,” “DOOR” and the “Company” refer to the business and operations of Latch, Inc. and its consolidated subsidiaries.
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
Complementing our multifamily installation capabilities, our HelloTech, Inc. (“HelloTech”) business provides a scalable, nationwide network of skilled independent technicians. HelloTech connects these service providers with residents and property managers seeking a wide range of on-demand technical services, such as TV mounting and smart home device installation and set-up, as well as broader home services, such as furniture assembly, handyman services and home cleaning.
Additionally, we offer a comprehensive property management service in and around Boston, Massachusetts.
We operate in one operating and reporting segment.
Business Update
Following the December 2024 filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and completion of the restatement of certain of the Company’s historical financial statements (the “Restatement”), on February 4, 2025, Jason Keyes, Interim Chief Executive Officer, and Marc Landy, Interim Chief Financial Officer, provided notice of their resignations from their positions with the Company effective as of February 6, 2025 (the “Transition Date”). Messrs. Keyes and Landy were serving in such capacities pursuant to an agreement between the Company and an affiliate of AlixPartners, LLP, a global consulting firm. On the Transition Date, the Board appointed David Lillis as Chief Executive Officer, Jeff Mayfield as Chief Financial Officer and Priyen Patel as Chief Strategy and Legal Officer.

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
Our key business metrics are as follows for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024		$ Change	% Change
GAAP Measures:
Software revenue	$5,159	$5,037		$122	2.4%
Total revenue	$15,774	$12,035		$3,739	31.1%
Net loss	$(11,250)	$(13,637)		$2,387	(17.5%)
Non-GAAP Measure:
Adjusted EBITDA	$(7,384)	$(6,077)	(1)	$(1,307)	21.5%

(1)    The previously reported Adjusted EBITDA of $(7.4) million for the three months ended March 31, 2024 has been corrected to $(6.1) million herein to exclude an additional $1.3 million in non-ordinary course legal fees and settlement reserves.
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months ended March 31,
	2025	2024
Net loss	$(11,250)	$(13,637)
Depreciation and amortization	1,522	1,896
Interest expense (income), net(1)	135	(446)
Provision for income taxes	—	2
Change in fair value of warrant liability	37	54
Restructuring costs	(58)	75
Non-ordinary course legal fees and settlement reserves(2)	1,979	3,909
Stock-based compensation(3)	251	2,070
Adjusted EBITDA	$(7,384)	$(6,077)	(4)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest (expense) income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest (expense) income, net includes interest expense associated with the significant financing component of $0.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Amounts primarily represent legal fees related to securities and derivative litigation and the SEC’s ongoing investigation into issues related to the Company’s key performance indicators and revenue recognition practices (the “SEC Investigation”). The previously reported amount of $2.6 million for the three months ended March 31, 2024 has been corrected to $3.9 million herein to include an additional $1.3 million in non-ordinary course legal fees and settlement reserves, consistent with the current-period presentation. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
(3)See Note 18. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”
(4)The previously reported Adjusted EBITDA of $(7.4) million for the three months ended March 31, 2024 has been corrected to $(6.1) million herein to exclude an additional $1.3 million in non-ordinary course legal fees and settlement reserves.
Components of Results of Operations
Revenue
Hardware Revenue. We generate hardware revenue primarily from the sale of our portfolio of devices for our smart access and smart home solutions. We sell hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through our channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when there is evidence a contract exists and control of the hardware has been transferred to the customer. The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship, generally for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products.
Software Revenue. We generate software revenue primarily through the license of our SaaS over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers. SaaS arrangements generally have term lengths between one and ten years. When significant discounts are provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The SaaS provided by the Company is considered a stand-ready performance obligation where customers benefit from the service evenly throughout the service period. Revenue is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.

Professional Services Revenue. We generate professional services revenue in three primary ways: (i) by facilitating project-based hardware installation and activation services for enterprise customers, (ii) through fees generated by technology and home services performed for residents and consumers, and (iii) through property management services performed by the Company’s subsidiary, Door Property Management, LLC (“DPM”), for its multifamily building customers.
We facilitate hardware installation and activation services to select customers. The revenues associated with these services are recognized over time based on a percentage of installation performed and completed and represent a transfer of services to a customer under contract.
Through our HelloTech platform, a network of independent contractors provides in-home technology services such as installation, repair, troubleshooting and technical support. Orders placed through the HelloTech platform are recognized as revenue as services are completed over time. We also offer a subscription service through the HelloTech platform that includes discounted home services and other technical support such as 24/7 online support, home technology checkups and antivirus and password manager software support. Subscription revenues are recognized ratably over the subscription period.
DPM’s property management activities include operating DPM customers’ buildings, which involves maintenance and repair, construction management, leasing and administrative services. Property management service revenues are recognized ratably over the service period.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. We have not granted any restricted stock units (“RSUs”) since the suspension of our registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. However, we expect to resume granting RSUs pursuant to the S-8 Registration Statement once we are current in our SEC filings. Any such grants will increase the Company’s stock-based compensation expense.
Research and Development Expenses. Research and development expenses consist primarily of personnel and related expenses for our employees working on our product, design and engineering teams, including salaries, bonuses, benefits, payroll taxes, travel and stock-based compensation. Also included are non-personnel costs such as amounts paid to our third-party contract manufacturers for tooling, engineering and prototype costs of our hardware products, fees paid to third-party consultants, research and development supplies and rent.
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
Interest (expense) income, net is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Interest income	$614	$2,002
Interest expense	(749)	(1,556)
Interest (expense) income, net	$(135)	$446
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

	Three months ended March 31,
(in thousands, except share and per share data)	2025	2024	$ Change	% Change

Revenue
Hardware	$4,037	$4,643	$(606)	(13.1)%
Software	5,159	5,037	122	2.4%
Professional services	6,578	2,355	4,223	179.3%
Total revenue	15,774	12,035	3,739	31.1%
Cost of revenue(1)
Hardware	3,303	3,025	278	9.2%
Software	551	357	194	54.3%
Professional services	4,441	2,199	2,242	102.0%
Total cost of revenue	8,295	5,581	2,714	48.6%
Operating expenses
Research and development	5,633	4,201	1,432	34.1%
Sales and marketing	3,535	2,499	1,036	41.5%
General and administrative	7,931	11,849	(3,918)	(33.1)%
Depreciation and amortization	1,522	1,896	(374)	(19.7)%
Total operating expenses	18,621	20,445	(1,824)	(8.9)%
Loss from operations	(11,142)	(13,991)	2,849	(20.4)%
Other (expense) income, net
Interest (expense) income, net	(135)	446	(581)	N.M.
Change in fair value of warrant liability	(37)	(54)	17	(31.5)%
Other income (expense), net	64	(36)	100	N.M.
Total other (expense) income, net	(108)	356	(464)	(130.3)%
Loss before income taxes	(11,250)	(13,635)	2,385	17.5%
Provision for income taxes	—	2	(2)	N.M.
Net loss	$(11,250)	$(13,637)	$2,387	17.5%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(14)	(35)	21	60.0%
Foreign currency translation adjustment	4	6	(2)	(33.3)%
Comprehensive loss	$(11,260)	$(13,666)	$2,406	17.6%
Net loss per common share:
Basic and diluted net loss per common share	$(0.07)	$(0.09)	$0.02	22.2%
Weighted average shares outstanding:
Basic and diluted	160,272,142	156,386,470

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful
Comparison of three months ended March 31, 2025 and March 31, 2024
Revenue
Revenue increased by $3.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was driven primarily by a $4.2 million rise in professional services revenue due in large part to the 2024 acquisition of HelloTech, partially offset by a $0.6 million decrease in hardware revenue primarily attributable to the impact of the Restatement, which shifted revenue from prior periods into 2024. The first quarter of 2024 was the final period in which revenues were directly impacted by the Restatement.

Cost of Revenue
Cost of revenue increased by $2.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was driven primarily by a $2.2 million rise in professional services costs due primarily to the 2024 acquisition of HelloTech, a $0.3 million increase in hardware related costs driven by excess inventory reserves and a $0.3 million increase in software related costs.
Research and Development Expenses
Research and development expenses increased by $1.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $1.0 million rise in third-party expense associated with overlapping costs related to the transition of engineering contractors in the first half of 2025.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to a $0.8 million rise in compensation expense resulting from the expansion of internal sales and marketing teams.
General and Administrative Expenses
General and administrative expenses decreased by $3.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a (i) $1.9 million reduction in non-ordinary course investigation, legal and settlement fees, (ii) $1.6 million decrease in RSU expense primarily related to the separation of Jamie Siminoff, the Company’s former Chief Strategy Officer, (iii) $1.0 million decrease in professional fees related to accounting services, (iv) $0.5 million decrease in compensation expense, and (v) $0.5 million sales tax refund from prior years. These decreases were partially offset by a $1.0 million decrease in net gains from bad debt recoveries and asset disposals and a $0.6 million increase in insurance expense and SaaS expenses related to acquisitions.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $0.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to lower amortization expense of capitalized internally-developed software and lower depreciation expense.
Total Other (Expense) Income, Net
Total other (expense) income, net decreased by $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $1.3 million reduction in interest income resulting from lower average principal investment balances, partially offset by a $0.6 million decrease in interest expense related to the payoff of promissory notes in early 2024 and a $0.3 million reduction in interest expense related to the significant financing component of longer-term software contracts.
Liquidity and Capital Resources
We have incurred losses since our inception. To date, the Company’s principal sources of liquidity have been the net proceeds received as a result of the Company’s 2021 business combination and payments received from our customers.
As of December 31, 2025 and March 31, 2025, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $34.7 million and $64.7 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
As of March 31, 2025, the Company also had approximately $33.5 million in net inventory.
During the three months ended March 31, 2025, the Company (i) received $14.0 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $14.0 million is included in the balance of available-for-sale securities on the accompanying Condensed Consolidated Balance Sheet as of March 31,

2025, and a liability of $14.0 million presented as investment purchases payable is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2025. The funds were deducted from the Company’s account in April 2025. Accordingly, the sum of the Company’s cash and cash equivalents as of March 31, 2025 is $14.0 million higher than it would have been had the funds been deducted from the Company’s account prior to March 31, 2025.
Our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from our contract manufacturers.
Beginning in the second quarter of 2022 and continuing through the date of this Form 10-Q, we have incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Company’s 2022-2023 internal investigation (the “Investigation”) and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement. Additionally, we have incurred significant costs in connection with various pending litigation. See Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, has resulted or could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.
Our future capital requirements will depend on many factors, including our business plans, our levels of revenue, the expansion of sales and marketing activities, market acceptance of our products, the results of business initiatives, the timing of new product introductions and overall economic conditions.
Based on our current business plan, we expect to be able to use our current cash and cash equivalents and available-for-sale securities to fund our operational cash requirements for at least 12 months from the date of this Form 10-Q. Other significant factors that affect our overall management of liquidity include certain actions controlled by management such as capital expenditures and acquisitions. See Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.”
Commitments and Contractual Obligations
We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. Following the 2024 property management acquisitions, in February 2024 we entered into a three-year advisory agreement with a partner pursuant to which the partner provides DPM with certain management and advisory services related to DPM’s property management business. Pursuant to such agreement, we are required to pay the partner $0.5 million annually. As of March 31, 2025, the Company had a remaining obligation of $1.0 million under the advisory agreement.
Indebtedness
On July 15, 2024, the Company entered into a loan agreement with Customers Bank (the “Loan Agreement”). Pursuant to the Loan Agreement, Customers Bank issued a term loan in the principal amount of $6.0 million (the “Loan”). The Loan Agreement, which was entered into in connection with the 2024 acquisition of HelloTech, did not result in the Company receiving any loan proceeds. Interest is payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the maturity date is July 15, 2029 (the “Maturity Date”).
Payments under the Loan were interest-only through January 15, 2025. Thereafter, the Company is required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the Loan.
Pursuant to the Loan Agreement, Customers Bank was granted security interests in substantially all of the Company’s assets, excluding intellectual property, and the Loan Agreement contains customary affirmative and negative covenants.
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
The Loan Agreement contains various covenants that, among other things, limit the Company’s ability to:
•    engage in certain asset dispositions;

•    permit a change in control;
•    merge or consolidate;
•    incur indebtedness or grant liens on its assets;
•    declare or pay dividends, distributions or redemptions;
•    make loans or investments; and
•    engage in certain transactions with affiliates.
If an event of default exists under the Loan Agreement, Customers Bank will be able to accelerate the maturity of the Loan and exercise other rights and remedies. Events of default include, but are not limited to, the following events:
•    failure to pay any principal or interest within three business days of the due date;
•    failure to perform or otherwise comply with the covenants and obligations in the Loan Agreement, subject, in certain instances, to certain grace periods;
•    bankruptcy or insolvency events involving the Company; or
•    the rendering of judgments against the Company that remain undischarged, unvacated, unbonded, unsatisfied or unstayed for a certain period.
As of March 31, 2025 and December 31, 2025, the outstanding principal of the Loan was $5.8 million and $4.8 million, respectively. The Company was also in compliance with the covenants under the Loan Agreement as of March 31, 2025 and December 31, 2025.
On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock. The warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030.
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(10,137)	$(31,100)
Net cash (used in) provided by investing activities	(935)	45,162
Net cash used in financing activities	(223)	—
Effect of exchange rates on cash	(191)	(137)
Net change in cash and cash equivalents	$(11,486)	$13,925
Operating Activities. Net cash used in operating activities for the three months ended March 31, 2025 decreased by $21.0 million compared to the three months ended March 31, 2024. The decrease was primarily attributable to a $20.6 million reduction in cash outflows related to litigation and restructuring activities and a $2.5 million decrease in inventory prepayments and purchases. These decreases were partially offset by a $2.9 million unfavorable change in working capital, primarily related to accounts receivable and other current liabilities. Management continues to focus on cost discipline, inventory management and liquidity preservation as it seeks to reduce operating cash usage.
Investing Activities. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2025 compared to net cash provided by investing activities of $45.2 million for the three months ended March 31, 2024. Cash flows from investing activities primarily consist of the net purchases and sales of available-for-sale securities. The $46.1 million decrease was primarily attributable to the use of investment proceeds to fund operating losses, with the remaining proceeds reinvested in shorter-term securities classified as cash equivalents to maintain liquidity and preserve capital.
Financing Activities. For the three months ended March 31, 2025, net cash used in financing activities consisted of the $0.2 million repayment of the Loan. The Company did not conduct any financing activities for the three months ended March 31, 2024.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2025 and December 31, 2024 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as disclosed in the 2024 Annual Report.
Recent Accounting Pronouncements
See Note 22. Recently Issued Accounting Standards, in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Background
In 2022, the Audit Committee, with the assistance of independent legal and accounting advisors, conducted the Investigation, which was an internal investigation of matters relating to the Company’s key performance indicators and revenue recognition practices for certain transactions, including the accounting treatment, financial reporting and internal controls related to such transactions.
As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on the Company’s current and historical financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 would be restated. Following the Investigation, the Company completed a comprehensive review of its previously issued financial statements. As a result, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), the Company restated those financial statements to correct the errors identified. As further detailed below, the Company identified the Legacy Material Weaknesses (as defined and further described below) related to, among other items: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, (v) stock-based compensation and (vi) errors in certain key performance indicators, including “bookings” and related metrics.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to March 31, 2025, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we initially identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). During 2022, the Company completed multiple reductions in force that impacted approximately 51% of the Company’s full-time employees in addition to the transition of the Company’s Chief Financial Officer in March 2022. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness, which continued to exist as of March 31, 2025, and contributed to additional material weaknesses identified as of December 31, 2022 in the 2022 Annual Report.
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
While management believes that these remediation actions have resulted in meaningful improvements to the Company’s control environment and strengthened the Company’s Tone at the Top, the Company continues to evaluate the sustained operating effectiveness of the relevant controls. As of March 31, 2025, management had not yet concluded that the remediation of the material weakness related to Tone at the Top had been fully validated.
The additional, previously disclosed material weaknesses that remained as of March 31, 2025 (collectively with Tone at the Top, the “Legacy Material Weaknesses”) are as follows:
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
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2025, will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in the 2024 Annual Report filed with the SEC on November 5, 2025 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended March 31, 2025 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
10.1†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.2†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.3†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ David Lillis
David Lillis
Chief Executive Officer

January 13, 2026

By:	/s/ Jeff Mayfield
Jeff Mayfield
Chief Financial Officer

January 13, 2026