Form 10-Q
period 2025-06-30
Latch, Inc.
filed 2026-01-23
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of January 21, 2026, there were 164,257,801 shares of the registrant’s common stock outstanding.

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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents(1)	$46,727	$70,203
Available-for-sale securities	3,650	5,187
Accounts receivable, net	11,568	9,864
Inventories, net current	18,207	14,376
Prepaid expenses and other current assets	13,289	30,523
Total current assets	93,441	130,153
Property and equipment, net	973	1,073
Internally-developed software, net	9,297	10,748
Inventories, net non-current	13,602	16,082
Goodwill	30,205	30,205
Intangible assets, net	2,466	2,584
Other non-current assets	4,998	5,579
Total assets	$154,982	$196,424
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,299	$7,821
Accrued expenses(1)	16,975	35,066
Deferred revenue, current	11,256	11,900
Current portion of long-term debt	1,314	1,314
Other current liabilities	629	1,092
Total current liabilities	38,473	57,193
Deferred revenue, non-current	18,027	21,282
Long-term debt	3,978	4,515
Other non-current liabilities	2,246	2,251
Total liabilities	62,724	85,241
Commitments and contingencies (see Note 15)
Stockholders’ equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 163,296,812 and 164,087,277 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively(2)	19	19
Treasury stock	(1)	(1)
Additional paid-in capital	770,067	769,866
Accumulated other comprehensive income	(6)	21
Accumulated deficit	(677,821)	(658,722)
Total stockholders’ equity	92,258	111,183
Total liabilities and stockholders’ equity	$154,982	$196,424

(1)Amount presented as of June 30, 2025 includes $3.2 million of cash required for a purchase of securities executed during the three months ended June 30, 2025 but that was not deducted from the Company’s accounts until July 2025. See Note 13. Accrued Expenses.
(2)Shares issued and outstanding exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Hardware	$5,916	$5,583	$9,953	$10,226
Software	5,244	5,022	10,403	10,059
Professional services	7,895	2,333	14,473	4,688
Total revenue	19,055	12,938	34,829	24,973
Cost of revenue(1)
Hardware	4,150	4,352	7,453	7,377
Software	503	573	1,054	930
Professional services	6,206	2,081	10,647	4,280
Total cost of revenue	10,859	7,006	19,154	12,587
Operating expenses
Research and development	4,454	2,940	10,087	7,141
Sales and marketing	4,150	2,252	7,727	4,751
General and administrative	5,856	16,726	13,627	28,575
Depreciation and amortization	1,320	1,814	2,842	3,710
Total operating expenses	15,780	23,732	34,283	44,177
Loss from operations	(7,584)	(17,800)	(18,608)	(31,791)
Other (expense) income, net
Interest (expense) income, net	(281)	521	(534)	967
Change in fair value of warrant liability	(32)	53	(69)	(1)
Other income, net	48	289	112	253
Total other (expense) income, net	(265)	863	(491)	1,219
Loss before income taxes	(7,849)	(16,937)	(19,099)	(30,572)
Provision for income taxes	—	—	—	2
Net loss	$(7,849)	$(16,937)	$(19,099)	$(30,574)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(2)	(9)	(16)	(44)
Foreign currency translation adjustment	(15)	(4)	(11)	2
Comprehensive loss	$(7,866)	$(16,950)	$(19,126)	$(30,616)
Net loss per common share:
Basic and diluted net loss per common share	$(0.05)	$(0.11)	$(0.12)	$(0.20)
Weighted average shares outstanding:
Basic and diluted	160,416,365	156,386,470	160,344,652	156,386,470

(1)Exclusive of depreciation and amortization shown in operating expenses.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Six Months Ended June 30, 2024
	Common Stock(1)		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2024	175,462	$19	$770,196	$—	$48	$(601,126)	$169,137
Stock-based compensation	—	—	2,119	—	—	—	2,119
Foreign currency translation adjustment	—	—	—	—	6	—	6
Unrealized loss on available-for-sale securities	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(13,637)	(13,637)
March 31, 2024	175,462	19	772,315	—	19	(614,763)	157,590
Stock-based compensation	—	—	1,979	—	—	—	1,979
Foreign currency translation adjustment	—	—	—	—	(4)	—	(4)
Unrealized loss on available-for-sale securities	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	(16,937)	(16,937)
June 30, 2024	175,462	$19	$774,294	$—	$6	$(631,700)	$142,619

	Six Months Ended June 30, 2025
	Common Stock(1)		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2025	164,087	$19	$769,866	$(1)	$21	$(658,722)	$111,183
Stock-based compensation	—	—	247	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	4	—	4
Unrealized loss on available-for-sale securities	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(11,250)	(11,250)
March 31, 2025	164,087	19	770,113	(1)	11	(669,972)	100,170
Stock-based compensation	—	—	(46)	—	—	—	(46)
Foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Unrealized loss on available-for-sale securities	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(7,849)	(7,849)
June 30, 2025	164,087	$19	$770,067	$(1)	$(6)	$(677,821)	$92,258

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024

Operating activities
Net loss	$(19,099)	$(30,574)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,842	3,710
Non-cash interest income	(118)	(932)
Change in fair value of warrant liability	69	1
Realized loss on available-for-sale securities	—	1
Unrealized (income) loss on marketable securities	(12)	84
Loss on disposal of fixed assets	—	189
Provision for expected credit losses, net of recoveries	56	(113)
Provision for credit losses on contract assets	(8)	(136)
Stock-based compensation expense	201	3,988
Changes in assets and liabilities (excluding effects of acquisitions)
Accounts receivable	(1,760)	(6,619)
Inventories, net	(1,351)	2,762
Prepaid expenses and other current assets	17,248	(1,618)
Other non-current assets	700	187
Accounts payable	490	(344)
Accrued expenses	(18,085)	(11,000)
Deferred revenue	(3,899)	(3,193)
Other current liabilities	(463)	(1,103)
Other non-current liabilities	(55)	227
Net cash used in operating activities	(23,244)	(44,483)
Investing activities
Purchase of available-for-sale securities	(6,656)	(10,119)
Proceeds from sales and maturities of available-for-sale securities	8,307	73,251
Business acquisitions, net of cash acquired	—	(1,160)
Purchase of property and equipment	(77)	(40)
Capitalized internally-developed software	(1,098)	(2,694)
Net cash provided by investing activities	476	59,238
Financing activities
Repayment of term loan	(556)	—
Repayment of unsecured promissory notes	—	(22,000)
Net cash used in financing activities	(556)	(22,000)
Effect of exchange rate on cash	(152)	29
Net change in cash and cash equivalents	(23,476)	(7,216)
Cash and cash equivalents
Beginning of period	70,203	94,675
End of period	$46,727	$87,459
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$—	$110
Net assets acquired as part of business acquisitions	$—	$628

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
3.SEGMENT REPORTING
As of June 30, 2025, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the Chief Executive Officer. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024 reflect the one reportable segment.
Geographic Information
The Company’s revenues are primarily generated in the United States. Revenues outside of the United States were approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and zero and $0.4 million for the three and six months ended June 30, 2024, respectively. The Company does not have any long-lived assets located outside the United States.
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
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the three and six months ended June 30, 2024, as if the Property Management Acquisitions and the HelloTech Merger had been consummated on January 1, 2024.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total revenue	$18,285	$36,187
Net loss	$(18,186)	$(33,331)
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
The Company completed its acquisition accounting for the 2024 acquisitions as of December 31, 2024. No material measurement-period adjustments were recorded during the three and six months ended June 30, 2025, and the Company does not expect to record any additional measurement-period adjustments related to these acquisitions.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components, depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

products. For the three and six months ended June 30, 2025, the reserve recorded for hardware warranties was approximately 3% and 3%, respectively, of cost of hardware shipped. For the three and six months ended June 30, 2024, the reserve recorded for hardware warranties was approximately 3% and 3%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and six months ended June 30, 2025, the allowance for returns reduced revenue by $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2024, the allowance for returns resulted in a recovery of revenue of zero and $0.1 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts are provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $0.6 million and $1.4 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively.
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
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided and the related timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Point-in-time revenue:
Hardware	$5,916	$5,583	$9,953	$10,226
Total point-in-time revenue	5,916	5,583	9,953	10,226
Period-of-time revenue:				.
Software	5,244	5,022	10,403	10,059
Hardware installation and activation services	3,015	1,829	4,843	4,018
HelloTech in-home services	3,921	—	7,557	—
Property management services	957	501	2,068	664
Other	2	3	5	6
Total period-of-time revenue	13,139	7,355	24,876	14,747
Total revenue	$19,055	$12,938	$34,829	$24,973
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2025	$3,117
Additions to deferred contract costs	—
Amortization of deferred contract costs	(214)
Balance as of June 30, 2025	$2,903
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

6.ACCOUNTS RECEIVABLE, NET AND CONTRACT BALANCES
The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset.
Accounts Receivable, Net
The opening and closing balances of accounts receivable, net is as follows:

	June 30, 2025	December 31, 2024
Balance at beginning of the year	$9,864	$6,001
Ending balance	11,568	9,864
Change	$1,704	$3,863
The Company recognizes an accounts receivable allowance based on estimates of expected credit losses. The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance as of beginning of period	$119	$105	$96	$496
Provision for expected credit losses	147	115	212	214
Recoveries	(144)	(29)	(167)	(327)
Write-offs charged against the allowance	(3)	(14)	(22)	(206)
Balance as of end of period	$119	$177	$119	$177
Contract Balances
The opening and closing balances of contract assets (unbilled receivables) are as follows:

	June 30, 2025	December 31, 2024
Balance at beginning of the year	$4,074	$5,942
Ending balance	2,217	4,074
Change	$(1,857)	$(1,868)
The difference between the opening and closing balances of the Company’s contract assets (unbilled receivables) primarily results from timing differences between the Company’s performance and the Company’s invoicing as well as the number of active installation projects.
The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	June 30, 2025	December 31, 2024
Balance at beginning of the year	$33,182	$39,579
Ending balance	29,283	33,182
Change	$(3,899)	$(6,397)
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily relates to a shift from multi-year contracts billed upfront to contracts billed on an annual basis, resulting in less deferred revenue being added upon invoice date.
The Company recognized $3.9 million and $8.4 million of prior year deferred software revenue during the three and six months ended June 30, 2025, respectively, and $3.8 million and $8.2 million of prior year deferred software revenue during the three and six months ended June 30, 2024, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Contract liabilities (deferred revenue) consisted of the following:

	June 30, 2025	December 31, 2024
Revenue	$13,294	$14,419
Interest expense	(2,038)	(2,519)
Total current deferred revenue	$11,256	$11,900

Revenue	$21,803	$25,990
Interest expense	(3,776)	(4,708)
Total non-current deferred revenue	$18,027	$21,282
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
The Company’s marketable securities by security type are summarized as follows:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$3,651	$(1)	$3,650
Total available-for-sale securities	$3,651	$(1)	$3,650

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$5,184	$3	$5,187
Total available-for-sale securities	$5,184	$3	$5,187
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of June 30, 2025
	Amortized Cost	Estimated Fair Value
Due in less than one year	$3,651	$3,650
Due in one to five years	—	—
Total investments	$3,651	$3,650

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in less than one year	$5,184	$5,187
Due in one to five years	—	—
Total investments	$5,184	$5,187

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
As of June 30, 2025, the Company had not identified any impairment indicators in its investments.
For the three and six months ended June 30, 2025, the Company received $4.7 million and $8.3 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. For the three and six months ended June 30, 2024, the Company received $22.9 million and $73.3 million, respectively, of proceeds from maturities and call redemptions, recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. Gains and losses are determined using the specific identification method, whereby realized gains and losses are calculated based on the historical cost of the specific available-for-sale securities sold, matured or redeemed.
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
During the three months ended December 31, 2025, the privately held company entered into a definitive agreement to be acquired by a third-party. The Company did not record any adjustment to the carrying value of the investment as of June 30, 2025 since the transaction has not been finalized and is subject to customary closing conditions and regulatory approval. The Company will evaluate the impact of the transaction on the fair value of the investment in future reporting periods.
8.FAIR VALUE MEASUREMENTS AND CONCENTRATIONS OF CREDIT RISK
Fair Value Measurements
The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of June 30, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash	$4,076	$—	$—	$4,076
Money market funds and other cash equivalents	—	42,651	—	42,651
Total cash and cash equivalents	4,076	42,651	—	46,727
Available-for-sale securities	877	2,773	—	3,650
Investment in private company	—	—	954	954
Total assets	$4,953	$45,424	$954	$51,331

Liabilities
Warrant liability	$—	$99	$—	$99
Total liabilities	$—	$99	$—	$99

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
As of June 30, 2025 and December 31, 2024, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
During the three and six months ended June 30, 2025, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three and six months ended June 30, 2025.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities. See Note 7. Investments.
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of June 30, 2025, the Company had one customer that accounted for $6.1 million, or 50%, of gross accounts receivable. As of December 31, 2024, the Company had two customers that accounted for $4.8 million and $1.3 million, or 48% and 13%, respectively, of gross accounts receivable. As of June 30, 2025 and December 31, 2024, the Company had one customer that accounted for $1.8 million and $3.2 million, or 82% and 78%, respectively, of unbilled receivables. For the three months ended June 30, 2025, the Company had two customers that accounted for $6.5 million and $2.1 million, or 34% and 11%, of total revenue, respectively. For the six months ended June 30, 2025, the Company had one customer that accounted for $11.4 million, or 33%, of total revenue. For the three and six months ended June 30, 2024, the Company had one customer that accounted for $5.1 million and $9.6 million, or 39% and 39%, respectively, of total revenue.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

9.INVENTORIES, NET
Inventories, net consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$5,078	$6,115
Finished goods	13,129	8,261
Total current inventories, net	18,207	14,376
Finished goods, non-current, net	13,602	16,082
Total inventories, net	$31,809	$30,458
The total excess and obsolete inventory reserve as of June 30, 2025 and December 31, 2024 was $11.9 million and $12.8 million, respectively.
10.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid inventory	$6,728	$12,721
Insurance receivable	—	10,001
Unbilled receivables, net	2,217	4,074
Investment in private company	954	954
Prepaid capitalized incentives	437	437
Prepaid installation payments	126	227
Other prepaid expenses and other current assets	2,827	2,109
Total prepaid expenses and other current assets	$13,289	$30,523
As of December 31, 2024, insurance receivable includes $10.0 million related to a stockholder class action lawsuit settlement that was paid by the Company’s insurers to the designated plaintiff account in the six months ended June 30, 2025.
11.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	June 30, 2025	December 31, 2024
Internally-developed software	$25,937	$23,188
Software-in-development	3,856	5,507
Less: accumulated amortization	(20,496)	(17,947)
Total internally-developed software, net	$9,297	$10,748
During the three and six months ended June 30, 2025, the Company capitalized $0.9 million and $1.1 million, respectively, in internally-developed software. During the three and six months ended June 30, 2024, the Company capitalized $1.8 million and $2.7 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service, and capitalized amounts are presented net of costs related to discontinued projects.
Total amortization expense related to internally-developed software for the three and six months ended June 30, 2025 was $1.2 million and $2.5 million, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

12.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During the three and six months ended June 30, 2025 and 2024, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required. No goodwill impairment charges were recorded during each of the three and six months ended June 30, 2025 and 2024.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	June 30, 2025	December 31, 2024
Domain names	$2,034	$2,034
Developed technology	600	600
Customer relationships	595	595
Patents	37	37
Non-compete	10	10
Licenses	4	4
Intangible assets	$3,280	$3,280
Less: accumulated amortization	(814)	(696)
Total intangible assets, net	$2,466	$2,584
Total amortization expense related to intangible assets was $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5
There was no intangible impairment expense recorded in the three and six months ended June 30, 2025 and 2024.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

13.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued litigation costs	$9,080	$25,627
Investment purchases payable	3,156	—
Accrued compensation	969	722
Accrued restructuring costs	558	1,053
Accrued warranties	236	226
Accrued purchases	956	3,109
Accrued audit fees	202	2,008
Other accrued expenses	1,818	2,321
Total accrued expenses	$16,975	$35,066
As of June 30, 2025, accrued litigation costs primarily included (i) $6.8 million related to a service provider demand and (ii) $1.95 million related to settlement of the Schwartz Action. As of December 31, 2024, accrued litigation costs primarily included (i) the Company’s $14.875 million share of the settlement related to consolidated class action complaints in the Court of Chancery of the State of Delaware, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the securities class action pursuant to the complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”), and (iv) $1.95 million related to settlement of the Schwartz Action. See Note 15. Commitments and Contingencies for definitions and further discussion of such matters.
During the three and six months ended June 30, 2025, the Company (i) received $3.2 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $3.2 million is included in the balance of cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, and a liability of $3.2 million presented as investment purchases payable is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2025. The funds were deducted from the Company’s account in July 2025. Accordingly, the sum of the Company’s cash and cash equivalents as of June 30, 2025 is $3.2 million higher than it would have been had the funds been deducted from the Company’s account prior to June 30, 2025.
14.DEBT
A summary of the Company’s debt is as follows:

	June 30, 2025	December 31, 2024
Term loan	$5,292	$5,829
Total debt	5,292	5,829
Less: Current portion of long-term debt	(1,314)	(1,314)
Total long-term debt	$3,978	$4,515
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The fair value of the Loan was $5.3 million and $5.8 million as of June 30, 2025 and December 31, 2024, respectively.
Payments under the Loan were interest-only through January 15, 2025. Thereafter, the Company is required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the Loan.
The Loan is secured by substantially all of the Company’s assets, excluding intellectual property, and the Loan Agreement contains customary affirmative and negative covenants, including a minimum liquidity ratio of 4.00. If an event of default occurs under the Loan Agreement, Customers Bank may declare all outstanding obligations immediately due and payable and exercise its other rights and remedies. As of June 30, 2025, the Company was in compliance with all covenants.
The following table presents the future minimum principal payments on the total borrowings under all debt agreements as of June 30, 2025:

Remainder of 2025	$667
2026	1,333
2027	1,333
2028	1,333
2029	778
Total future minimum payments	5,444
Less: debt discount	(152)
Total	$5,292
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Legal Contingencies
Securities Litigation
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees and expert fees to the putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the restatement of certain of the Company’s historical financial statements (the “Restatement”), and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay the settlement class in the amount of $1.95 million in exchange for the dismissal of all claims against the defendants (including the Company). The amount of the settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. The parties filed a final stipulation of settlement in June 2025, which was approved by the court in December 2025. The Company paid the settlement amount in November 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-07473 (the “Gottlieb Action”). The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273. At this time, the Company is negotiating a potential settlement and has estimated a potential loss and accrued $0.2 million and $0.1 million of expenses on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The Company does not believe the allegations are meritorious and intends to vigorously defend against them.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2025 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
16.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	June 30, 2025	December 31, 2024
Stock options issued and outstanding	24,381,384	26,436,951
Restricted stock units issued and outstanding	375,640	375,640
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
Bank warrant	1,000,000	1,000,000
2021 Incentive Award Plan available shares	36,166,709	25,869,878
Total	77,257,034	69,015,770
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

17.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,849)	$(16,937)	$(19,099)	$(30,574)

Basic weighted-average common shares(1)	160,416,365	156,386,470	160,344,652	156,386,470
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares(1)	160,416,365	156,386,470	160,344,652	156,386,470
Basic and diluted net loss per common share	$(0.05)	$(0.11)	$(0.12)	$(0.20)

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
The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, restricted stock units (“RSUs”) and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	June 30, 2025	June 30, 2024
Stock options	24,381,384	12,513,799
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	2,861,351	19,075,675
Restricted stock units	375,640	6,043,372
Warrants	16,333,301	15,333,301
Total	44,689,676	53,704,147
18.STOCK-BASED COMPENSATION
The components of stock-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$101	$49	$238	$107
Restricted common stock(1)	(147)	1,386	(51)	2,772
Restricted stock units	—	544	14	1,219
Capitalized costs(2)	(4)	(61)	—	(110)
Total stock-based compensation expense	$(50)	$1,918	$201	$3,988

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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1	$—	$2	$3
Research and development	3	201	46	535
Sales and marketing	19	4	39	3
General and administrative	(73)	1,713	114	3,447
Total stock-based compensation expense	$(50)	$1,918	$201	$3,988
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the closing of the 2021 Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Company’s board of directors. Effective January 1, 2022, 2023, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376, 8,810,007 and 8,241,264 shares, respectively. As of June 30, 2025, there were 34,166,709 shares available for future grants under the 2021 Plan.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock Options
A summary of the status of stock options as of June 30, 2025, and changes during the six months ended June 30, 2025, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2024	26,436,951	$0.56
Options granted	700,000	$0.16
Options exercised	—	$—
Options forfeited	(2,628,634)	$0.47
Options expired	(126,933)	$0.13
Balance at June 30, 2025	24,381,384	$0.56	6	$2,316
Exercisable at June 30, 2025	12,386,866	$0.69	2	$2,316

(1)Approximately 3.8 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
Total compensation expense not yet recognized related to unvested stock options was $0.1 million as of June 30, 2025, which was expected to be recognized over a weighted-average period of 2.3 years. Stock options granted prior to 2024 had no material impact on the accompanying condensed consolidated financial statements. As of June 30, 2025, total compensation expense not yet recognized related to the unvested performance stock options granted in 2024 was $2.2 million, which was expected to be recognized over a weighted-average period of 4.7 years.
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
A summary of RSU activity is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2024	375,640	$6.26
Granted	—	$—
Vested and released	—	$—
Forfeited	—	$—
Balance at June 30, 2025	375,640	$6.26
Approximately 0.1 million and 0.3 million RSUs vested during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.
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
The “Separation Shares” consisted of 2,861,351 shares (representing 75% of the Remaining Shares) releasable from the transfer restrictions and the Amended Repurchase Option in equal tranches based upon the Company’s common stock reaching specified market trading prices. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to the Separation Shares. The unrecognized stock-based compensation expense related to the Separation Shares was $0.6 million as of June 30, 2025, which was being expensed over a weighted-average period of 3.3 years.
Prior to the execution of the Restated Restriction Agreement, the Company recognized stock-based compensation expense of $1.4 million and $2.8 million for the three and six months ended June 30, 2024, respectively, of the $21.0 million attributable to post-combination service. Total unrecognized stock-based compensation expense related to the Siminoff Shares as of June 30, 2024 was $15.5 million, which was being expensed over a period of 2.8 years.
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
In May 2025, the Company terminated the Advisory Services. In connection therewith, the Company repurchased 0.8 million of the Advisory Shares from Mr. Siminoff for the Repurchase Price, or a total payment of $40.16, with the balance released from the Amended Repurchase Option and the transfer restrictions. The repurchase resulted in the reversal of $0.2 million of stock-based compensation expense by the Company.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

19.INTEREST (EXPENSE) INCOME, NET
The components of interest (expense) income, net include interest expense associated with the significant financing component of the Company’s longer-term software contracts and interest expense associated with the Company’s debt financing arrangements, offset by interest income on highly liquid short-term investments.
Interest (expense) income, net is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$477	$1,621	$1,091	$3,623
Interest expense	(758)	(1,100)	(1,625)	(2,656)
Interest (expense) income, net	$(281)	$521	$(534)	$967
20.INCOME TAXES
The income tax provision for the three and six months ended June 30, 2025 was zero and zero, respectively. The income tax provision for the three and six months ended June 30, 2024 was zero and $0.002 million, respectively.
For the three and six months ended June 30, 2025 and 2024, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of June 30, 2025, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.
21.RELATED-PARTY TRANSACTIONS
The Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to such customers. As of June 30, 2025 and December 31, 2024, the Company had $0.1 million and $0.05 million, respectively, of receivables due from these customers, which is included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2025, the Company had $0.002 million and $0.003 million, respectively, of hardware revenue, $0.05 million and $0.1 million, respectively, of software revenue, and $0.2 million and $0.5 million, respectively, of services revenue from these customers, which was included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2024, the Company had $0.001 million and $0.003 million, respectively, of hardware revenue and $0.04 million and $0.1 million, respectively, of software revenue from these customers, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
22.RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Pronouncements
No new accounting standards that were material to the Company were adopted in the three months ended June 30, 2025.
Accounting Pronouncements Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was intended to align the requirements of the ASC with overlapping SEC requirements. The guidance in ASU 2023-06 is required to be applied prospectively, and the ASC amendments will be effective only upon the removal of the overlapping SEC disclosure requirements. If, however, the SEC does not act to remove the relevant overlapping requirements by June 30, 2027, the FASB amendments will not be effective.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to increase the transparency of income tax disclosures, particularly the rate reconciliation table and disclosures about income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. The Company has not early-adopted this standard and is evaluating its impact on the Company’s consolidated financial statements for the year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. In addition, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date in January 2025 to clarify the requirement to adopt ASU 2024-03 in annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating these standards to determine the impact on its consolidated financial statements and related disclosures.
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
23.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of these financial statements and determined that there have been no events that have occurred that would require adjustments to its disclosures in the condensed consolidated financial statements.

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

Our key business metrics are as follows for the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024		$ Change	% Change
GAAP Measures:
Software revenue	$5,244	$5,022		$222	4.4%
Total revenue	$19,055	$12,938		$6,117	47.3%
Net loss	$(7,849)	$(16,937)		$9,088	(53.7%)
Non-GAAP Measure:
Adjusted EBITDA	$(5,689)	$(7,519)	(1)	$1,830	(24.3%)

(1)    The previously reported Adjusted EBITDA of $(9.9) million for the three months ended June 30, 2024 has been corrected to $(7.5) million herein to exclude an additional $2.4 million in non-ordinary course legal fees and settlement reserves.

	Six Months Ended June 30,
	2025	2024		$ Change	% Change
GAAP Measures:
Software revenue	$10,403	$10,059		$344	3.4%
Total revenue	$34,829	$24,973		$9,856	39.5%
Net loss	$(19,099)	$(30,574)		$11,475	(37.5%)
Non-GAAP Measure:
Adjusted EBITDA	$(12,955)	$(13,596)	(1)	$641	(4.7%)

(1)    The previously reported Adjusted EBITDA of $(17.3) million for the six months ended June 30, 2024 has been corrected to $(13.6) million herein to exclude an additional $3.7 million in non-ordinary course legal fees and settlement reserves.
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,849)	$(16,937)	$(19,099)	$(30,574)
Depreciation and amortization	1,320	1,814	2,842	3,710
Interest expense (income), net(1)	281	(521)	534	(967)
Provision for income taxes	—	—	—	2
Change in fair value of warrant liability	32	(53)	69	1
Restructuring costs	(30)	(10)	(88)	65
Non-ordinary course legal fees and settlement reserves(2)	607	6,270	2,586	10,179
Stock-based compensation expense(3)	(50)	1,918	201	3,988
Adjusted EBITDA(4)	$(5,689)	$(7,519)	$(12,955)	$(13,596)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and has therefore broken out the interest component and recorded it as a component of interest (expense) income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest (expense) income, net includes interest expense associated with the significant financing component of $0.6 million and $1.4 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively.
(2)Amounts primarily represent legal fees related to securities and derivative litigation and the SEC’s ongoing investigation into issues related to the Company’s key performance indicators and revenue recognition practices (the “SEC Investigation”). The previously reported amount of $3.9 million and $6.5 million for the three and six months ended June 30, 2024, respectively, has been corrected to $6.3 million and $10.2 million, respectively, herein to include an additional $2.4 million and $3.7 million, respectively, in non-ordinary course legal fees and settlement reserves, consistent with the current-period presentation. While the Company is involved in various litigation and legal disputes in the ordinary course of its business, the Company believes the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
(3)See Note 18. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”
(4)The previously reported Adjusted EBITDA of $(9.9) million and $(17.3) million for the three and six months ended June 30, 2024, respectively, has been corrected to $(7.5) million and $(13.6) million, respectively, herein to exclude an additional $2.4 million and $3.7 million, respectively, in non-ordinary course legal fees and settlement reserves.
Components of Results of Operations
Revenue
Hardware Revenue. We generate hardware revenue primarily from the sale of our portfolio of devices for our smart access and smart home solutions. We sell hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through our channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when there is evidence a contract exists and control of the hardware has been transferred to the customer. The Company provides warranties that its hardware will be substantially free from defects in materials and workmanship, generally for a period of one or two years for electronic components, depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products.
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
Other (Expense) Income, Net
Other (expense) income, net consists of interest expense associated with the significant financing component of our longer-term software contracts, interest expense associated with our debt financing arrangements, interest income on highly liquid short-term investments, gain or loss on extinguishment of debt and gain or loss on change in fair value of derivative liabilities, warrant liabilities and trading securities.
Interest (expense) income, net is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$477	$1,621	$1,091	$3,623
Interest expense	(758)	(1,100)	(1,625)	(2,656)
Interest (expense) income, net	$(281)	$521	$(534)	$967
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
Comparison of three months ended June 30, 2025 and June 30, 2024

	Three Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	$ Change	% Change

Revenue
Hardware	$5,916	$5,583	$333	6.0%
Software	5,244	5,022	222	4.4%
Professional services	7,895	2,333	5,562	238.4%
Total revenue	19,055	12,938	6,117	47.3%
Cost of revenue(1)
Hardware	4,150	4,352	(202)	(4.6%)
Software	503	573	(70)	(12.2%)
Professional services	6,206	2,081	4,125	198.2%
Total cost of revenue	10,859	7,006	3,853	55.0%
Operating expenses
Research and development	4,454	2,940	1,514	51.5%
Sales and marketing	4,150	2,252	1,898	84.3%
General and administrative	5,856	16,726	(10,870)	(65.0%)
Depreciation and amortization	1,320	1,814	(494)	(27.2%)
Total operating expenses	15,780	23,732	(7,952)	(33.5%)
Loss from operations	(7,584)	(17,800)	10,216	57.4%
Other (expense) income, net
Change in fair value of warrant liability	(32)	53	(85)	N.M.
Interest (expense) income, net	(281)	521	(802)	N.M.
Other income, net	48	289	(241)	(83.4%)
Total other (expense) income, net	(265)	863	(1,128)	N.M.
Loss before income taxes	(7,849)	(16,937)	9,088	53.7%
Provision for income taxes	—	—	—	N.M.
Net loss	$(7,849)	$(16,937)	$9,088	53.7%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(2)	(9)	7	(77.8%)
Foreign currency translation adjustment	(15)	(4)	(11)	275.0%
Comprehensive loss	$(7,866)	$(16,950)	$9,084	53.6%
Net loss per common share:
Basic and diluted net loss per common share	$(0.05)	$(0.11)	$0.06	54.5%
Weighted average shares outstanding:
Basic and diluted	160,416,365	156,386,470

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $6.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a $5.6 million increase in professional services revenue, driven by (i) a full quarter of revenue in 2025 following the HelloTech merger and property management acquisitions in 2024, which contributed $4.4 million in revenue, and (ii) a $1.2 million increase in installation services revenue.
Cost of Revenue
Cost of revenue increased by $3.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a $4.1 million increase in professional services cost, driven by (i) a full quarter of costs in 2025 following the HelloTech merger and property management acquisitions in 2024, which contributed $3.1 million of costs, and (ii) a $1.1 million increase in installation services costs.
Research and Development Expenses
Research and development expenses increased by $1.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a $0.9 million increase in compensation expense resulting from lower capitalization of internally-developed software costs and a $0.6 million increase in third-party expense associated with overlapping costs related to the transition of engineering contractors through the first half of 2025.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily related to HelloTech, including a $1.3 million increase in compensation expense and a $0.4 million increase in digital marketing expenses.
General and Administrative Expenses
General and administrative expenses decreased by $10.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a (i) $5.5 million reduction in non-ordinary course investigation, legal and settlement fees, (ii) $1.8 million decrease in RSU expense, (iii) $1.6 million decrease in audit fees and (iv) $1.4 million decrease in consulting fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $0.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to lower amortization expense of capitalized internally-developed software and lower depreciation expense.
Total Other (Expense) Income, Net
Total other (expense) income, net decreased by $1.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a $1.5 million reduction in interest income resulting from lower average principal investment balances, partially offset by a $0.3 million decrease in interest expense related to the significant financing component of longer term software contracts.

Comparison of six months ended June 30, 2025 and June 30, 2024

	Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	$ Change	% Change

Revenue
Hardware	$9,953	$10,226	$(273)	(2.7)%
Software	10,403	10,059	344	3.4%
Professional services	14,473	4,688	9,785	208.7%
Total revenue	34,829	24,973	9,856	39.5%
Cost of revenue(1)
Hardware	7,453	7,377	76	1.0%
Software	1,054	930	124	13.3%
Professional services	10,647	4,280	6,367	148.8%
Total cost of revenue	19,154	12,587	6,567	52.2%
Operating expenses
Research and development	10,087	7,141	2,946	41.3%
Sales and marketing	7,727	4,751	2,976	62.6%
General and administrative	13,627	28,575	(14,948)	(52.3)%
Depreciation and amortization	2,842	3,710	(868)	(23.4)%
Total operating expenses	34,283	44,177	(9,894)	(22.4)%
Loss from operations	(18,608)	(31,791)	13,183	41.5%
Other (expense) income, net
Interest (expense) income, net	(534)	967	(1,501)	N.M.
Change in fair value of warrant liability	(69)	(1)	(68)	N.M.
Other income, net	112	253	(141)	(55.7)%
Total other (expense) income, net	(491)	1,219	(1,710)	N.M.
Loss before income taxes	(19,099)	(30,572)	11,473	37.5%
Provision for income taxes	—	2	(2)	N.M.
Net loss	$(19,099)	$(30,574)	$11,475	37.5%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(16)	(44)	28	(63.6)%
Foreign currency translation adjustment	(11)	2	(13)	N.M.
Comprehensive loss	$(19,126)	$(30,616)	$11,490	37.5%
Net loss per common share:
Basic and diluted net loss per common share	$(0.12)	$(0.20)	$0.08	40.0%
Weighted average shares outstanding:
Basic and diluted	160,344,652	156,386,470

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $9.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a $9.8 million increase in professional services revenue, driven by (i) a full period of revenue in 2025 following the HelloTech merger and property management acquisitions in 2024, which contributed $9.0 million of revenue, and (ii) a $0.8 million increase in installation services revenue.
Cost of Revenue
Cost of revenue increased by $6.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a $6.4 million increase in professional services cost, driven by (i) a full period of costs in 2025 following the HelloTech merger and property management acquisitions in 2024, which contributed $5.8 million of cost and (ii) a $0.6 million increase in installation services cost.
Research and Development Expenses
Research and development expenses increased by $2.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a $1.6 million increase in third-party expense associated with overlapping costs related to the transition of engineering contractors in the first half of 2025 and $1.0 million increase in compensation expense resulting from lower capitalization of internally-developed software costs. This increase was partially offset by a $0.6 million decrease in stock-based compensation relating to lower expense associated with outstanding RSUs.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily related to HelloTech, including a $2.1 million increase in compensation expense and a $0.5 million increase in digital marketing expenses.
General and Administrative Expenses
General and administrative expenses decreased $14.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a (i) $7.4 million reduction in non-ordinary course investigation, legal and settlement fees, (ii) $3.4 million decrease in RSU expense, (iii) $2.4 million decrease in consulting fees, (iv) $1.5 million decrease in audit fees, (v) $0.6 million decrease in compensation expense and (vi) $0.5 million sales tax refund from prior years. These decreases were partially offset by a $1.0 million increase in insurance and bad debt expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $0.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to lower amortization expense of capitalized internally-developed software and lower depreciation expense.
Total Other (Expense) Income, Net
Total other (expense) income, net decreased by $1.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $2.8 million reduction in interest income resulting from lower average principal investment balances, partially offset by $0.6 million reduction in interest expense related to the significant financing component of longer term software contracts and lower interest expense on debt of $0.5 million.
Liquidity and Capital Resources
We have incurred losses since our inception. To date, the Company’s principal sources of liquidity have been the net proceeds received as a result of the Company’s 2021 business combination and payments received from our customers.
As of December 31, 2025 and June 30, 2025, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $34.7 million and $50.4 million, respectively. The Company’s available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.

As of June 30, 2025, the Company also had approximately $31.8 million in net inventory.
During the three and six months ended June 30, 2025, the Company (i) received $3.2 million of proceeds from the sale of a maturing available-for-sale security and (ii) reinvested the proceeds by purchasing an equal amount of new securities prior to such date. The Company uses trade-date accounting and, as such, the new securities position of $3.2 million is included in the balance of available-for-sale securities on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, and a liability of $3.2 million presented as investment purchases payable is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2025. The funds were deducted from the Company’s account in July 2025. Accordingly, the sum of the Company’s cash and cash equivalents as of June 30, 2025 is $3.2 million higher than it would have been had the funds been deducted from the Company’s account prior to June 30, 2025.
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
Commitments and Contractual Obligations
We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. Following the 2024 property management acquisitions, in February 2024 we entered into a three-year advisory agreement with a partner pursuant to which the partner provides DPM with certain management and advisory services related to DPM’s property management business. Pursuant to such agreement, we are required to pay the partner $0.5 million annually. As of June 30, 2025, the Company had a remaining obligation of $0.8 million under the advisory agreement.
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
As of June 30, 2025 and December 31, 2025, the outstanding principal of the Loan was $5.4 million and $4.8 million, respectively. The Company was in compliance with the covenants under the Loan Agreement as of June 30, 2025 and December 31, 2025.
On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock. The warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030.
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(23,244)	$(44,483)
Net cash provided by investing activities	476	59,238
Net cash used in financing activities	(556)	(22,000)
Effect of exchange rates on cash	(152)	29
Net change in cash and cash equivalents	$(23,476)	$(7,216)
Operating Activities. Net cash used in operating activities for the six months ended June 30, 2025 decreased by $21.2 million compared to the six months ended June 30, 2024. The decrease was primarily due to a $7.7 million decrease in net loss adjusted for non-cash items, a $5.9 million favorable change in working capital, primarily related to accounts receivable and other current liabilities, a $4.8 million decrease in inventory prepayments and purchases and a $2.9 million reduction in cash outflows related to litigation and restructuring activities. Management continues to focus on cost discipline, inventory management and liquidity preservation as it seeks to reduce operating cash usage.
Investing Activities. Net cash provided by investing activities decreased by $58.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Cash flows from investing activities primarily consist of the net purchases and sales of available-for-sale securities. The decrease was primarily attributable to the use of investment proceeds to fund operating losses, with the remaining proceeds reinvested in shorter-term securities classified as cash equivalents to maintain liquidity and preserve capital.
Financing Activities. For the six months ended June 30, 2025, net cash used in financing activities decreased by $21.4 million compared to the six months ended June 30, 2024. The decrease represents the difference between the $22.0 million repayment of the Promissory Notes in 2024 and the $0.6 million repayment of the Loan during the six months ended June 30, 2025.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2025 and December 31, 2024 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
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

Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to June 30, 2025, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we initially identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). During 2022, the Company completed multiple reductions in force that impacted approximately 51% of the Company’s full-time employees in addition to the transition of the Company’s Chief Financial Officer in March 2022. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness, which continued to exist as of June 30, 2025, and contributed to additional material weaknesses identified as of December 31, 2022 in the 2022 Annual Report.
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
While management believes that these remediation actions have resulted in meaningful improvements to the Company’s control environment and strengthened the Company’s Tone at the Top, the Company continues to evaluate the sustained operating effectiveness of the relevant controls. As of June 30, 2025, management had not yet concluded that the remediation of the material weakness related to Tone at the Top had been fully validated.
The additional, previously disclosed material weaknesses that remained as of June 30, 2025 (collectively with Tone at the Top, the “Legacy Material Weaknesses”) are as follows:
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
Control Activities. The Company did not design and implement effective control activities and identified the following material weaknesses, which are in addition to the 2021 Material Weakness:
◦Ineffective design and operation of certain control activities to respond to potential risks of material misstatement of revenue. In particular, the Company failed to: (i) ensure that relevant terms sales representatives had negotiated with customers were identified and communicated to the accounting department, resulting in a failure to properly account for such terms, (ii) fully consider the impact of certain terms of sales agreements on the amount and timing of revenue to be recognized and (iii) identify and account for extended payment terms. As a result of these control design deficiencies, the policies and controls related to revenue recognition were not effective in ensuring that (a) revenue was recorded at the correct amount and in the correct period and (b) the accounting department was informed of all elements and deliverables of certain arrangements. These design deficiencies led to inaccuracies in amounts and timing of revenue recognition and allowances for uncollectible accounts that contributed to material accounting errors in 2022 and prior years.
◦Ineffective design and operation of certain control activities due to the significant 2022 personnel changes discussed above. Control deficiencies, which aggregate to a material weakness, occurred within the following areas: order to cash, inventory, financial close, sales commissions, procure-to-pay, capitalized software and information and technology general controls.
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
Accordingly, as management continues to monitor the effectiveness of our internal control over financial reporting, the Company will continue to perform additional procedures prescribed by management, including the use of certain manual mitigating control procedures and the employment of additional tools and resources deemed necessary, to ensure that our future consolidated financial statements are fairly stated in all material respects. In addition to the remediation activities identified with respect to the Tone at the Top material weakness, the following remediation activities highlight the Company’s commitment to remediating the Legacy Material Weaknesses:
◦Hired finance and accounting professionals with the appropriate level of experience and training necessary to develop, maintain and improve our accounting policies, procedures and internal controls and continue to hire other qualified finance and accounting professionals.
◦Provided, and continue to provide, training for employees regarding their responsibilities related to the performance or oversight of internal controls.
◦Reinforced the importance of communication between the sales, accounting and finance departments regarding key terms of, and changes or modifications to, sales transactions, including by establishing controls requiring finance department approval of certain non-standard terms.

◦Updated operative sales contracts to clarify that no transactional terms exist outside of the signed agreements and no oral agreements are valid and enforceable. Legal department approval is required prior to execution of such contracts.
◦Developed an intranet for employees to reference, which includes an organizational chart and access to Company-wide policies and other resources, including the Code of Ethics, the Whistleblower Policy and access information for our anonymous reporting hotline.
◦Actively reviewing, reevaluating and improving our Sarbanes-Oxley compliance program, including governance, risk assessment, testing methodologies and corrective action.
◦Reestablished an enterprise risk committee, meeting regularly.
◦Enhanced procedures to perform an updated, comprehensive enterprise risk assessment, including a focus on the issues identified in the Investigation.
◦Implemented an internal control compliance software to assist with the ongoing monitoring of control performance, streamline internal control management and allow for enhanced reporting of the status of our Sarbanes-Oxley compliance program.
◦Developed, and continue to develop, internal control documentation over financial processes and related disclosures. The Company plans to continue to design and implement control activities to mitigate risks identified and test the operating effectiveness of such controls.
◦Revised policies and procedures related to our revenue recognition process, including revisions to the assessment, approval matrix and exception handling processes. The Company intends to conduct a similar review annually, including review and assessment of revenue recognition-related controls and information technology system configurations.
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2025, will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in the 2024 Annual Report filed with the SEC on November 5, 2025 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities
As described further in Note 18. Stock-Based Compensation, in Part I, Item 1. “Financial Statements,” the Company repurchased shares of common stock held by Mr. Siminoff in connection with the termination of Mr. Siminoff’s Advisory Services in May 2025. The following table summarizes the repurchase of our common stock during the three months ended June 30, 2025.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) Purchased under the Plans or Programs
April 1, 2025 - April 30, 2025	—	—	—	—
May 1, 2025 - May 31, 2025	790,465	$0.0000508	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	790,465		—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended June 30, 2025 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ David Lillis
David Lillis
Chief Executive Officer

January 23, 2026

By:	/s/ Jeff Mayfield
Jeff Mayfield
Chief Financial Officer

January 23, 2026