Form 10-Q
period 2025-09-30
Latch, Inc.
filed 2026-02-11
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of February 9, 2026, there were 164,257,801 shares of the registrant’s common stock outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”), titled “Risk Factors,” as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:
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
•whether the Company’s common stock and warrants, which are trading on OTC Markets Group Inc.’s (“OTC”) Expert Market (the “OTC Expert Market”), may remain on the OTC Expert Market rather than be listed on the OTCQX, OTCQB, OTCID or OTC Pink Limited markets;
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

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$42,576	$70,203
Available-for-sale securities	1,733	5,187
Accounts receivable, net	7,918	9,864
Inventories, net current	15,124	14,376
Prepaid expenses and other current assets	12,262	30,523
Total current assets	79,613	130,153
Property and equipment, net	921	1,073
Internally-developed software, net	9,061	10,748
Inventories, net non-current	14,612	16,082
Goodwill	30,205	30,205
Intangible assets, net	2,382	2,584
Other non-current assets	4,819	5,579
Total assets	$141,613	$196,424
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,993	$7,821
Accrued expenses	12,910	35,066
Deferred revenue, current	11,451	11,900
Current portion of long-term debt	1,314	1,314
Other current liabilities	730	1,092
Total current liabilities	33,398	57,193
Deferred revenue, non-current	16,506	21,282
Long-term debt	3,655	4,515
Other non-current liabilities	2,175	2,251
Total liabilities	55,734	85,241
Commitments and contingencies (see Note 15)
Stockholders’ equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 163,296,812 and 164,087,277 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively(1)	19	19
Treasury stock	(1)	(1)
Additional paid-in capital	770,238	769,866
Accumulated other comprehensive income	26	21
Accumulated deficit	(684,403)	(658,722)
Total stockholders’ equity	85,879	111,183
Total liabilities and stockholders’ equity	$141,613	$196,424

(1)Shares issued and outstanding exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Hardware	$5,146	$3,611	$15,099	$13,837
Software	5,370	5,077	15,773	15,136
Professional services	6,910	6,255	21,383	10,943
Total revenue	17,426	14,943	52,255	39,916
Cost of revenue(1)
Hardware	3,927	3,537	11,380	10,914
Software	502	519	1,556	1,449
Professional services	5,279	4,812	15,926	9,092
Total cost of revenue	9,708	8,868	28,862	21,455
Operating expenses
Research and development	3,759	4,875	13,846	12,016
Sales and marketing	3,995	3,954	11,722	8,705
General and administrative	5,019	12,827	18,646	41,402
Depreciation and amortization	1,271	1,805	4,113	5,515
Total operating expenses	14,044	23,461	48,327	67,638
Loss from operations	(6,326)	(17,386)	(24,934)	(49,177)
Other (expense) income, net
Change in fair value of warrant liability	31	(61)	(38)	(62)
Interest (expense) income, net	(251)	405	(785)	1,372
Other (expense) income, net	(36)	(14)	76	239
Total other (expense) income, net	(256)	330	(747)	1,549
Loss before income taxes	(6,582)	(17,056)	(25,681)	(47,628)
Provision for income taxes	—	—	—	2
Net loss	$(6,582)	$(17,056)	$(25,681)	$(47,630)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	—	13	(16)	(31)
Foreign currency translation adjustment	32	(9)	21	(7)
Comprehensive loss	$(6,550)	$(17,052)	$(25,676)	$(47,668)
Net loss per common share:
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.16)	$(0.30)
Weighted average shares outstanding:
Basic and diluted	160,435,461	156,386,470	160,375,254	156,386,470

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

Latch, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(in thousands)

	Common Stock(1)		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2025	164,087	$19	$769,866	$(1)	$21	$(658,722)	$111,183
Stock-based compensation	—	—	247	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	4	—	4
Unrealized loss on available-for-sale securities	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(11,250)	(11,250)
March 31, 2025	164,087	19	770,113	$(1)	11	(669,972)	100,170
Stock-based compensation	—	—	(46)	—	—	—	(46)
Foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Unrealized loss on available-for-sale securities	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(7,849)	(7,849)
June 30, 2025	164,087	19	770,067	(1)	(6)	(677,821)	92,258
Stock-based compensation	—	—	171	—	—	—	171
Foreign currency translation adjustment	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	(6,582)	(6,582)
September 30, 2025	164,087	$19	$770,238	(1)	$26	$(684,403)	$85,879

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024

Operating activities
Net loss	$(25,681)	$(47,630)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	4,113	5,515
Non-cash interest income	(149)	(1,101)
Change in fair value of warrant liability	38	62
Unrealized (income) loss on marketable securities	(14)	89
Realized loss on available-for-sale securities	—	1
Impairment loss on long-lived assets	—	189
Provision for expected credit losses, net of recoveries	87	(124)
Provision for credit losses on contract assets	(12)	(143)
Stock-based compensation expense	368	5,761
Changes in assets and liabilities (excluding effects of acquisitions)
Accounts receivable	1,859	(3,406)
Inventories, net	722	2,220
Prepaid expenses and other current assets	18,280	822
Other non-current assets	904	315
Accounts payable	(827)	(1,085)
Accrued expenses	(22,155)	(17,147)
Other current liabilities	(362)	(1,448)
Other non-current liabilities	(85)	146
Deferred revenue	(5,225)	(5,008)
Net cash used in operating activities	(28,139)	(61,972)
Investing activities
Purchase of available-for-sale securities	(6,656)	(11,897)
Proceeds from sales and maturities of available-for-sale securities	10,257	89,094
Business acquisitions, net of cash acquired	—	(950)
Purchase of property and equipment	(74)	(230)
Capitalized internally-developed software	(1,997)	(4,143)
Net cash provided by investing activities	1,530	71,874
Financing activities
Repayment of term loan	(889)	—
Repayment of unsecured promissory notes	—	(22,000)
Net cash used in financing activities	(889)	(22,000)
Effect of exchange rate on cash	(129)	14
Net change in cash and cash equivalents	(27,627)	(12,084)
Cash and cash equivalents
Beginning of period	70,203	94,675
End of period	$42,576	$82,591
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$4	$169
Net assets acquired as part of business acquisitions	$—	$2,067
Debt assumed/issued as part of business acquisitions	$—	$6,000

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
In August 2025, the Company rebranded as DOOR, although its legal name remains Latch, Inc. In connection with the rebrand to DOOR, Latch Systems, Inc., the Company’s primary operating entity and a wholly-owned subsidiary, changed its name to DOOR Systems, Inc. (“Legacy Latch,” “Latch Systems” or “DOOR Systems,” as the context requires). The Company, referred to herein interchangeably as “Latch” or “DOOR,” operates as one reportable segment.
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
3.SEGMENT REPORTING
As of September 30, 2025, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the Chief Executive Officer. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 reflect the one reportable segment.
Geographic Information
The Company’s revenues are primarily generated in the United States. Revenues outside of the United States were approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. The Company does not have any long-lived assets located outside the United States.
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
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the three and nine months ended September 30, 2025, as if the Property Management Acquisitions and the HelloTech Merger had been consummated on January 1, 2024.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total revenue	$14,943	$51,130
Net loss	$(17,056)	$(50,387)
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
The Company completed its acquisition accounting for the 2024 acquisitions as of December 31, 2024. No material measurement-period adjustments were recorded during the three and nine months ended September 30, 2025, and the Company does not expect to record any additional measurement-period adjustments related to these acquisitions.
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
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components, depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

products. For the three and nine months ended September 30, 2025, the reserve recorded for hardware warranties was approximately 2% and 3%, respectively, of cost of hardware revenue. For the three and nine months ended September 30, 2024, the reserve recorded for hardware warranties was approximately 3% and 3%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and nine months ended September 30, 2025, the allowance for returns resulted in a recovery of revenue by $0.2 million and $0.1 million, respectively. For the three and nine months ended September 30, 2024, the allowance for returns resulted in a recovery of revenue of $0.3 million and $0.4 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts are provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $0.6 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.
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
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided and the related timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Point-in-time revenue:
Hardware	$5,146	$3,611	$15,099	$13,837
Total point-in-time revenue	5,146	3,611	15,099	13,837
Period-of-time revenue:
Software	5,370	5,077	15,773	15,136
Hardware installation and activation services	2,095	1,306	6,938	5,324
HelloTech in-home services	3,833	4,125	11,390	4,125
Property management services	980	822	3,048	1,486
Other	2	2	7	8
Total period-of-time revenue	12,280	11,332	37,156	26,079
Total revenue	$17,426	$14,943	$52,255	$39,916
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
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2025	$3,117
Additions to deferred contract costs	—
Amortization of deferred contract costs	(322)
Balance as of September 30, 2025	$2,795
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

6.ACCOUNTS RECEIVABLE, NET AND CONTRACT BALANCES
The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset.
Accounts Receivable, Net
The opening and closing balances of accounts receivable, net is as follows:

	September 30, 2025	December 31, 2024
Balance at beginning of the year	$9,864	$6,001
Ending balance	7,918	9,864
Change	$(1,946)	$3,863
The Company recognizes an accounts receivable allowance based on estimates of expected credit losses. The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance as of beginning of period	$119	$177	$96	$496
Provision for expected credit losses	123	150	335	363
Recoveries	(81)	(160)	(248)	(486)
Write-offs charged against the allowance	(69)	(43)	(91)	(249)
Balance as of end of period	92	124	92	124
Contract Balances
The opening and closing balances of contract assets (unbilled receivables) are as follows:

	September 30, 2025	December 31, 2024
Balance at beginning of the year	$4,074	$5,942
Ending balance	2,629	4,074
Change	$(1,445)	$(1,868)
The difference between the opening and closing balances of the Company’s contract assets (unbilled receivables) primarily results from timing differences between the Company’s performance and the Company’s invoicing as well as the number of active installation projects.
The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	September 30, 2025	December 31, 2024
Balance at beginning of the year	$33,182	$39,579
Ending balance	27,957	33,182
Change	$(5,225)	$(6,397)
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily relates to a shift from multi-year contracts billed upfront to contracts billed on an annual basis, resulting in less deferred revenue being added upon invoice date.
The Company recognized $3.3 million and $11.6 million of prior year deferred software revenue during the three and nine months ended September 30, 2025, respectively, and $3.5 million and $11.7 million of prior year deferred software revenue during the three and nine months ended September 30, 2024, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Contract liabilities (deferred revenue) consisted of the following:

	September 30, 2025	December 31, 2024
Revenue	$13,291	$14,419
Interest expense	(1,840)	(2,519)
Total current deferred revenue	$11,451	$11,900

Revenue	$19,887	$25,990
Interest expense	(3,381)	(4,708)
Total non-current deferred revenue	$16,506	$21,282
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
The Company’s marketable securities by security type are summarized as follows:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$1,732	$1	$1,733
Total available-for-sale securities	$1,732	$1	$1,733

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$5,184	$3	$5,187
Total available-for-sale securities	$5,184	$3	$5,187
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of September 30, 2025
	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,732	$1,733
Due in one to five years	—	—
Total investments	$1,732	$1,733

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in less than one year	$5,184	$5,187
Due in one to five years	—	—
Total investments	$5,184	$5,187

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
As of September 30, 2025, the Company had not identified any impairment indicators in its investments.
For the three and nine months ended September 30, 2025, the Company received $2.0 million and $10.3 million, respectively, of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. For the three and nine months ended September 30, 2024, the Company received $15.8 million and $89.1 million, respectively, of proceeds from maturities and call redemptions, recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. Gains and losses are determined using the specific identification method, whereby realized gains and losses are calculated based on the historical cost of the specific available-for-sale securities sold, matured or redeemed.
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
During the three months ended December 31, 2025, the privately held company entered into a definitive agreement to be acquired by a third-party. The Company did not record any adjustment to the carrying value of the investment as of September 30, 2025 since the transaction has not been finalized and is subject to customary closing conditions and regulatory approval. The Company will evaluate the impact of the transaction on the fair value of the investment in future reporting periods.
8.FAIR VALUE MEASUREMENTS AND CONCENTRATIONS OF CREDIT RISK
Fair Value Measurements
The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of September 30, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash	$3,218	$—	$—	$3,218
Money market funds and other cash equivalents	—	39,358	—	39,358
Total cash and cash equivalents	3,218	39,358	—	42,576
Available-for-sale securities	1,694	39		1,733
Investment in private company	—	—	954	954
Total assets	$4,912	$39,397	$954	$45,263

Liabilities
Warrant liability	$—	$68	$—	$68
Total liabilities	$—	$68	$—	$68

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

	As of December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Cash	$4,087	$—	$—	$4,087
Money market funds and other cash equivalents	—	66,116	—	66,116
Total cash and cash equivalents	4,087	66,116	—	70,203
Available-for-sale securities	544	4,643	—	5,187
Investment in private company	—	—	954	954
Total assets	$4,631	$70,759	$954	$76,344
Liabilities
Warrant liability	$—	$30	$—	$30
Total liabilities	$—	$—	$—	$—
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
As of September 30, 2025 and December 31, 2024, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
During the three and nine months ended September 30, 2025, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the three and nine months ended September 30, 2025.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities. See Note 7. Investments.
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of September 30, 2025, the Company had one customer that accounted for $3.7 million, or 46%, of gross accounts receivable. As of December 31, 2024, the Company had two customers that accounted for $4.8 million and $1.3 million, or 48% and 13%, respectively, of gross accounts receivable. As of September 30, 2025 and December 31, 2024, the Company had one customer that accounted for $1.9 million and $3.2 million, or 66% and 78%, respectively, of unbilled receivables. For the three and nine months ended September 30, 2025, the Company had one customer that accounted for $5.5 million and $17.0 million, or 32% and 32%, of total revenue, respectively. For the three and nine months ended September 30, 2024, the Company had one customer that accounted for $3.7 million and $13.3 million, or 25% and 33%, respectively, of total revenue.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

9.INVENTORIES, NET
Inventories, net consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$4,503	$6,115
Finished goods	10,621	8,261
Total current inventories, net	15,124	14,376
Finished goods, non-current, net	14,612	16,082
Total inventories, net	$29,736	$30,458
The total excess and obsolete inventory reserve as of September 30, 2025 and December 31, 2024 was $11.6 million and $12.8 million, respectively.
10.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid inventory	$5,771	$12,721
Insurance receivable	298	10,001
Unbilled receivables, net	2,629	4,074
Investment in private company	954	954
Prepaid capitalized incentives	436	437
Prepaid installation payments	87	227
Other prepaid expenses and other current assets	2,087	2,109
Total prepaid expenses and other current assets	$12,262	$30,523
As of December 31, 2024, insurance receivable includes $10.0 million related to a stockholder class action lawsuit settlement that was paid by the Company’s insurers to the designated plaintiff account in the nine months ended September 30, 2025.
11.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	September 30, 2025	December 31, 2024
Internally-developed software	$27,312	$23,188
Software-in-development	3,384	5,507
Less: accumulated amortization	(21,635)	(17,947)
Total internally-developed software, net	$9,061	$10,748
During the three and nine months ended September 30, 2025, the Company capitalized $0.9 million and $2.0 million, respectively, in internally-developed software. During the three and nine months ended September 30, 2024, the Company capitalized $1.5 million and $4.2 million, respectively, in internally-developed software. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service, and capitalized amounts are presented net of costs related to discontinued projects.
Total amortization expense related to internally-developed software for the three and nine months ended September 30, 2025 was $1.1 million and $3.7 million, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 30, 2024, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

12.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. Management also evaluates, on an ongoing basis, whether changes in business conditions or other events require interim impairment testing. During the three and nine months ended September 30, 2025 and 2024, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required. No goodwill impairment charges were recorded during each of the three and nine months ended September 30, 2025 and 2024.
As management prepares its forecast and performs its annual quantitative impairment assessment as of December 31, 2025, as of the date of these financial statements, management believes it is likely that some or all of the Company’s goodwill could be impaired as of December 31, 2025. Factors that could contribute to a potential impairment include the Company’s ability to achieve forecasted financial results, continued operating losses or cash usage resulting in lower cash and cash equivalents balances relative to prior periods, changes in discount rates or other valuation assumptions, and adverse developments in market or industry conditions.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	September 30, 2025	December 31, 2024
Domain names	$2,034	$2,034
Developed technology	600	600
Customer relationships	595	595
Patents	37	37
Non-compete	10	10
Licenses	4	4
Intangible assets	3,280	3,280
Less: accumulated amortization	(898)	(696)
Total intangible assets, net	$2,382	$2,584
Total amortization expense related to intangible assets was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.
The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5
There was no intangible impairment expense recorded in the three and nine months ended September 30, 2025 and 2024.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

13.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued litigation costs	$9,037	$25,627
Accrued compensation	866	722
Accrued warranties	61	226
Accrued purchases	291	3,109
Accrued audit fees	365	2,008
Accrued restructuring costs	58	1,053
Other accrued expenses	2,232	2,321
Total accrued expenses	$12,910	$35,066
As of September 30, 2025, accrued litigation costs primarily included (i) $6.8 million related to a service provider demand and (ii) $1.95 million related to settlement of the Schwartz Action. As of December 31, 2024, accrued litigation costs primarily included (i) the Company’s $14.875 million share of the settlement related to consolidated class action complaints in the Court of Chancery of the State of Delaware, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the securities class action pursuant to the complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”), and (iv) $1.95 million related to settlement of the Schwartz Action. See Note 15. Commitments and Contingencies for definitions and further discussion of such matters.
14.DEBT
A summary of the Company’s debt is as follows:

	September 30, 2025	December 31, 2024
Term loan	$4,969	$5,829
Total debt	4,969	5,829
Less: Current portion of long-term debt	(1,314)	(1,314)
Total long-term debt	$3,655	$4,515
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
The fair value of the Loan was $5.0 million and $5.8 million as of September 30, 2025 and December 31, 2024, respectively.
Payments under the Loan were interest-only through January 15, 2025. Thereafter, the Company is required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the Loan.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Loan is secured by substantially all of the Company’s assets, excluding intellectual property, and the Loan Agreement contains customary affirmative and negative covenants, including a minimum liquidity ratio of 4.00. If an event of default occurs under the Loan Agreement, Customers Bank may declare all outstanding obligations immediately due and payable and exercise its other rights and remedies. As of September 30, 2025, the Company was in compliance with all covenants.
The following table presents the future minimum principal payments on the total borrowings under all debt agreements as of September 30, 2025:

Remainder of 2025	$334
2026	1,333
2027	1,333
2028	1,333
2029	778
Total future minimum payments	5,111
Less: debt discount	(142)
Total	$4,969
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
Legal Contingencies
Securities Litigation
On January 11, 2023, an alleged stockholder of Latch stock filed a purported securities class action complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). The complaint alleges that the Company and certain of its current and former directors violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by making false or misleading statements regarding the Company’s business, operations and prospects. The complaint includes claims for damages, including interest, and an award

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

of reasonable costs and attorneys’ fees and expert fees to a putative class. On April 24, 2023, the court appointed Scott Schwartz as lead plaintiff. In May 2023, the parties agreed to stay the action pending completion of the restatement of certain of the Company’s historical financial statements (the “Restatement”), and to allow the lead plaintiff a period of 21 days following completion of the Restatement in which to file an amended complaint. On September 27, 2024, the Company filed a motion to transfer the complaint to the United States District Court for the Southern District of New York. The motion was denied on November 13, 2024. In December 2024, the parties agreed in principle to a settlement and entered into a binding memorandum of understanding pursuant to which the Company agreed to pay a settlement class in the amount of $1.95 million in exchange for the release of all claims against the defendants (including the Company). The amount of the settlement is reflected (i) in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as of the date the complaint was filed and (ii) as accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The parties filed a final stipulation of settlement in June 2025, which was approved by the court in December 2025. The Company paid the settlement amount in November 2025. The defendants continue to deny any fault, liability, wrongdoing or damages in connection with the allegations raised in the Schwartz Action. The Company does not expect insurers to contribute to the settlement amount.
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-06047 (the “Gottlieb Action”). The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273. At this time, the Company is negotiating a potential settlement and has estimated a potential loss and accrued $0.2 million and $0.1 million of expenses on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The Company does not believe the allegations are meritorious and intends to vigorously defend against them should the parties not reach a final settlement.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of September 30, 2025 and December 31, 2024, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor,

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2025 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
16.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	September 30, 2025	December 31, 2024
Stock options issued and outstanding	22,104,717	26,436,951
Restricted stock units issued and outstanding	375,640	375,640
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
Bank warrant	1,000,000	1,000,000
2021 Incentive Award Plan available shares	38,443,376	25,869,878
Total	77,257,034	69,015,770
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

17.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,582)	$(17,056)	$(25,681)	$(47,630)

Basic weighted-average common shares(1)	160,435,461	156,386,470	160,375,254	156,386,470
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares(1)	160,435,461	156,386,470	160,375,254	156,386,470
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.16)	$(0.30)

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
The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, restricted stock units (“RSUs”) and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	September 30, 2025	September 30, 2024
Stock options	22,104,717	46,423,362
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	2,861,351	19,075,675
Restricted stock units	375,640	6,038,738
Warrants	16,333,301	16,333,301
Total	42,413,009	88,609,076
18.STOCK-BASED COMPENSATION
The components of stock-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$73	$205	$311	$312
Restricted common stock(1)	98	1,402	47	4,174
Restricted stock units	—	225	14	1,444
Capitalized costs(2)	(4)	(59)	(4)	(169)
Total stock-based compensation expense	$167	$1,773	$368	$5,761

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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$(1)	$—	$1	$3
Research and development	7	141	53	676
Sales and marketing	(2)	30	37	33
General and administrative	163	1,602	277	5,049
Total stock-based compensation expense	$167	$1,773	$368	$5,761
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the closing of the 2021 Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Company’s board of directors. Effective January 1, 2022, 2023, 2024 and 2025, the number of shares reserved for future issuance under the 2021 Plan increased by 7,116,177, 7,267,376, 8,810,007 and 8,241,264 shares, respectively. As of September 30, 2025, there were 38,443,376 shares available for future grants under the 2021 Plan.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock Options
A summary of the status of stock options as of September 30, 2025, and changes during the nine months ended September 30, 2025, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2024	26,436,951	$0.56
Options granted	700,000	$0.16
Options exercised	—	$—
Options forfeited	(4,531,832)	$0.46
Options expired	(500,402)	$0.13
Balance at September 30, 2025	22,104,717	$0.58	6	$—
Exercisable at September 30, 2025	12,013,397	$0.71	2	$—

(1)    Approximately 3.9 million outstanding and exercisable stock options have been excluded from the computation of the weighted average remaining contractual term. The remaining contractual term of such options could not be reasonably estimated as the term end date will not be known until the suspension of the S-8 Registration Statement (as defined below) lapses.
Total compensation expense not yet recognized related to unvested stock options was $0.1 million as of September 30, 2025, which was expected to be recognized over a weighted-average period of 1.4 years. Stock options granted prior to 2024 had no material impact on the accompanying condensed consolidated financial statements. As of September 30, 2025, total compensation expense not yet recognized related to the unvested performance stock options granted in 2024 was $1.7 million, which was expected to be recognized over a weighted-average period of 4.4 years.
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
A summary of RSU activity is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2024	375,640	$6.26
Granted	—	$—
Vested and released	—	$—
Forfeited	—	$—
Balance at September 30, 2025	375,640	$6.26
Approximately 0.1 million and 0.3 million RSUs vested during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement.

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
The “Separation Shares” consisted of 2,861,351 shares (representing 75% of the Remaining Shares) releasable from the transfer restrictions and the Amended Repurchase Option in equal tranches based upon the Company’s common stock reaching specified market trading prices. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to the Separation Shares. The unrecognized stock-based compensation expense related to the Separation Shares was $0.5 million as of September 30, 2025, which was being expensed over a weighted-average period of 3.0 years.
Prior to the execution of the Restated Restriction Agreement, the Company recognized stock-based compensation expense of $1.4 million and $4.2 million for the three and nine months ended September 30, 2024, respectively, of the $21.0 million attributable to post-combination service. Total unrecognized stock-based compensation expense related to the Siminoff Shares as of September 30, 2024 was $14.1 million, which was being expensed over a period of 2.5 years.
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
Interest (expense) income, net is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$453	$1,327	$1,544	$4,950
Interest expense	(704)	(922)	(2,329)	(3,578)
Interest (expense) income, net	$(251)	$405	$(785)	$1,372
20.INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2025 was zero and zero, respectively. The income tax provision for the three and nine months ended September 30, 2024 was zero and $0.002 million, respectively.
For the three and nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of September 30, 2025, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.
21.RELATED-PARTY TRANSACTIONS
The Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to such customers. As of September 30, 2025 and December 31, 2024, the Company had $0.3 million and $0.05 million, respectively, of receivables due from these customers, which is included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, the Company had $0.001 million and $0.004 million, respectively, of hardware revenue, $0.05 million and $0.1 million, respectively, of software revenue, and $0.4 million and $0.9 million, respectively, of services revenue from these customers, which was included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2024, the Company had $0.01 million and $0.01 million, respectively, of hardware revenue and $0.03 million and $0.11 million, respectively, of software revenue from these customers, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
22.RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Pronouncements
No new accounting standards that were material to the Company were adopted in the three months ended September 30, 2025.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in the 2024 Annual Report, as updated in this Form 10-Q, actual results may differ materially from those anticipated in these forward-looking statements. References in this subsection to “we,” “our,” “Latch,” “DOOR” and the “Company” refer to the business and operations of Latch, Inc. and its consolidated subsidiaries.
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

Our key business metrics are as follows for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024		$ Change	% Change
GAAP Measures:
Software revenue	$5,370	$5,077		$293	5.8%
Total revenue	$17,426	$14,943		$2,483	16.6%
Net loss	$(6,582)	$(17,056)		$10,474	(61.4%)
Non-GAAP Measure:
Adjusted EBITDA	$(4,605)	$(11,966)	(1)	$7,361	(61.5%)

(1)    The previously reported Adjusted EBITDA of $(12.4) million for the three months ended September 30, 2024 has been corrected to $(12.0) million herein to exclude an additional $0.4 million in non-ordinary course legal fees and settlement reserves.

	Nine Months Ended September 30,
	2025	2024		$ Change	% Change
GAAP Measures:
Software revenue	$15,773	$15,136		$637	4.2%
Total revenue	$52,255	$39,916		$12,339	30.9%
Net loss	$(25,681)	$(47,630)		$21,949	(46.1%)
Non-GAAP Measure:
Adjusted EBITDA	$(17,560)	$(25,560)	(1)	$8,000	(31.3%)

(1)    The previously reported Adjusted EBITDA of $(29.7) million for the nine months ended September 30, 2024 has been corrected to $(25.6) million herein to exclude an additional $4.1 million in non-ordinary course legal fees and settlement reserves.
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,582)	$(17,056)	$(25,681)	$(47,630)
Depreciation and amortization	1,271	1,805	4,113	5,515
Interest expense (income), net(1)	251	(405)	785	(1,372)
Provision for income taxes	—	—	—	4
Change in fair value of warrant liability	(31)	61	38	62
Restructuring costs	(5)	715	(93)	780
Non-ordinary course legal fees and settlement reserves(2)	324	1,141	2,910	11,320
Stock-based compensation expense(3)	167	1,773	368	5,761
Adjusted EBITDA(4)	$(4,605)	$(11,966)	$(17,560)	$(25,560)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, we determined that there is a significant financing component related to the time value of money and have therefore broken out the interest component and recorded it as a component of interest (expense) income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest (expense) income, net includes interest expense associated with the significant financing component of $0.6 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.
(2)Amounts primarily represent legal fees related to securities and derivative litigation and the SEC’s ongoing investigation into issues related to our key performance indicators and revenue recognition practices (the “SEC Investigation”). The previously reported amount of $0.7 million and $7.2 million for the three and nine months ended September 30, 2024, respectively, has been corrected to $1.1 million and $11.3 million, respectively, herein to include an additional $0.4 million and $4.1 million, respectively, in non-ordinary course legal fees and settlement reserves, consistent with the current-period presentation. While we are involved in various litigation and legal disputes in the ordinary course of our business, we believe the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
(3)See Note 18. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”
(4)The previously reported Adjusted EBITDA of $(12.4) million and $(29.7) million for the three and nine months ended September 30, 2024, respectively, has been corrected to $(12.0) million and $(25.6) million, respectively, herein to exclude an additional $0.4 million and $4.1 million, respectively, in non-ordinary course legal fees and settlement reserves.
Components of Results of Operations
Revenue
Hardware Revenue. We generate hardware revenue primarily from the sale of our portfolio of devices for our smart access and smart home solutions. We sell hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through our channel partners, who act as intermediaries, installers or wholesalers. We recognize hardware revenue when there is evidence a contract exists and control of the hardware has been transferred to the customer. We provide warranties that our hardware will be substantially free from defects in materials and workmanship, generally for a period of one or two years for electronic components, depending on the hardware product, and five years for mechanical components. We determine in our sole discretion whether to replace or refund warrantable devices. We record a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products.
Software Revenue. We generate software revenue primarily through the license of our SaaS over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers. SaaS arrangements generally have term lengths between one and ten years. When significant discounts are provided to customers on the longer-term software contracts paid in advance, we determined that there is a significant financing component related to the time value of money and therefore have recorded the interest expense in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Our SaaS is considered a stand-ready performance obligation where customers benefit from the service evenly throughout the service period. Revenue is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Professional Services Revenue. We generate professional services revenue in three primary ways: (i) by facilitating project-based hardware installation and activation services for enterprise customers, (ii) through fees generated by technology and home services performed for residents and consumers, and (iii) through property management services performed by our subsidiary, Door Property Management, LLC (“DPM”), for our multifamily building customers.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. We have not granted any restricted stock units (“RSUs”) since the suspension of our registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. However, we expect to resume granting RSUs pursuant to the S-8 Registration Statement after we are current in our SEC filings. Any such grants will increase stock-based compensation expense.
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
Interest (expense) income, net is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$453	$1,327	$1,544	$4,950
Interest expense	(704)	(922)	(2,329)	(3,578)
Interest (expense) income, net	$(251)	$405	$(785)	$1,372
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
Comparison of three months ended September 30, 2025 and September 30, 2024

	Three Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	$ Change	% Change

Revenue
Hardware	$5,146	$3,611	$1,535	42.5%
Software	5,370	5,077	293	5.8%
Professional services	6,910	6,255	655	10.5%
Total revenue	17,426	14,943	2,483	16.6%
Cost of revenue(1)
Hardware	3,927	3,537	390	11.0%
Software	502	519	(17)	(3.3%)
Professional services	5,279	4,812	467	9.7%
Total cost of revenue	9,708	8,868	840	9.5%
Operating expenses
Research and development	3,759	4,875	(1,116)	(22.9%)
Sales and marketing	3,995	3,954	41	1.0%
General and administrative	5,019	12,827	(7,808)	(60.9%)
Depreciation and amortization	1,271	1,805	(534)	(29.6%)
Total operating expenses	14,044	23,461	(9,417)	(40.1%)
Loss from operations	(6,326)	(17,386)	11,060	(63.6%)
Other (expense) income, net
Change in fair value of warrant liability	31	(61)	92	(150.8%)
Interest (expense) income, net	(251)	405	(656)	(162.0%)
Other expense, net	(36)	(14)	(22)	157.1%
Total other (expense) income, net	(256)	330	(586)	(177.6%)
Loss before income taxes	(6,582)	(17,056)	10,474	(61.4%)
Provision for income taxes	—	—	—	N.M.
Net loss	$(6,582)	$(17,056)	$10,474	(61.4%)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	—	13	(13)	N.M.
Foreign currency translation adjustment	32	(9)	41	N.M.
Comprehensive loss	$(6,550)	$(17,052)	$10,502	(61.6%)
Net loss per common share:
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$0.07	(63.6)%
Weighted average shares outstanding:
Basic and diluted	160,435,461	156,386,470

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $2.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due a $1.5 million increase in hardware revenue due to higher hardware shipments in 2025 compared to 2024, a $0.7 million increase in professional services revenue primarily due to higher installation activity and a $0.3 million increase in software revenue due to continued growth in subscriptions.
Cost of Revenue
Cost of revenue increased by $0.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a $0.4 million increase in hardware cost due to higher hardware shipments in 2025 compared to 2024 and a $0.5 million increase in professional services cost due to an increase in installation projects.

Research and Development Expenses
Research and development expenses decreased by $1.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to (i) a $1.0 million reduction in third-party expense associated with overlapping costs related to the transition of engineering contractors beginning in the second half of 2024 through the first half of 2025, (ii) a $0.3 million decrease in contract manufacturing cost, and (iii) a $0.3 million decrease in RSU expense. These decreases were partially offset by a $0.8 million increase in compensation costs resulting from lower capitalization of internally-developed software costs.
Sales and Marketing Expenses
Sales and marketing expenses were relatively unchanged at $4.0 million for both the three months ended September 30, 2025 and the three months ended September 30, 2024.

General and Administrative Expenses
General and administrative expenses decreased by $7.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to (i) a $1.8 million decrease in audit fees, (ii) a $1.4 million decrease in RSU expense, (iii) a $0.8 million decrease in non-ordinary course investigation, legal and settlement fees, (iv) a $1.0 million decrease in professional fees primarily related to accounting services, (v) a $0.8 million decrease in compensation expense, (vi) a $0.8 million decrease in software license expense, and (vii) a $0.3 million decrease in severance costs related to restructuring in 2024.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $0.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to lower amortization expense of capitalized internally-developed software and lower depreciation expense.

Total Other (Expense) Income, Net
Total other (expense) income, net decreased by $0.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a $0.9 million decrease in interest income resulting from lower average principal investment balances, partially offset by a $0.2 million decrease in interest expense related to the significant financing component of longer term software contracts.

Comparison of nine months ended September 30, 2025 and September 30, 2024

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	$ Change	% Change

Revenue
Hardware	$15,099	$13,837	$1,262	9.1%
Software	15,773	15,136	637	4.2%
Professional services	21,383	10,943	10,440	95.4%
Total revenue	52,255	39,916	12,339	30.9%
Cost of revenue(1)
Hardware	11,380	10,914	466	4.3%
Software	1,556	1,449	107	7.4%
Professional services	15,926	9,092	6,834	75.2%
Total cost of revenue	28,862	21,455	7,407	34.5%
Operating expenses
Research and development	13,846	12,016	1,830	15.2%
Sales and marketing	11,722	8,705	3,017	34.7%
General and administrative	18,646	41,402	(22,756)	(55.0)%
Depreciation and amortization	4,113	5,515	(1,402)	(25.4)%
Total operating expenses	48,327	67,638	(19,311)	(28.6)%
Loss from operations	(24,934)	(49,177)	24,243	49.3%
Other (expense) income, net
Change in fair value of warrant liability	(38)	(62)	24	(38.7)%
Interest (expense) income, net	(785)	1,372	(2,157)	(157.2)%
Other income, net	76	239	(163)	(68.2)%
Total other (expense) income, net	(747)	1,549	(2,296)	(148.2)%
Loss before income taxes	(25,681)	(47,628)	21,947	46.1%
Provision for income taxes	—	2	(2)	N.M.
Net loss	$(25,681)	$(47,630)	$21,949	46.1%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(16)	(31)	15	48.4%
Foreign currency translation adjustment	21	(7)	28	N.M.
Comprehensive loss	$(25,676)	$(47,668)	$21,992	46.1%
Net loss per common share:
Basic and diluted net loss per common share	$(0.16)	$(0.30)	$0.14	46.7%
Weighted average shares outstanding:
Basic and diluted	160,375,254	156,386,470

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $12.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to (i) a $10.4 million increase in professional services revenue, driven by (a) a $7.3 million increase attributable to the HelloTech acquisition, (b) a $1.6 million increase in installation revenue, and (c) a $1.6 million increase in property management revenue, (ii) a $1.3 million increase in hardware revenue resulting from an increase in hardware shipments in 2025 compared to 2024, and (iii) a $0.6 million increase in software revenue due to the continued growth in subscriptions.
Cost of Revenue
Cost of revenue increased by $7.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a $6.8 million increase in professional services costs, driven by (i) a full period of costs in 2025 following the HelloTech merger and property management acquisitions in 2024, which contributed $5.8 million of cost, and a (ii) $1.1 million increase in installation services cost. In addition, hardware costs increased by $0.5 million, primarily due to an increase in hardware shipments in 2025 compared to 2024.
Research and Development Expenses
Research and development expenses increased by $1.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to (i) a $1.8 million increase in compensation expense resulting from lower capitalization of internally-developed software costs, (ii) a $0.5 million increase in third-party expense associated with overlapping costs related to the transition of engineering contractors beginning in the second half of 2024 through the first half of 2025, and (iii) a $0.4 million increase in employee compensation. The increases were partially offset by a $0.8 million decrease in RSU expense and a $0.4 million decrease in contract manufacturing cost.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily related to HelloTech, including a $2.5 million increase in compensation expense and a $0.6 million increase in digital marketing expenses.

General and Administrative Expenses
General and administrative expenses decreased by $22.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to (i) an $8.4 million decrease in non-ordinary course investigation, legal and settlement fees, (ii) a $4.8 million decrease in RSU expense, (iii) a $3.4 million decrease in consulting fees primarily related to accounting services, (iv) a $3.3 million decrease in audit fees, and (v) a $1.4 million decrease in compensation expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $1.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to lower amortization expense of capitalized internally-developed software and lower depreciation expense.

Total Other Income (Expense), Net
Total other income (expense), net decreased by $2.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a $3.7 million decrease in interest income resulting from lower average principal investment balances, partially offset by a $0.7 million decrease in interest expense related to the significant financing component of longer-term software contracts and a $0.4 million decrease in interest expense related to the payoff of promissory notes in early 2024.
Liquidity and Capital Resources
We have incurred losses since our inception. To date, our principal sources of liquidity have been the net proceeds received as a result of the 2021 business combination and payments received from our customers.

As of December 31, 2025 and September 30, 2025, our unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $34.7 million and $44.3 million, respectively. Our available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
As of September 30, 2025, we also had approximately $29.7 million in net inventory.
Our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from our contract manufacturers.
Beginning in the second quarter of 2022 and continuing through the date of this Form 10-Q, we have incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of our 2022-2023 internal investigation (the “Investigation”) and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement. Additionally, we have incurred significant costs in connection with various pending litigation. See Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, has resulted or could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.
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
Commitments and Contractual Obligations
We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. Following the 2024 property management acquisitions, in February 2024 we entered into a three-year advisory agreement with a partner pursuant to which the partner provides DPM with certain management and advisory services related to DPM’s property management business. Pursuant to such agreement, we are required to pay the partner $0.5 million annually. As of September 30, 2025, we had a remaining obligation of $0.7 million under the advisory agreement.
Indebtedness
On July 15, 2024, we entered into a loan agreement with Customers Bank (the “Loan Agreement”). Pursuant to the Loan Agreement, Customers Bank issued a term loan in the principal amount of $6.0 million (the “Loan”). The Loan Agreement, which was entered into in connection with the acquisition of HelloTech, did not result in our receipt of any loan proceeds. Interest is payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the maturity date is July 15, 2029 (the “Maturity Date”).
Payments under the Loan were interest-only through January 15, 2025. Thereafter, we are required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the Loan.
Pursuant to the Loan Agreement, Customers Bank was granted security interests in substantially all of our assets, excluding intellectual property, and the Loan Agreement contains customary affirmative and negative covenants.
HelloTech is required to maintain an operating account with Customers Bank with a sufficient balance to support monthly payments. Additionally, we are required to maintain a liquidity ratio of at least 4.00, tested monthly, which is calculated as the quotient of our unrestricted cash and cash equivalents (subject to certain limitations with respect to cash of foreign subsidiaries), divided by all outstanding indebtedness owed to Customers Bank.
The Loan Agreement contains various covenants that, among other things, limit our ability to:
•    engage in certain asset dispositions;

•    permit a change in control;
•    merge or consolidate;
•    incur indebtedness or grant liens on our assets;
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
•    bankruptcy or insolvency events; or
•    the rendering of judgments that remain undischarged, unvacated, unbonded, unsatisfied or unstayed for a certain period.
As of September 30, 2025 and December 31, 2025, the outstanding principal of the Loan was $5.1 million and $4.8 million, respectively. We were in compliance with the covenants under the Loan Agreement as of September 30, 2025 and December 31, 2025.
On July 15, 2024, in a private placement concurrent with the Loan Agreement, we issued a warrant to Customers Bank to purchase 1,000,000 shares of our common stock. The warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(28,139)	$(61,972)
Net cash provided by investing activities	1,530	71,874
Net cash used in financing activities	(889)	(22,000)
Effect of exchange rates on cash	(129)	14
Net change in cash and cash equivalents	$(27,627)	$(12,084)
Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2025 decreased by $33.8 million compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a $19.3 million decrease in cash outflows resulting from the settlement in 2024 of an investment payable outstanding at December 31, 2023. The decrease was also attributable to a $16.1 million reduction in net loss adjusted for non-cash items, a $6.8 million favorable change in working capital primarily related to accounts receivable and other current liabilities, and a $6.8 million decrease in inventory purchases. These favorable changes were partially offset by $10.8 million increase of cash payments related to accrued litigation settlements and $2.1 million of payments for audit services. Management continues to focus on cost discipline, inventory management and liquidity preservation as it seeks to reduce operating cash usage.
Investing Activities. Net cash provided by investing activities decreased by $70.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Cash flows from investing activities primarily consist of the net purchases and sales of available-for-sale securities. The decrease was primarily attributable to the use of investment proceeds to fund operating losses, with the remaining proceeds reinvested in shorter-term securities classified as cash equivalents to maintain liquidity and preserve capital.
Financing Activities. For the nine months ended September 30, 2025, net cash used in financing activities decreased by $21.1 million compared to the nine months ended September 30, 2024. The decrease represents the difference between the $22.0 million repayment of the Promissory Notes in 2024 and the $0.9 million repayment of the Loan during the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2025 and December 31, 2024 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as disclosed in the 2024 Annual Report, except as noted below.
Goodwill
We test goodwill and indefinite-lived intangible assets for impairment annually as of December 31, or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. Management also evaluates, on an ongoing basis, whether changes in business conditions or other events require interim impairment testing. No triggering events that would require interim impairment testing were identified during the nine months ended September 30, 2025.
In connection with our annual goodwill impairment test as of December 31, 2025, Accounting Standards Codification 350, Intangibles – Goodwill and Other, permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Consistent with prior periods, we will elect to bypass the qualitative assessment and perform a quantitative impairment test. While no impairment of goodwill has been previously recorded, management continues to monitor operating performance, liquidity, cash usage and market conditions. As management prepares the forecast and performs the annual quantitative impairment assessment as of December 31, 2025, as of the date of this Form 10-Q, we believe it is likely that some or all of our goodwill could be impaired as of December 31, 2025. See Part II, Item 1A. “Risk Factors” for additional information.
Recent Accounting Pronouncements
See Note 22. Recently Issued Accounting Standards, in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Background
In 2022, the Audit Committee, with the assistance of independent legal and accounting advisors, conducted the Investigation, which was an internal investigation of matters relating to our key performance indicators and revenue recognition practices for certain transactions, including the accounting treatment, financial reporting and internal controls related to such transactions.
As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on our current and historical financial statements and related disclosures, the Audit Committee determined that our financial statements for 2019, 2020, 2021 and the first quarter of 2022 would be restated. Following the Investigation, we completed a comprehensive review of our previously issued financial statements. As a result, in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), we restated those financial statements to correct the errors identified. As further detailed below, we identified the Legacy Material Weaknesses (as defined and further described below) related to, among other items: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, (v) stock-based compensation and (vi) errors in certain key performance indicators, including “bookings” and related metrics.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to September 30, 2025, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we initially identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances (the “2021 Material Weakness”). During 2022, we completed multiple reductions in force that impacted approximately 51% of our full-time employees in addition to the transition of our Chief Financial Officer in March 2022. We believe these personnel changes hindered our ability to fully remediate the 2021 Material Weakness, which continued to exist as of September 30, 2025, and contributed to additional material weaknesses identified as of December 31, 2022 in the 2022 Annual Report.
In light of these material weaknesses, we have taken steps to redesign and reestablish the overall control environment. This process requires adequate time to plan and implement revised or new controls. Additionally, to validate operating effectiveness, we must demonstrate consistent control execution and satisfy audit testing requirements over multiple periods.
In 2022, we identified a material weakness related to the tone from executive management, which was determined to be insufficient to create the proper environment for effective internal control over financial reporting (“Tone at the Top”). Since identifying the material weakness, we have undertaken considerable remediation efforts, including:
•the January 2023 appointment of Messrs. Keyes and Landy as interim Chief Executive Officer and interim Chief Financial Officer, respectively, to improve tone from executive management, reinforce our commitment to integrity and promote accurate record keeping, ethical values and proper business practices;
•undertaking various personnel changes, including voluntary and involuntary terminations within our sales and finance departments;
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
While management believes that these remediation actions have resulted in meaningful improvements to our control environment and strengthened the Tone at the Top, we continue to evaluate the sustained operating effectiveness of the relevant controls. As of September 30, 2025, management had not yet concluded that the remediation of the material weakness related to Tone at the Top had been fully validated.
The additional, previously disclosed material weaknesses that remained as of September 30, 2025 (collectively with Tone at the Top, the “Legacy Material Weaknesses”) are as follows:

Control Environment. We lacked appropriate policies and resources to develop and operate effective internal control over financial reporting, which contributed to other Legacy Material Weaknesses and our inability to properly analyze, record and disclose accounting matters timely and accurately.
Risk Assessment. We did not design and implement an effective risk assessment and identified a material weakness relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.
Control Activities. We did not design and implement effective control activities and identified the following material weaknesses, which are in addition to the 2021 Material Weakness:
•Ineffective design and operation of certain control activities to respond to potential risks of material misstatement of revenue. In particular, we failed to: (i) ensure that relevant terms sales representatives had negotiated with customers were identified and communicated to the accounting department, resulting in a failure to properly account for such terms, (ii) fully consider the impact of certain terms of sales agreements on the amount and timing of revenue to be recognized and (iii) identify and account for extended payment terms. As a result of these control design deficiencies, the policies and controls related to revenue recognition were not effective in ensuring that (a) revenue was recorded at the correct amount and in the correct period and (b) the accounting department was informed of all elements and deliverables of certain arrangements. These design deficiencies led to inaccuracies in amounts and timing of revenue recognition and allowances for uncollectible accounts that contributed to material accounting errors in 2022 and prior years.
•Ineffective design and operation of certain control activities due to the significant 2022 personnel changes discussed above. Control deficiencies, which aggregate to a material weakness, occurred within the following areas: order to cash, inventory, financial close, sales commissions, procure-to-pay, capitalized software and information and technology general controls.
Information and Communication. We did not design and implement effective information and communication activities and identified the following material weakness: we did not have adequate processes and controls for communicating information among the accounting, finance and sales departments, including the customer success team, necessary to support the proper functioning of internal controls impacting revenue-related accounts.
Monitoring Activities. We did not design and implement effective monitoring activities and identified the following material weaknesses: (i) failure to adequately monitor compliance with accounting policies, procedures and controls related to revenue recognition, including accounts receivable and reserves; and (ii) failure to properly select, develop and perform ongoing evaluations of various components of internal controls.
Remediation Plan and Status
We are committed to remediating the Legacy Material Weaknesses, fostering continuous improvement in internal controls and enhancing our overall internal control environment. Since identifying the Legacy Material Weaknesses, we have corrected the errors in the financial statements for 2022 and prior and have begun implementing the remediation activities described above and below. We believe that these activities, when fully implemented, should remediate the Legacy Material Weaknesses and strengthen our internal control over financial reporting. These remediation efforts remain ongoing, and additional remediation initiatives may be necessary.
A material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time such that management can conclude, through testing, that the controls are operating effectively.
Accordingly, as management continues to monitor the effectiveness of our internal control over financial reporting, we will continue to perform additional procedures prescribed by management, including the use of certain manual mitigating control procedures and the employment of additional tools and resources deemed necessary, to ensure that our future consolidated financial statements are fairly stated in all material respects. In addition to the remediation activities identified with respect to the Tone at the Top material weakness, the following remediation activities highlight our commitment to remediating the Legacy Material Weaknesses:
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
•Developed, and continue to develop, internal control documentation over financial processes and related disclosures. We plan to continue to design and implement control activities to mitigate risks identified and test the operating effectiveness of such controls.
•Revised policies and procedures related to our revenue recognition process, including revisions to the assessment, approval matrix and exception handling processes. We intend to conduct a similar review annually, including review and assessment of revenue recognition-related controls and information technology system configurations.
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2025, will not materially affect our condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 15. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in the 2024 Annual Report filed with the SEC on November 5, 2025 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein, except as noted below.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. At September 30, 2025, we had approximately $30.2 million of goodwill on the accompanying Condensed Consolidated Balance Sheet. We assess goodwill for impairment at least annually, and more frequently if events or circumstances indicate it is more likely than not that the our carrying amount may not be recoverable.
Goodwill may be impaired if there are adverse changes in expected future cash flows of a reporting unit, we restructure or dispose of a portion of our business or there are sustained negative trends in our industry or the economy. Our most recent impairment analysis was performed as of December 31, 2024, using information that was known or knowable as of that date, and no impairment was identified. However, as management prepares the forecast and performs the annual quantitative impairment assessment as of December 31, 2025, as of the date of this Form 10-Q, we believe it is likely that some or all of our goodwill could be impaired as of December 31, 2025.
Goodwill is particularly sensitive to changes in financial performance and liquidity and broader industry conditions. Factors that could materially reduce our fair value include (i) a failure of financial results, including revenue growth, to meet our expectations, (ii) continued operating losses or reductions in our cash position from funding ongoing operations, and (iii) changes in discount rates or other valuation assumptions. As a result, some or all of our goodwill recorded on the accompanying Condensed Consolidated Balance Sheet may be impaired as of December 31, 2025 or in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended September 30, 2025 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ David Lillis
David Lillis
Chief Executive Officer

February 11, 2026

By:	/s/ Jeff Mayfield
Jeff Mayfield
Chief Financial Officer

February 11, 2026