Form 10-K
period 2025-12-31
Latch, Inc.
filed 2026-03-31
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $18.8 million (based upon the last trading price of such stock as reported by the OTC Markets on such date).
As of March 26, 2026, there were 164,257,801 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2026.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under Part I, Item 1A. “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:
•our ability to remediate the material weaknesses we identified in our internal control over financial reporting, or other findings in the Company’s 2022-2023 internal investigation, and the timing of such remediation;
•the performance of our common stock, particularly given the limited liquidity and depressed trading prices of our common stock, which is trading on OTC Markets Group Inc.’s (“OTC”) OTCID Basic Market (the “OTCID Market”), and may not be listed on the OTCQX or OTCQB markets or a national securities exchange;
•developments in the pending derivative actions or other legal proceedings;
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
•our ability to successfully identify, complete, integrate and realize synergies from acquisitions, such as the HelloTech Merger (as defined below), including the ability to retain key personnel from such acquisitions; and
•the potential adverse impact of the HelloTech Merger and any future acquisitions, including the potential increase in risks already existing in our operations, poor performance or decline in value of acquired businesses and unexpected costs or liabilities that may arise.
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
Complementing our multifamily installation capabilities, our wholly-owned subsidiary, HelloTech, Inc. (“HelloTech”), provides a scalable, nationwide network of skilled independent technicians. HelloTech connects these service providers with residents and property managers seeking a wide range of on-demand technical services, such as TV mounting and smart home device installation and set-up, as well as broader home services, such as furniture assembly and handyman services.
Additionally, we offer a comprehensive property management service in and around Boston, Massachusetts.
We operate in one operating and reporting segment.
Corporate History
TS Innovation Acquisitions Corp. (“TSIA”) was incorporated in Delaware on September 18, 2020 as a special purpose acquisition company formed to acquire one or more operating businesses through a business combination. On January 24, 2021, TSIA entered into an agreement and plan of merger by and among Latch Systems, Inc., a Delaware corporation formed in 2014 (“Legacy Latch”), TSIA and Lionet Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of TSIA (“Merger Sub”). On June 4, 2021, we consummated the merger, pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly-owned subsidiary of TSIA (the “2021 Business Combination”). The post-combination company, TSIA, changed its name to Latch, Inc.
In connection with our rebrand to DOOR, in August 2025, Latch Systems, Inc., our primary operating entity and a wholly-owned subsidiary of Latch, Inc., changed its name to DOOR Systems, Inc (“Latch Systems” or “DOOR Systems,” as the context requires).

Launch of Door Property Management
In March 2024, we announced the launch of Door Property Management, LLC (“DPM”), our wholly-owned subsidiary, in conjunction with the acquisition of the property management business of The Broadway Company, a Boston-based real estate investment company (“Broadway”). Additionally, we purchased the property management division of Boston Realty Advisors in June 2024. Together, these acquisitions (the “Property Management Acquisitions”) enable us to (i) operate all aspects of a multifamily residential property, from physical management to providing advanced technology solutions, and (ii) gain hands-on experience in property management to further refine and optimize its products and services.
HelloTech Merger and Loan Agreement
On June 21, 2024, our wholly-owned subsidiary, LS HT Merger Sub, Inc. (“HT Merger Sub”), entered into an Agreement and Plan of Merger with HelloTech. On July 1, 2024, HT Merger Sub merged with and into HelloTech, with HelloTech continuing as the surviving corporation and our wholly-owned subsidiary (the “HelloTech Merger”).
HelloTech is a service platform delivering on-demand, last-mile installation, setup and connected device support. The HelloTech platform supports our professional services offering.
As consideration for the HelloTech Merger, we (i) assumed HelloTech’s outstanding borrowings under its existing term loan of approximately $6.9 million as of July 1, 2024 with Customers Bank (the “Prior Loan”) and (ii) paid $0.3 million of HelloTech’s merger-related expenses. HelloTech’s stockholders and other equity holders (including option holders, warrant holders and holders of simple agreements for future equity) did not receive any consideration in connection with the HelloTech Merger.
On July 15, 2024, we entered into a loan agreement with Customers Bank (the “Loan Agreement”). Pursuant to the Loan Agreement, Customers Bank issued a term loan in the principal amount of $6.0 million (the “Loan”). The Loan Agreement, which amended and restated the terms of the Prior Loan, did not result in us receiving any additional loan proceeds. Interest is payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%. The Loan matures on July 15, 2029 (the “Maturity Date”).
Concurrent with the Loan Agreement, we issued a warrant to Customers Bank to purchase 1,000,000 shares of our common stock (the “Bank Warrant”). The Bank Warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030.
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
Professional Services
In addition to our hardware and software solutions, we offer a comprehensive professional services business line. This includes connecting our multifamily customers to our vetted and trusted network of technicians and service providers for the installation and deployment of Latch and third-party smart access and smart home hardware products directly within their multifamily properties. Furthermore, our HelloTech business operates as a platform connecting a nationwide network of independent, vetted technicians and service providers with single family and multifamily property residents and property managers who require on-demand technical services, such as TV mounting and smart home device installation and set-up, as well as broader home services, such as furniture assembly and handyman services. We also offer a subscription service through the HelloTech platform that includes discounted home services and other technical support such as 24/7 online support, home technology checkups, and antivirus and password manager software support.
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

Cash and Inventory Position
As of December 31, 2025 and December 31, 2024, our unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $34.6 million and $75.4 million, respectively. As of December 31, 2025 and December 31, 2024, we also had approximately $27.3 million and $30.5 million in net inventory, respectively.
Human Capital
Our employees are critical to our success. As of December 31, 2025, we had approximately 120 full-time employees, all of which were based in the United States. We also engage consultants and contractors in the United States and internationally, primarily in South America and Romania, to supplement our permanent workforce. A majority of our employees are engaged in engineering, software and product development, sales and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees and service providers to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.
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
Available Information
Our internet website address for our stockholders and other interested parties is https://DOOR.com/investors. We make available, free of charge, through our website or through the SEC’s website at www.sec.gov, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Also, the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, the Code of Ethics, our Corporate Governance Guidelines and stockholder communications are available through our website, and we also intend to disclose any amendments to our Code of Ethics, or waivers to such code on behalf of our Chief Executive Officer or Chief Financial Officer, on our website. All of these corporate governance materials are available free of charge and in print to any stockholder who provides a written request to the Corporate Secretary at 1220 N. Price Rd, Suite 2, Olivette, Missouri 63132. The contents of our website are not intended to be incorporated by reference into this Form 10-K or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.
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
•Because our securities are traded on the OTCID Market, there is a minimal public market for our securities, which negatively affects the value of our securities and may make it difficult or impossible for you to sell or buy them.
•Matters relating to or arising from the Restatement and the Company’s 2022 internal investigation of certain key performance indicators and revenue recognition practices (the “Investigation”) have had, and could continue to have, an adverse effect on our business and financial condition and reputation.
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
In addition, our Board of Directors (the “Board”), management and employees have expended, and may continue to expend, a substantial amount of time on the SEC Investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition and results of operations. Publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC Investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition and results of operations.
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
Because our securities are trading on the OTCID Market, there is a minimal public market for our securities, which negatively affects the value of our securities and may make it difficult or impossible for you to sell them. We cannot assure you that our common stock and warrants will be traded on the OTCQX or OTCQB markets or listed on Nasdaq or any other national securities exchange in the future.
Beginning June 7, 2021, Latch common stock and warrants were listed and traded on The Nasdaq Capital Market LLC (“Nasdaq”) under the ticker symbols LTCH and LTCHW, respectively. In connection with the delisting of the Company’s securities from Nasdaq, from August 11, 2023 to February 12, 2026, Latch’s common stock and warrants traded on the OTC Expert Market.

Following the Company’s filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2025, Latch’s securities began trading on the OTC Pink - Limited market on February 12, 2026 and the OTCID Market on March 2, 2026.
Quotes in the OTCID Market are “Unsolicited Only” until a broker-dealer reviews the Company’s securities and submits an application under SEC Rule15c2-11. This application (the “Form 211”) is subject to review by the Financial Industry Regulatory Authority (“FINRA”). Until a Form 211 is accepted, broker-dealers may only use the OTCID Market to publish unsolicited quotes representing limit orders from retail and institutional investors who are not affiliates or insiders of the Company. Because of these restrictions, there is a minimal public market for our securities, which negatively affects the value of our securities and may make it difficult or impossible for you to sell them. We cannot assure you that our common stock and warrants will be traded on the OTCQX or OTCQB markets, which generally offer greater liquidity than the OTCID Market, or will not again trade at a lower level of the OTC markets, in the future.
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
We and our directors and certain of our former officers have been named in a derivative lawsuit related to the circumstances that gave rise to the Restatement and may be named in further proceedings.
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-06047 (the “Gottlieb Action”). The actions, which were consolidated (together, the “Derivative Actions”) generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in Brennan v. Latch, Inc. et al., Case No. 1:22-cv-07473 (S.D.N.Y.) (the “Brennan Action”) and Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027 (D. Del.) (the “Schwartz Action”), both of which, as described below, have been settled in exchange for the release of all claims against the defendants, along with consolidated class action complaints in the Court of Chancery of the State of Delaware. The Derivative Actions seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. In March 2026, the Company agreed in principle to a settlement involving the implementation of certain governance reforms and the Company’s payment of $0.5 million in attorneys’ fees, for which the Company does not expect any insurance contribution. The Company does not believe the allegations are meritorious and intends to vigorously defend against them should the parties not reach a final settlement.
The Derivative Actions relate to the circumstances identified in the Investigation, which gave rise to the Restatement and an extended filing delay in filing our periodic reports with the SEC. The litigation has been time consuming and expensive. We may also be named in further litigation, investigations or other actions that may be filed or initiated against us or our current or former officer or directors, which could require significant additional management time and attention, and could result in significant additional legal expenses or result in government enforcement actions, any of which could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. We cannot predict what losses we may incur in the pending litigation matters and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to the Restatement.
Any further legal proceedings will likely involve significant defense and other costs and, if decided adversely to us or settled, could result in significant monetary damages, penalties and reputational harm. These cash outflows could negatively impact, our cash position, liquidity and profitability.
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
See Part I, Item 3. “Legal Proceedings” and Note 17. Commitments and Contingencies, in Part II, Item 8. “Financial Statements” for additional discussion of these matters.

We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the existence of material weaknesses, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A. “Controls and Procedures.” Our management has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2025 related to (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring activities. All of these material weaknesses were identified as of December 31, 2021 or December 31, 2022.
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
ii.Potential expenditures associated with defending, negotiating or resolving the service provider demand described in Note 17. Commitments and Contingencies, in Part II, Item 8. “Financial Statements;”
iii.Unexpected expenditures related to the Derivative Actions;
iv.The incurrence of significant expenses related to other legal or regulatory proceedings, whether actual or threatened;
v.The failure of the Company to achieve its revenue expectations, including as a result of:
•Pricing compression for the Company’s products;
▪Market adoption of the DOOR App;
▪The success of the HelloTech and DPM businesses;
▪The impact of elevated interest rates on the Company’s potential customers, who may eliminate or delay expenditures for the products or services the Company offers; and
▪Market perception of the Company and its offerings;
vi.Costs of revenue and operating expenses exceeding the Company’s expectations;
vii.The Company’s failure to maintain the liquidity ratio required by the Loan Agreement;
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
In response to the risks and uncertainties described above, the Company may attempt to secure additional outside capital. However, it can provide no assurance it will be able to secure any outside capital in the future at all, or on terms that are acceptable to the Company. Additionally, the Company’s securities are currently traded on the OTCID Market. Because of applicable restrictions, there is a minimal public market for the Company’s securities, and the Company’s ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets.
The Company also plans to continue to closely monitor its cash flow forecast and, if necessary, may implement certain incremental cost savings measures to preserve its liquidity, including potentially exiting unprofitable business units, which would reduce the Company’s revenues.
As of December 31, 2025, the Company’s unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $34.6 million.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have experienced net losses in each year since inception, including a net loss of $53.7 million for the year ended December 31, 2025. We believe we will continue to incur operating losses and negative cash flow in the near term as we continue to invest significantly in our business, in particular to enhance and develop new DOOR Platform features, services and products to position us for future growth. Additionally, we have incurred substantial losses and expended significant resources to market, promote and sell our solutions and products and expect to continue to do so in the future. We also expect to continue to invest for future growth, including for customer acquisition, technology infrastructure and services development. As noted above, we have also incurred significant costs in connection with the SEC Investigation and legal proceedings.
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
•the portion of our revenue attributable to SaaS versus hardware and services;
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
•the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new services, solutions or products or paying litigation or similar expenses, including those related to the SEC Investigation, the Derivative Actions or other legal proceedings;
•the ability to effectively manage growth within existing and new markets;
•changes in the payment terms for our products and services;
•the strength of regional, national and global economies;
•the impact of any economic disruption, such as those caused by the conflict in Iran, increasing interest rates, the implementation of tariffs on imports, inflationary pressures and the threat of a recession;
•changes in the fair values of our financial instruments (including certain warrants that we assumed in connection with the 2021 Business Combination); and
•the impact of natural disasters or man-made problems such as terrorism.
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
We depend on a small number of customers for a substantial portion of our business, and we expect that a small number of customers will continue to account for a significant part of our revenue and receivables in the future. As of December 31, 2025, the Company had one customer that accounted for 47% of gross accounts receivable. As of December 31, 2024, the Company had two customers that accounted for 48% of gross accounts receivable. For the years ending December 31, 2025 and 2024, the Company had one customer that accounted for 32% and 33%, respectively, of total revenue.
If a key customer stops or slows its purchasing of our products for any reason, materially reduces its operations or its demand for our products, or suffers a material impairment of its operations for a significant period of time such that it is unable to receive or utilize our products, or pay its liabilities, our business would be materially adversely affected. For example, we expect the volume of hardware purchases and installations for a key customer’s existing portfolio to substantially decrease beginning in the year ending December 31, 2026. If the Company is unable to replace the associated revenues through addition to the key customer’s existing portfolio, expansion of our customer base, our product offerings or otherwise, the Company’s revenues would decrease, and our business would be adversely impacted.
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
We also use artificial intelligence (“AI”) tools in various business processes. Procedures to ensure these tools do not train on, store, misappropriate or otherwise use our confidential or proprietary data may not always be followed or effective.
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
Our channel partners contract with building owners to own the full scope of installation and service of our smart access products. However, we also use an integrated direct selling and deployment strategy targeted at certain larger enterprise accounts in which Latch directly owns the full scope of installation and service of our products with the building. Additionally, we offer direct sales to customers through our e-commerce platform. These strategies involve significant risks and uncertainties, including distraction of management from other business operations, significant research and development, sales and marketing and other resources dedicated to the strategies at the expense of resources being dedicated to other business operations, generation of insufficient revenue to offset expenses associated with the strategies, inadequate return of capital, increased exposure to liability for improper installation (where applicable) and other risks that we may not have adequately anticipated. Because new strategies and initiatives are inherently risky, our direct selling strategy may not be successful and could materially adversely affect our business, results of operations and financial condition.

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
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. For instance, in 2024, we launched DPM and acquired HelloTech. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business or new products and services, we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible. New regulatory and compliance regimes, such as those related to professional services or property management operations, may be found to apply to new lines of business, and we may not be in compliance. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new lines of business or products and services. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
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
If we determine that our goodwill has become further impaired, we may incur additional impairment charges, which would negatively impact our operating results.
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We recognized a goodwill impairment charge of $16.6 million for the year ended December 31, 2025 within operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Following the impairment, approximately $13.6 million of goodwill remained recorded on the accompanying Consolidated Balance Sheet at December 31, 2025.
We assess goodwill for impairment at least annually, and more frequently if events or circumstances indicate it is more likely than not that the carrying amount of the Company may not be recoverable. Goodwill may be further impaired if there are adverse changes in expected future cash flows of a reporting unit, if we restructure or dispose of a portion of our business or if there are sustained negative trends in our industry or the economy.
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
•changes in tax laws and regulations and accounting principles, or interpretations or applications thereof (which could apply retroactively); and
•certain non-deductible expenses as a result of acquisitions.
Any changes in our effective tax rate could adversely affect our results of operations.
Moreover, changes in applicable tax laws could increase our costs and adversely affect our operating results. For example, in 2021, the OECD announced an accord to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing tax-related guidelines that are different, in some respects, than current tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us or our stockholders. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any further guidelines on taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have.
We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
As of December 31, 2025, we had approximately $30.5 million in federal net operating loss (“NOL”) carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $538.2 million in federal NOL carryforwards available to offset future taxable income that have an indefinite life. As of December 31, 2025, we had approximately $493.5 million in state NOL carryforwards available to offset future taxable income. Some of these state NOLs have an indefinite life, and others are subject to different expiration rules.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize NOL carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who each own at least 5% of our common stock, increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Because the limitations on utilization of NOLs and other tax attributes that are triggered in connection with an ownership change are generally based on the value of the issuer at the time of the ownership change, if we have undergone an ownership change (whether in connection with the HelloTech Merger or any other changes in our ownership) at a time when the stock price of our common stock is limited in relation to the size of our NOLs, it could materially limit the future potential value of our NOLs. We have not completed a Section 382 analysis of any ownership changes that may have occurred or the impact of any Section 382 limitation on the utilization of acquired NOLs.
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
We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost; and all open source software licenses contain conditions and restrictions. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools has not been fully interpreted by U.S. courts or been fully addressed by federal, state or international regulations, and there is a risk that open source software licenses, including those that incorporate or rely on generative AI, could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce, or alleging copyright infringement on the basis that we have failed to comply with, the terms of the applicable open source license. These claims could result in litigation and statutory damages for copyright infringement and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we would be successful.
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
We rely on a limited number of suppliers to manufacture and transport our products, including in some cases only a single supplier for some of our products and components. Our reliance on a limited number of manufacturers increases our risks, since we do not currently have alternative or replacement manufacturers. In the event of interruption of any of our manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, from time to time, we may engage manufacturers whose primary facilities are located in Asia. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location.

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
We depend upon, but have limited control over, our suppliers, manufacturers and logistics partners, which subjects us to risks, such as the following:
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
•disputes or breakdowns in our relationship with a supplier, manufacturer or logistics partner;
•difficulties and costs incurred in establishing additional supplier, manufacturer or logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers or logistics partners;
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
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, including those imposed against China and Taiwan by the Trump Administration at various times, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.
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
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products and services. Our agreements may include minimum purchase commitments, deposits or obligations related to excess materials. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand for our products and services, changes in demand for the software, services and products of our competitors, unanticipated changes in general market conditions and the weakening of economic conditions or customer confidence in future economic conditions. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory for certain products and may not be able to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength of our brand. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Further, if we cancel all or part of our inventory or component orders, we may be liable to our suppliers and manufacturers for the cost of the unused component orders or components purchased by our manufacturers. Disputes, production delays, cessation of manufacturing activities or breakdowns in supplier relationships may limit our ability to recover prepaid balances or utilize committed components. If we are unable to negotiate favorable resolutions with a supplier or manufacturer, validate component inventories or redeploy materials into alternative production programs, we may incur additional losses.
During the year ended December 31, 2025, the Company recorded a write-off of $4.9 million related to prepaid inventory deposits for components associated with non-cancellable purchase commitments to a contract manufacturer. The prepayments were made in 2023 and prior to secure components supporting production volumes aligned with significantly higher demand forecasts at that time. Since 2022, the Company has materially reduced its hardware demand forecasts, and the Company has also ceased production with this manufacturer. As a result, the underlying components are no longer expected to be utilized in future production and were determined to have no alternative future use. The write-off was recorded within hardware cost of revenue on the accompanying Consolidated Statement of Operations and Comprehensive Loss.
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
The total excess and obsolete inventory reserve as of December 31, 2025 and December 31, 2024 was $10.9 million and $12.8 million, respectively. The $1.8 million decrease was primarily related to the sale of product with excess reserves, partially offset by increases from additional inventory purchases to resolve prior purchase commitments. See Note 9. Inventories, Net, in Part II, Item 8. “Financial Statements.”
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
In addition to the Derivative Actions and the ongoing SEC Investigation described above, from time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business operations and financial condition. As our business grows, we may see a rise in the number and significance of these disputes and inquiries. Litigation, regulatory proceedings and any intellectual property infringement matters that we could face may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, require us to modify our products or services, make content unavailable or require us to stop offering certain features, all of which could negatively affect our revenue growth.
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
We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. While we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent, such insurance is not adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business, the SEC Investigation or the Derivative Actions, and we may not be able to maintain our current levels of insurance at economical prices. We may choose to self-insure certain liabilities either by bearing such liabilities fully or by selecting a higher deductible in exchange for reduced premiums. If a significant liability claim is brought against us that is not covered by insurance, or we incur numerous smaller claims that do not meet applicable deductibles, then we may have to pay such claims with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Downturns in general economic and market conditions and reductions in spending may reduce demand for our software, services and products, which could harm our revenue, results of operations and cash flows.
Our revenue, results of operations and cash flows depend on the overall demand for our software, services and products. Negative conditions in the general economy both in the United States and abroad could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. Such conditions include those resulting from a pandemic or other global health crisis, the impact of disruptions in access to bank deposits or lending commitments due to bank failures, the conflict in Iran, elevated interest rates, inflationary pressures and the threat of a recession, changes in gross domestic product growth, financial and credit market fluctuations, construction slowdowns, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and changes in the global housing and mortgage markets.
During weak economic times, the pool of potential customers may decline as the prospects for multifamily apartment construction and renovation projects diminish, which may have a corresponding impact on our growth prospects. Elevated interest rates have significantly impacted the multifamily industry, particularly property owners or developers subject to variable rate loans. These property owners or developers may be unable to refinance loans at attractive rates, or at all, and may have to reduce their capital expenditures accordingly. In addition, there is a risk that a higher percentage of property developers will file for bankruptcy protection, which may harm our revenue, profitability and results of operations, and we may determine that the cost of pursuing any claim in bankruptcy outweighs the recovery potential of such claim.
At times, macroeconomic conditions have caused significant uncertainty and volatility in global markets, which has caused, and may continue to cause, consumer discretionary spending to decline. A prolonged economic slowdown and a material reduction in new multifamily apartment construction and renovation projects may result in diminished sales of our platforms and solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.
We are dependent upon relationships with foreign-based manufacturers and service providers, which exposes us to complex regulatory regimes, logistical challenges and business risk.
From time to time, our manufacturing may be outsourced to contract manufacturers in Asia. We also engage consultants and contractors internationally, including in Romania, to supplement our permanent workforce. These foreign exposures result in additional factors that could interrupt our relationships, affect our ability to acquire the necessary products on acceptable terms, disrupt our operations or subject us to additional regulatory regimes and business risks, including:
i.political, social and economic instability and the risk of war or other international incidents;
i.fluctuations in foreign currency exchange rates that may increase our cost of products;
ii.imposition of duties, taxes, tariffs or other charges, embargoes or other restrictions on imports, including additional tariffs on imports from China and Taiwan that the Trump Administration announced at various times;
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
If we were unable to import products at all or in a cost-effective manner, we could suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy or cease operations.

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
On April 12, 2021, the SEC Staff issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement, dated as of November 9, 2020, between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”) governing the private placement warrants that were originally issued in connection with TSIA’s initial public offering that Legacy Latch assumed as part of the 2021 Business Combination (the “Private Placement Warrants”). In response to the SEC Statement, we reevaluated the accounting treatment of the Private Placement Warrants and determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on the accompanying Consolidated Balance Sheet as of December 31, 2025 is a derivative liability related to embedded features contained within the Private Placement Warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings on the accompanying Consolidated Statements of Operations and Comprehensive Loss. As a result of the recurring fair value measurement, our financial statements and results of operations will fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.
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
The trading price of our common stock has been and is likely to continue to be volatile, particularly since it began trading on the OTC markets in August 2023. The stock market, and our industry in particular, has recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Related to Our Business and Industry” and the following:
•increasing interest rates, inflationary pressures and the threat of a recession in the United States and around the world;
•the impact of organizational changes, including any reductions in force;
•the impact of adverse resolution or settlement of, any developments in, or change in status of, the Derivative Actions, the SEC Investigation or any new, threatened or other pending litigation, investigation or regulatory action;
•the minimal public market for our securities that exists while they are traded on OTC markets;
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
In addition, the shares of our common stock issued under the 2021 Plan are, or will become, eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144 under the Securities Act, as applicable. The number of shares reserved for future issuance under the 2021 Plan equals (i) 22,500,611 plus (ii) an annual increase for ten years on the first day of each calendar year beginning January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board. As of January 1, 2026, the total number of shares reserved for issuance under the 2021 Plan had increased by 39,647,714 as a result of such annual increases. We filed the S-8 Registration Statement to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. The S-8 Registration Statement automatically became effective upon filing on August 9, 2021, but we suspended use of the S-8 Registration Statement commencing with the Company’s filing of a Notification of Late Filing on Form 12b-25 on August 10, 2022 (the “Form 12b-25”). We expect to resume using the S-8 Registration Statement after the filing of this Form 10-K, in which case shares registered under such registration statement will again be available for sale in the open market, subject to the limitations noted elsewhere in this Form 10-K.
Since the Company’s filing of the Form 12b-25 on August 10, 2022 through the date on which we become current in our SEC filings, (the “Suspension Period”), the exercise of any stock options of the Company has been suspended. Accordingly, participants may choose to exercise their stock options upon conclusion of the Suspension Period. As a result, a significant number of shares of common stock may become issued and outstanding at certain times in the future, which could cause the prevailing market price of our common stock to decline.
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
Our business is vulnerable to damage or interruption from earthquakes, fires, power outages, floods, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. The third-party systems, operations and manufacturers on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. Additionally, our hardware product inventory is highly concentrated. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products or that house our servers. As we rely heavily on our computer and communications systems and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, financial condition and operating results.
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
Historical Properties
Between November 2023 and January 2025, we leased approximately 2,000 square feet of office space in Los Angeles, California. During 2023, we were also party to a lease for approximately 9,600 square feet of office and warehouse space in Denver, Colorado that expired in November 2024. We ceased using the Denver property in November 2023.
Along with our U.S. facilities, we leased a small office space in Taipei, Taiwan until July 2025. From September 2024 to January 2025, we also leased office space in Argentina. As a result of the HelloTech Merger, we were subject to a month-to-month office lease in Cebu City, Philippines, from July 2024 to September 2025.
Item 3. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2025, will not materially affect the Company’s consolidated results of operations, financial position or cash flows, except as set forth in Note 17. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Prior to the completion of the 2021 Business Combination, the units, common stock and warrants of TSIA traded on Nasdaq under the ticker symbols TSIAU, TSIA and TSIAW, respectively.
Beginning June 7, 2021, Latch common stock and warrants were listed and traded on Nasdaq under the ticker symbols LTCH and LTCHW, respectively. In connection with the delisting of the Company’s securities from Nasdaq, from August 11, 2023 to February 11, 2026, Latch’s common stock and warrants traded on the OTC Expert Market.
Following the Company’s filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2025, Latch’s securities began trading on the OTC Pink - Limited market on February 12, 2026 and the OTCID Market on March 2, 2026.
Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
Holders
As of March 26, 2026, we had 164,257,801 shares of common stock outstanding held by approximately 400 record holders, excluding stockholders for whom shares are held in “nominee” or “street” name. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
Repurchase of Equity Securities
None.
Recent Sales of Unregistered Equity Securities
None.
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
For a comparison of our financial condition and results of operations for the years ended December 31, 2024 and December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Complementing our multifamily installation capabilities, our HelloTech business provides a scalable, nationwide network of skilled independent technicians. HelloTech connects these service providers with residents and property managers seeking a wide range of on-demand technical services, such as TV mounting and smart home device installation and set-up, as well as broader home services, such as furniture assembly and handyman services.
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
Our key business metrics are as follows for the periods presented (in thousands):

	Year ended December 31,
	2025	2024		$ Change	% Change
GAAP Measures:
Software revenue	$22,140	$20,255		$1,885	9.3%
Total revenue	$70,117	$56,630		$13,487	23.8%
Net loss	$(53,747)	$(57,596)		$3,849	(6.7%)
Non-GAAP Measure:
Adjusted EBITDA	$(27,089)	$(35,966)	(1)	$8,877	(24.7%)

(1)    The previously reported Adjusted EBITDA of $(40.7) million for the year ended December 31, 2024 has been corrected to $(36.0) million herein to exclude an additional $4.8 million in non-ordinary course legal fees and settlement reserves.

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
We define Adjusted EBITDA as our net loss, excluding the impact of the following items, if applicable: (i) depreciation and amortization expense, (ii) net interest income or expense, (iii) provision for income taxes, (iv) change in fair value of warrant liability, trading securities, or derivative instruments, (v) restructuring costs, (vi) transaction-related costs, (vii) impairment of assets (viii) non-ordinary course legal fees and settlement reserves, (ix) stock-based compensation expense and (x) gain or loss on extinguishment of debt. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Form 10-K, Adjusted EBITDA because it is a key measure used by our management and Board to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.
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
In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Year ended December 31,
	2025	2024
Net loss	$(53,747)	$(57,596)
Depreciation and amortization	5,277	7,202
Interest expense (income), net(1)	1,113	(1,416)
Provision for income taxes	—	2
Change in fair value of warrant liability	(18)	(159)
Restructuring costs(2)	(93)	1,581
Impairment of goodwill(3)	16,600	—
Impairment of intangible assets, net(3)	—	2,849
Non-ordinary course legal fees and settlement reserves(4)	3,228	12,151
Stock-based compensation(5)	551	(580)
Adjusted EBITDA(6)	$(27,089)	$(35,966)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, we determined that there is a significant financing component related to the time value of money and have therefore broken out the interest component and recorded it as a component of interest income, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss. Interest income, net includes interest expense associated with the significant financing component of $2.5 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively.
(2)See Note 24. Restructuring, in Part II, Item 8. “Financial Statements.”
(3)See Note 13. Goodwill and Intangible Assets, Net, in Part II, Item 8. “Financial Statements.” Prior to 2024, we have not recorded an impairment of goodwill or intangible assets.
(4)The amounts primarily represent legal fees related to stockholder lawsuits and the SEC Investigation. The previously reported amount of $7.4 million for the year ended December 31, 2024 has been corrected to $12.2 million herein to include an additional $4.8 million in non-ordinary course legal fees and settlement reserves, consistent with the current-period presentation. While we are involved in various litigation and legal disputes in the ordinary course of our business, we believe the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 17. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” These costs are included within general and administrative on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
(5)See Note 20. Stock-Based Compensation, in Part II, Item 8. “Financial Statements.”
(6)The previously reported Adjusted EBITDA of $(40.7) million for the year ended December 31, 2024 has been corrected to $(36.0) million herein to exclude an additional $4.8 million in non-ordinary course legal fees and settlement reserves.
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
Software Revenue. We generate software revenue primarily through the license of our SaaS over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers. SaaS arrangements generally have term lengths between one and ten years. When significant discounts are provided to customers on the longer-term software contracts paid in advance, we determined that there is a significant financing component related to the time value of money and therefore have recorded the interest expense in interest expense, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss. Our SaaS is considered a stand-ready performance obligation where customers benefit from the service evenly throughout the service period. Revenue is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
Professional Services Revenue. We generate professional services revenue in three primary ways: (i) by facilitating project-based hardware installation and activation services for enterprise customers, (ii) through fees generated by technology and home services performed for residents and consumers, and (iii) through property management services performed by DPM for our multifamily building customers.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. We have not granted any RSUs since the suspension of the S-8 Registration Statement on August 10, 2022. However, we expect to resume granting RSUs pursuant to the S-8 Registration Statement after the filing of this Form 10-K. Any such grants will increase stock-based compensation expense.
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
Interest income, net is summarized as follows:

	Year ended December 31,
	2025	2024
Interest income	$1,889	$5,892
Interest expense	(3,002)	(4,476)
Interest (expense) income, net	$(1,113)	$1,416
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
Comparison of years ended December 31, 2025 and December 31, 2024

	Year ended December 31,
(in thousands, except share and per share data)	2025	2024	$ Change	% Change

Revenue
Hardware	$19,772	$18,286	$1,486	8.1%
Software	22,140	20,255	1,885	9.3%
Professional services	28,205	18,089	10,116	55.9%
Total revenue	70,117	56,630	13,487	23.8%
Cost of revenue(1)
Hardware	19,308	15,270	4,038	26.4%
Software	2,029	2,013	16	0.8%
Professional services	21,930	14,353	7,577	52.8%
Total cost of revenue	43,267	31,636	11,631	36.8%
Operating expenses
Research and development	18,338	17,318	1,020	5.9%
Sales and marketing	15,326	12,568	2,758	21.9%
General and administrative	24,030	44,471	(20,441)	(46.0)%
Depreciation and amortization	5,277	7,202	(1,925)	(26.7)%
Impairment of goodwill	16,600	—	16,600	N.M.
Impairment of intangible assets, net	—	2,849	(2,849)	N.M.
Total operating expenses	79,571	84,408	(4,837)	(5.7)%
Loss from operations	(52,721)	(59,414)	6,693	(11.3)%
Other (expense) income, net
Change in fair value of warrant liability	18	159	(141)	(88.7)%
Interest (expense) income, net	(1,113)	1,416	(2,529)	(178.6)%
Other income, net	69	245	(176)	(71.8)%
Total other (expense) income, net	(1,026)	1,820	(2,846)	(156.4)%
Loss before income taxes	(53,747)	(57,594)	3,847	(6.7)%
Provision for income taxes	—	2	(2)	N.M.
Net loss	(53,747)	(57,596)	3,849	(6.7)%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(12)	(35)	23	(65.7)%
Foreign currency translation adjustment	30	8	22	N.M.
Comprehensive loss	$(53,729)	$(57,623)	$3,894	(6.8)%
Net loss per common share:
Basic and diluted net loss per common share	$(0.34)	$(0.37)	$0.03	(8.1)%
Weighted average shares outstanding:
Basic and diluted	160,400,816	156,652,301

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue increased by $13.5 million for the for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to (i) a $10.1 million increase in professional services revenue, driven by (a) a $6.6 million increase attributable to a full year of revenue in 2025 following the 2024 HelloTech Merger, (b) a $2.1 million increase in installation revenue, and (c) a $1.4 million increase in property management revenue, (ii) a $1.5 million increase in hardware revenue resulting from an increase of hardware shipments in 2025 compared to 2024, and (iii) a $1.9 million increase in software revenue due to the continued growth in subscriptions and from the resale of third-party software in connection with HelloTech services.
Cost of Revenue
Cost of revenue increased by $11.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to (i) a $7.6 million increase in professional services costs, driven by (a) a full year of costs in 2025 following the 2024 HelloTech Merger, which contributed $5.2 million in costs, (b) $1.6 million increase in installation services cost and (c) $0.8 million increase in property management cost, and (ii) a $4.9 million write-off of prepaid inventory deposits for components associated with non-cancellable purchase commitments to a contract manufacturer. The increases were partially offset by a $0.9 million decrease in hardware costs primarily due to efficiencies in supply chain management and lower unit costs related to prior-year inventory impairments.
Research and Development Expenses
Research and development expenses increased by $1.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to (i) a $3.6 million increase in compensation expense resulting from lower capitalization of internally-developed software costs, (ii) a $0.3 million increase in software license cost and (iii) a $0.2 million increase in compensation expense. The increases were partially offset by (i) a $0.9 million decrease in third-party expense associated with overlapping costs related to the transition of engineering contractors beginning in the second half of 2024 through the first half of 2025, (ii) a $0.8 million decrease in RSU expense, (iii) a $0.8 million decrease in severance costs related to restructuring in 2024, and (iv) a $0.6 million decrease in contract manufacturing cost.
Sales and Marketing Expenses
Sales and marketing expenses increased by $2.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily related to HelloTech, including a $2.5 million increase in compensation expense and a $0.7 million increase in digital marketing expense. The increases were partially offset by a $0.3 million decrease in severance costs related to restructuring in 2024.
General and Administrative Expenses
General and administrative expenses decreased by $20.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to (i) a $9.7 million decrease in investigation, legal and settlement fees, (ii) a $4.9 million decrease in audit fees, (iii) a $3.3 million decrease in professional and consulting fees primarily related to accounting services, (iv) a $2.3 million decrease in compensation expense, (v) a $0.8 million decrease in office and rent expense, (vi) a $0.6 million decrease in taxes and license expense related to a sales tax refund in 2025, (vii) a $0.6 million decrease in severance costs related to restructuring in 2024, and (viii) a $0.5 million decrease in travel expense. The decreases were partially offset by a $1.8 million increase in stock compensation expense and $0.6 million increase in bad debt expense.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $1.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Property and equipment depreciation expense decreased by $0.8 million, amortization expense decreased by $0.7 million in 2025 related to intangible assets, and internal use depreciation decreased by $0.5 million.
Impairment of Goodwill
During the year ended December 31, 2025, we recorded a $16.6 million impairment of goodwill to our reporting unit, reducing the goodwill balance to $13.6 million as of December 31, 2025.

Impairment of Intangibles Assets
During the year ended December 31, 2024, we recorded an impairment of $2.8 million related to the James ride share application.
Total Other (Expense) Income, Net
Total other (expense) income, net decreased by $2.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a $4.3 million decrease in interest income resulting from lower average principal investment balances, partially offset by a $1.0 million decrease in interest expense related to the significant financing component of longer-term software contracts and a $0.5 million decrease in interest expense related to the payoff of promissory notes in early 2024.
Liquidity and Capital Resources
We have incurred losses since our inception. To date, our principal sources of liquidity have been the net proceeds received as a result of the 2021 Business Combination and payments received from our customers.
As of December 31, 2025 and December 31, 2024, our unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $34.6 million and $75.4 million, respectively. Our available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
As of December 31, 2025 and December 31, 2024, we also had approximately $27.3 million and $30.5 million in net inventory, respectively.
Our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as inventory purchases from our contract manufacturers.
Beginning in the second quarter of 2022 and continuing through the date of this Form 10-K, we have incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and comprehensive review of our previously issued financial statements. Additionally, we have incurred significant costs in connection with stockholder lawsuits. See Note 17. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, has resulted or could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.
Near-Term Liquidity Position
As mentioned in Item 1A. “Risk Factors,” “The presence of various risks and uncertainties associated with our liquidity position may adversely affect our ability to sustain operations,” the following risks and uncertainties associated with our liquidity position may adversely affect our ability to sustain our operations as of the Filing Date:
•The continued incurrence of significant expenses related to legal and other professional services in connection with the SEC Investigation and the possibility that the SEC may levy civil penalties or fines;
•Potential expenditures associated with defending, negotiating or resolving the service provider demand described in Note 17. Commitments and Contingencies, in Part II, Item 8. “Financial Statements;”
•Unexpected expenditures related to the Derivative Actions;
•The incurrence of significant expenses related to other legal or regulatory proceedings, whether actual or threatened;
•The failure to achieve revenue expectations, including as a result of:
◦Pricing compression for our products;
◦Market adoption of the DOOR application;
◦The success of the HelloTech business;
◦The impact of elevated interest rates on potential customers, who may eliminate or delay expenditures for the products or services we offer; and

◦Market perception of our offerings;
•Costs of revenue and operating expenses exceeding expectations;
•The failure to maintain the liquidity ratio required by the Loan Agreement;
•The inability to fully leverage prepaid inventory; or
•The catastrophic loss of inventory due to theft, natural disaster or otherwise.
Due to the risks and uncertainties described above, we continue to monitor our liquidity position. We recognize the challenge of maintaining sufficient liquidity to sustain our operations and remain in compliance with the liquidity ratio required by the Loan Agreement. However, notwithstanding our liquidity position as of the Filing Date, and while it is difficult to predict our future liquidity requirements with certainty, we expect to be able to use our current cash and cash equivalents and available-for-sale securities to fund our operational cash requirements for at least 12 months beyond the Filing Date. Other significant factors that affect our overall management of liquidity include certain actions controlled by management, such as capital expenditures and acquisitions. See Note 15. Leases, Note 16. Debt and Note 17. Commitments and Contingencies, in Part II, Item 8. “Financial Statements.”
In response to the risks and uncertainties described above, we may attempt to secure additional outside capital. However, we can provide no assurance we will be able to secure any outside capital in the future at all, or on terms that are acceptable. Additionally, our securities are currently traded on the OTCID Market. Because of applicable restrictions, there is a minimal public market for our securities, and our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. We plan to continue to closely monitor our cash flow forecast and, if necessary, may implement certain incremental cost savings measures to preserve liquidity.
Commitments and Contractual Obligations
We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. Following the Property Management Acquisitions, in February 2024 we entered into a three-year advisory agreement with a partner pursuant to which the partner provides DPM with certain management and advisory services related to DPM’s property management business. Pursuant to such agreement, we are required to pay the partner $0.5 million annually. As of December 31, 2025, we had a remaining obligation of $0.6 million under the advisory agreement.
Indebtedness
Promissory Notes
In connection with the July 2023 acquisition of Honest Day’s Work, Inc. (“HDW”), in July 2023 we issued to HDW’s stockholders as merger consideration $22.0 million aggregate principal amount of unsecured promissory notes (the “Promissory Notes”). The Promissory Notes accrued paid-in-kind interest at a rate of 10% per annum and were scheduled to mature on July 3, 2025, unless earlier accelerated in connection with an event of default (including certain events of delisting from Nasdaq) or change of control. On April 26, 2024, we repaid the Promissory Notes in full without penalty. We paid an aggregate of $23.9 million in principal and accrued interest to the holders of the Promissory Notes.
Term Loan with Customers Bank
On July 15, 2024, we entered into the Loan Agreement with Customers Bank. Pursuant to the Loan Agreement, Customers Bank issued the Loan, which is a term loan in the principal amount of $6.0 million. The Loan Agreement, which was entered into in connection with the HelloTech Merger, did not result in our receipt of any loan proceeds. Interest is payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the maturity date is July 15, 2029 (the “Maturity Date”).
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
•    bankruptcy or insolvency events, or
•    the rendering of judgments that remain undischarged, unvacated, unbonded, unsatisfied or unstayed for a certain period.
As of December 31, 2025 and December 31, 2024, the outstanding principal of the Loan was $4.8 million and $6.0 million, respectively. We were in compliance with the covenants under the Loan Agreement as of December 31, 2025 and December 31, 2024.
On July 15, 2024, in a private placement concurrent with the Loan Agreement, we issued a warrant to Customers Bank to purchase 1,000,000 shares of our common stock. The Bank Warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030.
Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(35,893)	$(75,406)
Net cash provided by investing activities	1,686	72,886
Net cash used in financing activities	(1,223)	(22,000)
Effect of exchange rates on cash	(153)	48
Net change in cash and cash equivalents	$(35,583)	$(24,472)
Operating Activities. Net cash used in operating activities for the year ended December 31, 2025 decreased by $39.5 million compared to the year ended December 31, 2024. The decrease was primarily attributable to a $19.5 million reduction in net loss adjusted for non-cash items, a $19.3 million decrease in cash outflows resulting from the settlement in 2024 of an investment payable outstanding at December 31, 2023, and a $12.8 million decrease in inventory purchases. These favorable changes were partially offset by $7.2 million increase of cash payments related to accrued litigation settlements and $3.4 million of payments for audit services, and a $1.4 million unfavorable change in working capital primarily related to accounts payable, accounts receivable and other current liabilities. Management continues to focus on cost discipline, inventory management and liquidity preservation as it seeks to reduce operating cash usage.
Investing Activities. Net cash provided by investing activities decreased by $71.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Cash flows from investing activities primarily consist of the net purchases and sales of available-for-sale securities. The decrease was primarily attributable to the use of investment proceeds to fund operating losses, with the remaining proceeds reinvested in shorter-term securities classified as cash equivalents to maintain liquidity and preserve capital.

Financing Activities. For the year ended December 31, 2025, net cash used in financing activities decreased by $20.8 million compared to the year ended December 31, 2024. The decrease represents the difference between the $22.0 million repayment of the Promissory Notes in 2024 and the $1.2 million of debt servicing related to the Loan during the year ended December 31, 2025.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2025 or 2024 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
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
Goodwill
Goodwill is tested for impairment annually as of December 31, or more frequently whenever events or circumstances make it more likely than not that an impairment may have occurred. The impairment test requires management to estimate the fair value of the Company’s single reporting unit and compare it to its carrying value.
To determine the fair value of the Company’s reporting unit, the estimated fair value is calculated as the Company’s business enterprise value (“BEV”), plus (i) cash and marketable securities, less (ii) debt, plus (iii) non-operating assets, net. Quoted market prices in active markets are typically the best evidence of fair value and should be used as the basis for the measurement, if available. However, due to the limited trading activity and price volatility of the Company’s common stock, which was trading on the OTC Expert Market as of the valuation date, together with the Company’s non-current filing status, management determined that trading prices did not represent a reliable indicator of fair value. Accordingly, the Company, together with a third-party valuation specialist, concluded that the income valuation approach using a discounted cash flow (“DCF”) methodology was the appropriate valuation technique. The DCF analysis estimates business enterprise value (“BEV”) based on projected future cash flows and an appropriate discount rate.
This DCF analysis requires significant judgment and assumptions, including with respect to projected revenue growth, operating margins, working capital requirements, terminal growth rate and discount rate. Small changes in these assumptions could materially affect the estimated fair value of the reporting unit and could result in additional impairment charges in future periods. We believe the assumptions and estimates used in the DCF analysis were reasonable and appropriate based on information known or knowable as of the valuation date.
For the year ended December 31, 2025, the Company performed the DCF analysis with the assistance of a third-party valuation specialist. The DCF analysis resulted in an estimated BEV of approximately $28.3 million. After adjusting for cash and cash equivalents of approximately $34.6 million and debt of approximately $4.8 million, the estimated fair value of the reporting unit was approximately $58.1 million.
Although projected operating cash flows supported a positive BEV, the estimated fair value as of December 31, 2025 declined compared to the prior year due to updated operating assumptions reflecting the Company’s 2025 performance and market conditions. In addition, total cash and cash equivalents declined significantly during the year, decreasing from $75.4 million at December 31, 2024 to $34.6 million at December 31, 2025. Because estimated fair value is determined by adjusting BEV for net cash, the decline in BEV combined with the materially reduced cash balance resulted in an estimated fair value below the Company’s carrying value of approximately $74.7 million As a result, the Company recorded a goodwill impairment charge of $16.6 million for the year ended December 31, 2025. At December 31, 2025, the balance of goodwill of $13.6 million remains recorded in the accompanying Consolidated Balance Sheet.
In the 2024 annual impairment test, estimated fair value exceeded the carrying value by approximately $24.5 million, or 22.1%, and therefore no impairment was recorded. The 2024 conclusion was supported by a higher net cash position and higher cash flows projections based on information available at the time.
We believe a market participant would consider our net cash position (cash less debt) as relevant in evaluating our BEV calculation. BEV was reasonably in line with our net cash position as of December 31, 2025, which corroborates our estimated fair value.
We also evaluated the assumptions used in our DCF calculation with the assistance of an independent third-party valuation specialist. We compared key operating metrics used in the DCF model to observable data from guideline public companies (“GPCs”). While EBITDA margins used in the calculation reflect improvement over prior years, the projected terminal EBITDA margin used in the model reflects profitability assumptions below those implied by GPCs, indicating that the model incorporates conservative operating margin expectations. Additionally, projected capital expenditures used in the DCF model were consistent with the Company’s historical levels and are within a reasonable range relative to the GPCs.
Based on this comparative analysis, management concluded that the operating assumptions used in the DCF valuation model were reasonable and not more optimistic than those implied by GPCs, supporting the estimated fair value of the reporting unit.

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
Litigation
We are subject to various legal proceedings, investigations and claims. We routinely assess the likelihood of any adverse judgments or outcomes of these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. The analysis, which involves the advice of counsel, includes consideration of various factors such as the amount and timing of any potential exposure, interpretations of applicable laws, regulations or contractual terms, the likelihood or status of proceedings, the merits of the arguments, negotiations or discussions with the applicable counterparties and results of similar fact patterns experienced by us or third parties. Accruals are subject to change based upon changes in the above factors. Certain of the accrued expenses on the accompanying Consolidated Balance Sheet as of December 31, 2025 associated with the Derivative Actions are based upon a settlement amount agreed to between the applicable parties that remains subject to court approval. However, in the event court approval does not occur, the expense amount is subject to change.
Recent Accounting Pronouncements
See Note 25. Recently Issued Accounting Standards, in Part II, Item 8. “Financial Statements” for information about recent accounting pronouncements.
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
Olivette, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Latch, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Transactions

As disclosed in Note 2 and Note 5 to the consolidated financial statements, the Company’s total revenue was $70.12 million for the year ended December 31, 2025. The Company recognizes revenue (i) at a point in time upon transfer of control for hardware sales, (ii) over the term of the subscription period beginning when control of the promised service is transferred to the customer for software sales, and (iii) over the period services are provided for professional services.

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
–Confirming directly with customers, on a sample basis, pricing, terms and delivery of software and professional services contracts and performing alternative procedures for confirmations not received.
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

We identified certain assumptions used in determining the fair value of the Company’s BEV for the quantitative impairment test as a critical audit matter. The principal consideration for our determination is the significant judgment used to evaluate certain assumptions, specifically (i) projected operating expenses for a certain year and (ii) selected discount rate. Auditing these assumptions involved especially challenging auditor judgment and effort, including the extent of specialized skills and knowledge required.

The primary procedures we performed to address this critical audit matter included:

–Evaluating management’s estimate of projected operating expenses for a certain year utilizing assumptions based on the Company’s historical results and their planned course of action.
–Utilizing personnel with specialized knowledge and skill with valuation to assist in evaluating the reasonableness of the selected discount rate.

We have served as the Company’s auditor since 2025.

/s/ BDO USA, P.C.

St. Louis, MO
March 31, 2026

Latch, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$34,620	$70,203
Available-for-sale securities	—	5,187
Accounts receivable, net	7,960	9,864
Inventories, net current	15,258	14,376
Prepaid expenses and other current assets	7,098	30,523
Total current assets	64,936	130,153
Property and equipment, net	835	1,073
Internally-developed software, net	8,382	10,748
Inventories, net non-current	12,080	16,082
Goodwill	13,605	30,205
Intangible assets, net	2,297	2,584
Other non-current assets	4,667	5,579
Total assets	$106,802	$196,424
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,447	$7,821
Current portion of long-term debt	1,314	1,314
Accrued expenses	10,458	35,066
Deferred revenue, current	11,237	11,900
Other current liabilities	790	1,092
Total current liabilities	28,246	57,193
Deferred revenue, non-current	15,138	21,282
Long-term debt	3,330	4,515
Other non-current liabilities	2,077	2,251
Total liabilities	48,791	85,241
Commitments and contingencies (see Note 17)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 163,519,801 and 164,087,277 shares issued and outstanding as of December 31, 2025 and 2024, respectively(1)	19	19
Treasury stock	(1)	(1)
Additional paid-in capital	770,423	769,866
Accumulated other comprehensive income	39	21
Accumulated deficit	(712,469)	(658,722)
Total stockholders’ equity	58,011	111,183
Total liabilities and stockholders’ equity	$106,802	$196,424

(1)Shares issued and outstanding as of December 31, 2025 and December 31, 2024 exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024

Revenue
Hardware	$19,772	$18,286
Software	22,140	20,255
Professional services	28,205	18,089
Total revenue	70,117	56,630
Cost of revenue(1)
Hardware	19,308	15,270
Software	2,029	2,013
Professional services	21,930	14,353
Total cost of revenue	43,267	31,636
Operating expenses
Research and development	18,338	17,318
Sales and marketing	15,326	12,568
General and administrative	24,030	44,471
Depreciation and amortization	5,277	7,202
Impairment of goodwill	16,600	—
Impairment of intangible assets, net	—	2,849
Total operating expenses	79,571	84,408
Loss from operations	(52,721)	(59,414)
Other (expense) income, net
Change in fair value of warrant liability	18	159
Interest (expense) income, net	(1,113)	1,416
Other income, net	69	245
Total other (expense) income, net	(1,026)	1,820
Loss before income taxes	(53,747)	(57,594)
Provision for income taxes	—	2
Net loss	$(53,747)	$(57,596)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(12)	(35)
Foreign currency translation adjustment	30	8
Comprehensive loss	$(53,729)	$(57,623)
Net loss per common share:
Basic and diluted net loss per common share	$(0.34)	$(0.37)
Weighted average shares outstanding:
Basic and diluted	160,400,816	156,652,301

(1)Exclusive of depreciation and amortization shown in operating expenses.

See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock(1)		Additional Paid-in Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2024	175,462	$19	$770,196	$—	$48	$(601,126)	$169,137
Issuance of common stock upon settlement of restricted stock units	5,655	—	—	—	—	—	—
Tax withholdings on settlement of equity awards	(1,770)	—	—	—	—	—	—
Repurchase or restricted common stock	(15,260)	—	1	(1)	—	—	—
Foreign translation adjustment	—	—	—	—	8	—	8
Stock-based compensation	—	—	(331)	—	—	—	(331)
Unrealized loss on available-for-sale securities	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(57,596)	(57,596)
December 31, 2024	164,087	19	769,866	(1)	21	(658,722)	111,183
Foreign translation adjustment	—	—	—	—	30	—	30
Stock-based compensation	—	—	557	—	—	—	557
Unrealized loss on available-for-sale securities	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	(53,747)	(53,747)
December 31, 2025	164,087	$19	$770,423	$(1)	$39	$(712,469)	$58,011

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the consolidated financial statements.

Latch, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2025	2024

Operating activities
Net loss	$(53,747)	$(57,596)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,277	7,202
Non-cash interest income	(161)	(1,196)
Change in fair value of warrant liability	(18)	(159)
Realized loss on available-for-sale securities	—	1
Change in unrealized (income) loss on marketable securities	(9)	91
Impairment of goodwill	16,600	—
Impairment loss on intangible assets	—	2,849
Loss on disposal of fixed assets and impairment of capitalized software	1,224	189
Provision for expected credit losses, net of recoveries	359	(144)
Provision for credit losses on contract assets	(14)	(134)
Stock-based compensation expense	551	(580)
Changes in assets and liabilities (excluding effects of acquisitions)
Accounts receivable	1,545	(2,346)
Inventories, net	3,120	(3,756)
Prepaid expenses and other current assets	23,446	4,717
Other non-current assets	1,131	685
Accounts payable	(3,374)	3,647
Accrued expenses	(24,596)	(20,342)
Other current liabilities	(302)	(1,841)
Other non-current liabilities	(118)	43
Deferred revenue	(6,807)	(6,736)
Net cash used in operating activities	(35,893)	(75,406)
Investing activities
Purchase of available-for-sale securities	(6,656)	(20,293)
Proceeds from sales and maturities of available-for-sale securities	12,001	101,036
Business acquisitions, net of cash acquired	—	(950)
Purchase of property and equipment	(79)	(766)
Proceeds from sale of fixed assets	28	—
Capitalized internally-developed software	(3,608)	(6,141)
Net cash provided by investing activities	1,686	72,886
Financing activities
Repayment of term loan	(1,223)	—
Repayment of unsecured promissory notes	—	(22,000)
Net cash used in financing activities	(1,223)	(22,000)
Effect of exchange rates on cash	(153)	48
Net change in cash and cash equivalents	(35,583)	(24,472)
Cash and cash equivalents
Beginning of year	70,203	94,675
End of year	$34,620	$70,203
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$472	$2,099
Income taxes	$(8)	$4
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally-developed software	$6	$249
Net assets acquired as part of business acquisitions	$—	$2,067
Debt assumed/issued as part of business acquisitions	$—	$6,000
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
On June 4, 2021, the Company consummated a merger by and among the Company (formerly known as TS Innovation Acquisitions Corp. (“TSIA”)), Latch Systems, Inc. (“Legacy Latch”) and Lionet Merger Sub Inc., a wholly-owned subsidiary of TSIA (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Latch, with Legacy Latch becoming a wholly-owned subsidiary of the Company (the “2021 Business Combination”). In connection with the 2021 Business Combination, the Company changed its name from TS Innovation Acquisitions Corp. to Latch, Inc.
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
In January 2024, in connection with the acquisition of a property management business, the Company formed Door Property Management, LLC (“DPM”). In June 2024, the Company formed a subsidiary into which HelloTech, Inc. (“HelloTech”) merged as the surviving entity (the “HelloTech Merger”). HelloTech is a service platform delivering on-demand, last-mile installation, setup and connected device support. The HelloTech platform, in combination with the technology Latch acquired in the HDW Acquisition, supports the Company’s professional services offering.
In August 2025, the Company rebranded as DOOR, although its legal name remains Latch, Inc. In connection with the rebrand to DOOR, Latch Systems, Inc., the Company’s primary operating entity and a wholly-owned subsidiary, changed its name to DOOR Systems, Inc. (“Legacy Latch” or “DOOR Systems,” as the context requires). The Company, referred to herein interchangeably as “Latch” or “DOOR,” operates as one reportable segment and derives revenues primarily from operations in North America.
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
Liquidity Position
The Company has incurred losses since the Company’s inception. Prior to the closing of the 2021 Business Combination, the Company’s operations were financed primarily through net proceeds from the issuance of the Company’s redeemable convertible preferred stock and convertible notes, as well as borrowings under the Company’s term loan. The Company received approximately $450.0 million in cash proceeds, net of fees and expenses funded in connection with the 2021 Business Combination, which included approximately $192.6 million from the sale of approximately 19.3 million newly-issued shares of common stock in connection with the 2021 Business Combination.
As of December 31, 2025 and 2024, the Company’s unrestricted cash and cash equivalents and available-for-sale securities were approximately $34.6 million and $75.4 million, respectively. The Company’s available-for-sale securities investment

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss.
Historically, the Company’s short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as component inventory purchases from the Company’s contract manufacturers. Beginning in the second quarter of 2022 and continuing through 2026, the Company has incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of the Investigation and the SEC Investigation (as defined below), as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and the Financial Statement Review. Additionally, the Company has incurred significant costs in connection with various pending litigation. Such litigation involves significant defense and other costs and, if decided adversely to the Company or settled, has resulted or could result in significant monetary damages or expenditures. Although the Company maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations, its insurance coverage does not cover all claims that have been or may be brought against it.
In light of the Company’s liquidity position described above, the Company may attempt to secure additional outside capital. However, the Company can provide no assurance it will be able to secure any outside capital in the future at all, or on terms that are acceptable to the Company. Additionally, the Company’s securities are currently traded on the OTC Markets Group Inc.’s (“OTC”) OTCID Basic Market (the “OTCID Market”). Because of applicable restrictions, there is a minimal public market for the Company’s securities, and the Company’s ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2025 and 2024, cash consisted primarily of funds held in the Company’s checking accounts, money market funds and commercial paper. The Company considers these money market funds and commercial paper to be Level 1 or Level 2 financial instruments based on availability of quoted prices.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Inventories, Net
Inventories, net consist of raw materials and finished goods and are stated at the lower of cost or net realizable value with cost being determined using the average cost method. Finished goods are purchased from contract manufacturers and component suppliers.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are recorded at cost and primarily consist of prepaid inventory, unbilled receivables, insurance receivables and other various payments that the Company has made in advance for goods or services to be received in the future. Prepaid inventory charges are incurred to secure the production of inventory prior to delivery. Upon delivery of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the accompanying Consolidated Balance Sheets. Insurance receivables are collected from third-party insurance providers for covered litigation matters once applicable retentions or deductibles have been satisfied.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Goodwill
Goodwill is measured as the excess of consideration transferred over the fair value of the net assets acquired in the Company’s prior acquisitions. Goodwill reflects the value of expected synergies between the combined operations and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.
Goodwill is tested for impairment annually as of December 31 or more frequently whenever events or circumstances make it more likely than not that an impairment may have occurred. Application of the goodwill impairment test requires significant judgment in several areas. Because the Company operates as a single reporting unit, the goodwill impairment test primarily involves estimating the fair value of that reporting unit and comparing it to its carrying value.
Under applicable accounting guidance, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if the Company elects to bypass the qualitative assessment altogether, it is then required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with carrying value. The Company elected to bypass the qualitative assessment and proceed directly to a quantitative assessment.
To determine the fair value of the Company’s reporting unit, the estimated fair value is calculated as the Company’s business enterprise value (“BEV”), plus (i) cash and marketable securities, less (ii) debt, plus (iii) non-operating assets, net. The Company estimated the fair value of its reporting unit using the income approach, a discounted cash flow methodology, based on the present value of expected future cash flows.
The income approach estimates BEV using cash flow projections developed by management that are discounted to reflect relative risk. These discounted cash flow projections are calibrated to reflect market participant assumptions for valuation purposes and may differ from internal operating projections, as they incorporate risk-adjusted growth and margin expectations consistent with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). The projections used in the valuation reflect assumptions that market participants would use in pricing the reporting unit as of the measurement date and are based on information known or knowable as of the valuation date.
The key assumptions used in the analysis include, but are not limited to, projected revenue, projected operating expenses, working capital requirements, terminal growth rate, discount rate, revenue multiple and EBITDA multiple. Small changes in these assumptions could materially affect the estimated fair value of the reporting unit and could result in additional impairment charges in future periods. The discount rate incorporates a company specific risk premium (“CSRP”), which represents the incremental return that investors may require to compensate for the risks and uncertainties in the estimated future cash flows of such company. The discounted cash flow analysis incorporated significant unobservable inputs and therefore represents a Level 3 fair value measurement within the fair value hierarchy under ASC 820. The Company believes the assumptions and estimates used in the discounted cash flow analysis were reasonable and appropriate based on information known or knowable as of the valuation date.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Intangible Assets, Net
Intangible assets, net are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The Company evaluates long-lived intangible assets for impairment whenever events or circumstances indicate that it is more likely than not that an impairment may have occurred. To estimate fair value, the Company considers both entity-specific factors and observable market data, in accordance with ASC 820. The valuation incorporates significant unobservable inputs and therefore represents a Level 3 fair value measurement. The analysis relies on assumptions that market participants would use in pricing the reporting unit, including projected revenue growth rates, operating margins, discount rate, terminal growth rate and the selection of guideline public companies. The assumptions used were based on information known or knowable as of the valuation date. Changes in these assumptions or in market conditions could materially affect the estimated fair value.
Leases
The Company accounts for its leases in accordance with ASC Topic 842, Lease Accounting (“ASC 842”). ASC 842 requires that leases be evaluated and classified as operating or finance leases for financial reporting purposes. The Company determines if an arrangement contains a lease at contract inception. As part of the lease determination process, the Company assesses several factors, including, but not limited to, whether there is a right to control and direct the use of the asset and whether the other party has a substantive substitution right. As the Company’s leases generally do not have identical or nearly identical contract provisions, the Company accounts for each of its leases at the contract level.
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
Revenue
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identify contracts with customers; (ii) determine whether the promised goods or

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

services are performance obligations; (iii) measure the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the Company satisfies each performance obligation.
The Company determines that a contract exists when an agreement with a customer creates legally enforceable rights and obligations, which occurs when a contract has been approved by both parties, the parties are committed to perform their respective obligations, each party’s rights and payment terms are clearly identified, commercial substance exists and it is probable that the Company will collect the consideration to which it is entitled.
The Company identifies a performance obligation in a contract for each promised good that is separately identifiable from other promises in the contract and for which the customer can benefit from the good. The Company currently generates its revenues from three primary sources: (i) sales of hardware devices, (ii) licenses of software products, and (iii) professional services. The Company has determined the following goods and services to be distinct performance obligations because they can be and generally are sold by the Company on a standalone basis, and because other vendors sell similar technologies and services on a standalone basis.
Hardware
The Company generates hardware revenue primarily from the sale of its portfolio of devices. The Company sells hardware to customers, which include real estate developers, builders, building owners and property managers, directly or through its channel partners, who act as intermediaries, installers or wholesalers. The Company recognizes hardware revenue when control of the hardware has been transferred to the customer. The Company has determined that control transfers to a customer when hardware is shipped, as the Company’s standard delivery terms are Free on Board (“FOB”) Shipping Point. Certain customers may request FOB Destination, in which case control transfers to the customer upon delivery to the requested destination.
The Company generally provides warranties that its hardware will be substantially free from defects in materials and workmanship for a period of one or two years for electronic components depending on the hardware product, and five years for mechanical components. The Company determines in its sole discretion whether to replace or refund warrantable devices. The Company determined these warranties are not separate performance obligations as they cannot be purchased separately and do not provide a service in addition to an assurance the hardware will function as expected. The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the years ended December 31, 2025 and 2024, the reserve recorded for hardware warranties was approximately 3% and 3%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the years ended December 31, 2025 and 2024, the allowance for returns resulted in a recovery of revenue of $0.1 million and $0.5 million, respectively.
Software
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement, as well as from the resale of third-party software in connection with HelloTech services. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts are provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the interest expense in interest expense, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $2.5 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively.
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
For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the good or service separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, taking into account available information such as market conditions, historical pricing data and internal pricing guidelines related to the performance obligations. The Company uses an observable selling price for hardware and software performance obligations and applies the residual approach for professional services obligations related to activation and installation of hardware. For subscription revenues through the HelloTech platform, the Company uses a cost-plus estimated margin approach for software obligations and an observable selling price for professional services.
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
Cost of Revenue
Cost of hardware revenue consists primarily of product costs, including manufacturing costs, duties and other applicable importation costs, shipping and handling costs, packaging, warranty costs, assembly costs and warehousing costs, as well as other non-inventoriable costs, including personnel-related expenses associated with supply chain logistics. Costs of hardware revenue also include charges related to lower of cost or net realizable value adjustments and reserves for excess inventory and non-cancellable purchase commitments.
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
Total legal fees were $4.1 million and $13.7 million for the years ended December 31, 2025 and 2024, respectively.
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
Interest (expense) income, net is summarized as follows:

	Year ended December 31,
	2025	2024
Interest income	$1,889	$5,892
Interest expense	(3,002)	(4,476)
Interest (expense) income, net	$(1,113)	$1,416
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company recorded a full valuation allowance against its deferred tax assets.
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
The Company estimates the fair value and requisite service period of performance-vesting stock option awards as of the grant date based on the Monte Carlo simulation model with the assistance of an independent third-party valuation specialist. The Monte Carlo simulation model is built on certain assumptions, including stock price volatility. The model included 100,000 iterations and various inputs including:

Starting stock price	$0.40
Selected volatility	75%
Risk-free interest rate	3.85%
Dividend yield	0%

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company cannot predict the prices at which its common stock will trade in the future, and achievement of market conditions may occur in periods different than estimated. Compensation costs related to awards with market conditions are recognized on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied and are not reversed, provided that the requisite service period derived from the Monte-Carlo simulation has been completed. See Note 20. Stock-Based Compensation.
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
Earnings per Share
The calculation of earnings per share is based on the weighted average number of shares of common stock or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include convertible preferred stock, common stock options, common stock warrants and restricted stock units (“RSUs”).
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
3.SEGMENT REPORTING
As of December 31, 2025, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the Chief Executive Officer. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly. In addition, the CODM reviews the expense categories presented on the accompanying Consolidated Statements of Operations and Comprehensive Loss to manage the Company’s operations. The measure of segment assets is reported on the accompanying Consolidated Balance Sheets as total assets.
The accompanying Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024 reflect the one reportable segment.
Geographic Information
The Company’s revenues are primarily generated in the United States. Revenues outside of the United States were approximately $0.8 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. The Company does not have any long-lived assets located outside the United States.
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
Consolidated Pro-forma Financial Results
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the year ended December 31, 2024, as if the Property Management Acquisitions and the HelloTech Merger had been consummated on January 1, 2024.

Total revenue	$67,844
Net loss	$(60,353)
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
The Company completed its acquisition accounting for the 2024 acquisitions as of December 31, 2024. No material measurement-period adjustments were recorded during the year ended December 31, 2025, and the Company does not expect to record any additional measurement-period adjustments related to these acquisitions.
5.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided, and the related timing of revenue recognition:

	Year ended December 31,
	2025	2024
Point-in-time revenue:
Hardware	$19,772	$18,286
Total point-in-time revenue	19,772	18,286
Period-of-time revenue:
Software	22,140	20,255
Hardware installation and activation services	9,472	7,375
HelloTech services	14,892	8,313
Property management services	3,834	2,390
Other	7	11
Total period-of-time revenue	50,345	38,344
Total revenue	$70,117	$56,630
Deferred Contract Costs
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2023	$3,539
Additions to deferred contract costs	7
Amortization of deferred contract costs	(429)
Balance as of Balance as of January 1, 2024	3,117
Additions to deferred contract costs	—
Amortization of deferred contract costs	(427)
Balance as of December 31, 2025	$2,690
6.ACCOUNTS RECEIVABLE, NET AND CONTRACT BALANCES
The opening and closing balances of accounts receivable, net is as follows:

	December 31, 2025	December 31, 2024
Balance at beginning of the year	$9,864	$6,001
Ending balance	$7,960	$9,864
As of December 31, 2025 and 2024, the allowance for expected credit losses contains an estimate of credit losses for any outstanding invoices. The Company generally does not require any security or collateral to support its receivables.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Year Ended December 31,
	2025	2024
Balance as of beginning of period	$96	$496
Provision for expected credit losses	359	(142)
Recoveries	10	—
Write-offs charged against the allowance	(348)	(258)
Balance as of end of period	$117	$96
Contract Balances
The opening and closing balances of contract assets (unbilled receivables) are as follows:

	December 31, 2025	December 31, 2024
Balance at beginning of the year	$4,074	$5,942
Ending balance	2,009	4,074
Change	$(2,065)	$(1,868)
The difference between the opening and closing balances of the Company’s contract assets (unbilled receivables) primarily results from timing differences between the Company’s performance and the customer’s payment as well as the number of active installation projects.
The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	December 31, 2025	December 31, 2024
Balance at beginning of the year	$33,182	$39,579
Ending balance	26,375	33,182
Change	$(6,807)	$(6,397)
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily related to a shift from multi-year contracts billed upfront to contracts billed on an annual basis resulting in less deferred revenue being added upon invoice date.
The Company recognized $14.4 million and $13.1 million of prior year deferred software revenue during the years ended December 31, 2025 and 2024, respectively.
Contract liabilities (deferred revenue) consisted of the following:

	December 31, 2025	December 31, 2024
Revenue	$12,879	$14,419
Interest expense	(1,642)	(2,519)
Total current deferred revenue	$11,237	$11,900

Revenue	$18,183	$25,990
Interest expense	(3,045)	(4,708)
Total non-current deferred revenue	$15,138	$21,282

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

7.INVESTMENTS
Available-for-Sale Securities (Marketable Securities)
The Company did not have any investments in marketable securities as of December 31, 2025. The Company’s marketable securities by security type as of December 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$5,184	$3	$5,187
Total available-for-sale securities	$5,184	$3	$5,187
Contractual maturities of the Company’s available-for-sale and trading securities as of December 31, 2024 are summarized as follows:

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
As of December 31, 2025, the Company had not identified any impairment indicators in its investments.
During the year ended December 31, 2025, the Company received $12.0 million of proceeds from maturities and call redemptions and recorded minimal realized losses from the sale of available-for-sale securities. During the year ended December 31, 2024, the Company received $101.0 million of proceeds from maturities and call redemptions, recorded minimal realized losses from the sale of available-for-sale securities and received no proceeds from sales. Gains and losses are determined using the specific identification method, whereby realized gains and losses are calculated based on the historical cost of the specific available-for-sale securities sold, matured or redeemed.
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
During the three months ended December 31, 2025, the privately held company entered into a definitive agreement to be acquired by a third-party. The Company did not record any adjustment to the carrying value of the investment as of December 31, 2025 since the transaction has not been finalized and is subject to customary closing conditions and regulatory approval. The Company will evaluate the impact of the transaction on the fair value of the investment in future reporting periods.
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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$3,392	$—	$—	$3,392
Money market funds and other cash equivalents	1,191	30,037	—	31,228
Total cash and cash equivalents	4,583	30,037	—	34,620
Investment in private company	—	—	954	954
Total assets	$4,583	$30,037	$954	$35,574

Liabilities
Warrant liability	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

	As of December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$4,087	$—	$—	$4,087
Money market funds	—	66,116	—	66,116
Total cash and cash equivalents	4,087	66,116	—	70,203
Available-for-sale securities	544	4,643	—	5,187
Investment in private company	—	—	954	954
Total assets	$4,631	$70,759	$954	$76,344

Liabilities
Warrant liability	$—	$30	$—	$30
Total liabilities	$—	$30	$—	$30
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
As of December 31, 2025 and 2024, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
During the years ended December 31, 2025 and 2024, there were no transfers of financial assets between Level 1 and Level 2. There were no purchases, sales or transfers of Level 3 instruments during the years ended December 31, 2025 and 2024.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Concentrations of Credit Risk
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each balance sheet date. As of December 31, 2025, the Company had one customer that accounted for $3.9 million, or 47%, of gross accounts receivable. As of December 31, 2024, the Company had two customers that accounted for $4.8 million and $1.3 million, or 48% and 13%, of gross accounts receivable. As of December 31, 2025 and 2024, the Company had one customer that accounted for $0.7 million and $3.2 million, or 36% and 78%, of unbilled receivables, respectively. For the years ended December 31, 2025 and 2024, the Company had one customer that accounted for $22.4 million and $18.6 million, or 32% and 33%, of total revenue, respectively.
9.INVENTORIES, NET
Inventories, net consisted of the following:

	December 31, 2025	December 31, 2024
Raw materials	$4,324	$6,115
Finished goods	10,934	8,261
Total current inventories, net	15,258	14,376
Finished goods, non-current, net	12,080	16,082
Total inventories, net	$27,338	$30,458
The total excess and obsolete inventory reserve as of December 31, 2025 and December 31, 2024 was $10.9 million and $12.8 million, respectively.
10.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid inventory	$2,070	$12,721
Unbilled receivables, net	2,009	4,074
Investment in private company	954	954
Prepaid capitalized incentives	437	437
Prepaid installation payments	150	227
Insurance receivable	82	10,001
Other prepaid expenses and other current assets	1,396	2,109
Total prepaid expenses and other current assets	$7,098	$30,523
During the year ended December 31, 2025, the Company recorded a write-off of $4.9 million related to prepaid inventory deposits for components associated with non-cancellable purchase commitments to a contract manufacturer. The prepayments were made in 2023 and prior to secure components supporting production volumes aligned with significantly higher demand forecasts at that time. Since 2022, the Company has materially reduced its hardware demand forecasts, and the Company has also ceased production with this manufacturer. As a result, the underlying components are no longer expected to be utilized in future production and were determined to have no alternative future use. The write-off was recorded within hardware cost of revenue on the accompanying Consolidated Statement of Operations and Comprehensive Loss.
As of December 31, 2024, insurance receivable included $10.0 million related to a stockholder class action lawsuit settlement that was paid by the Company’s insurers to the designated plaintiff account during the year ended December 31, 2025.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

11.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Computers and equipment	$6,223	$6,176
Office furniture	123	116
Vehicles	106	145
Leasehold improvements	163	163
Property and equipment	6,615	6,600
Less: accumulated depreciation	(5,780)	(5,527)
Total property and equipment, net	$835	$1,073
Total depreciation expense for the years ended December 31, 2025 and 2024 was $0.3 million and $1.1 million, respectively.
The Company did not acquire any property and equipment under capital leases during the years ended December 31, 2025 and 2024.
12.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	December 31, 2025	December 31, 2024
Internally-developed software	$29,085	$23,188
Software-in-development	1,971	5,507
Less: accumulated amortization	(22,674)	(17,947)
Total internally-developed software, net	$8,382	$10,748
The Company capitalized $3.6 million and $6.2 million in internally-developed software during the years ended December 31, 2025 and 2024, respectively. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service.
Total amortization expense related to internally-developed software for the years ended December 31, 2025 and 2024 was $4.7 million and $5.2 million, respectively. Impairment expense was $1.3 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expense on the accompanying Consolidated Statements of Operations and Comprehensive Loss.
13.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table represents a roll-forward of goodwill:

	December 31, 2025	December 31, 2024
Balance, beginning of period	$30,205	$25,322
Acquired	—	4,883
Impairment	(16,600)	—
Balance, end of period	$13,605	$30,205
In conducting the annual impairment test of goodwill as of December 31, 2025, the Company performed a quantitative assessment to determine if the fair value of the reporting unit had been reduced below its carrying value. The discounted cash flow analysis resulted in an estimated BEV of approximately $28.3 million. After adjusting for cash and cash equivalents of

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

approximately $34.6 million and debt of approximately $4.8 million, the estimated fair value of the reporting unit was approximately $58.1 million.
The estimated fair value was less than the carrying value of the Company’s net assets of approximately $74.7 million, resulting in the recognition of a goodwill impairment charge of $16.6 million for the year ended December 31, 2025. The impairment charge was recorded within operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Following the impairment, approximately $13.6 million of goodwill remained recorded on the Consolidated Balance Sheet at December 31, 2025.
In the 2024 annual impairment test, the quantitative evaluation of goodwill indicated that the estimated fair value exceeded the carrying value by approximately $24.5 million, or 22.1%, and therefore no impairment was recorded. The 2024 conclusion was supported by a higher net cash position and higher cash flows projections based on information available at the time.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain names	$2,034	$(797)	$1,237
Developed technology	600	(90)	510
Customer relationships	595	(64)	531
Patents	37	(22)	15
Non-compete	10	(6)	4
Licenses	4	(4)	—
Total	$3,280	$(983)	$2,297

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain names	$2,034	$(571)	$1,463
Developed technology	600	(45)	555
Customer relationships	595	(54)	541
Patents	37	(19)	18
Non-compete	10	(3)	7
Licenses	4	(4)	—
Total	$3,280	$(696)	$2,584
Total amortization expense related to intangible assets was $0.3 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.
There was no intangible impairment expense recorded in the year ended December 31, 2025. As a result of an impairment test for the year ended December 31, 2024, the Company concluded that the carrying value of the James ride sharing application, which the Company acquired in connection with the HDW Acquisition, exceeded its estimated fair value. The Company recorded a non-cash impairment charge of $2.8 million, which was included in impairment of intangible assets, net on the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. The charge was primarily driven by a decline in projected revenues as a result of the change in strategy following the HelloTech Merger.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	10
Domain names	3 - 13
Customer relationships	15 - 17
Patents	12
Non-compete	3
Licenses	5
14.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Accrued litigation costs	$7,279	$25,627
Accrued compensation	549	722
Accrued purchases	246	3,109
Accrued audit fees	207	2,008
Accrued warranties	72	226
Accrued restructuring costs	—	1,053
Other accrued expenses	2,105	2,321
Total accrued expenses	$10,458	$35,066
As of December 31, 2025, accrued litigation costs primarily included $6.8 million related to a service provider demand. As of December 31, 2024, accrued litigation costs primarily included (i) the Company’s $14.875 million share of the settlement related to consolidated class action complaints in the Court of Chancery of the State of Delaware, (ii) $6.8 million related to the service provider demand, (iii) $1.95 million related to settlement of the securities class action pursuant to the complaint in the United States District Court for the Southern District of New York (Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473, the “Brennan Action”), and (iv) $1.95 million related to settlement of the securities class action pursuant to the complaint in the United States District Court for the District of Delaware (Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027, the “Schwartz Action”). See Note 17. Commitments and Contingencies for further discussion of the service provider demand.
15.LEASES
The Company has entered into various operating lease agreements, which are generally for offices and facilities. During the year ended December 31, 2024, the Company held leases in St. Louis, Denver, Colorado, Los Angeles, California and Taipei, Taiwan. The Company did not have any finance leases or subleases as of December 31, 2025 and 2024.
As of December 31, 2025, the Company leased office spaces in St. Louis. The term of the St. Louis lease commenced March 1, 2024 and continues through June 1, 2029, subject to a five-year renewal option held by the Company. The lease agreements often include escalating lease payments, renewal provisions and other provisions that require the Company to pay costs related to taxes, insurance and maintenance.
As the Company’s leases do not have a readily determinable implicit interest rate, the Company used an IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. For leases entered into during the year ended December 31, 2025 and December 31, 2024, the Company determined the IBR to be 10.0%. The IBR used by the Company is based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the respective leases.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Additional information related to operating leases included on the accompanying Consolidated Balance Sheets as of December 31, 2025 is presented in the table below, assuming the Company’s exercise of its renewal option (in thousands, except weighted average term and discount rate):

ROU assets	$2,323
Lease liabilities	$2,454
Operating lease cost	$415
Short-term lease cost	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$395
Weighted average remaining lease term - operating leases	8.4 years
Weighted average discount rate - operating leases	10.0%
Maturities of lease liabilities under the non-cancelable operating leases as of December 31, 2025, are as follows:

2026	$407
2027	419
2028	432
2029	437
2030	437
Thereafter	1,496
Total lease payments	3,628
Less: imputed interest	(1,174)
Total lease liabilities	$2,454
Rent expense related to all leases for the years ended December 31, 2025 and 2024 was $0.7 million and $1.2 million, respectively.
16.DEBT
A summary of the Company’s debt is as follows:

	December 31, 2025	December 31, 2024
Term loan	$4,644	$5,829
Total debt	4,644	5,829
Less: Current portion of long-term debt	(1,314)	(1,314)
Total long-term debt	$3,330	$4,515
On July 15, 2024, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Customers Bank. Pursuant to the Loan Agreement, Customers Bank issued a term loan in the principal amount of $6.0 million (the “Loan”) and forgave approximately $0.9 million of principal and all accrued interest, fees and expenses on HelloTech’s then-outstanding term loan of approximately $6.9 million (the “Prior Loan”). The Loan Agreement, which amended and restated the terms of the Prior Loan, did not result in the Company receiving any additional loan proceeds. Interest is payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the maturity date is July 15, 2029 (the “Maturity Date”).
The fair value of the Loan was $4.6 million and $5.8 million as of December 31, 2025 and December 31, 2024, respectively. Payments under the Loan were interest-only through January 15, 2025. Thereafter, the Company is required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the Loan.
Pursuant to the Loan Agreement, Customers Bank was granted security interests in substantially all of the Company’s assets, other than intellectual property, and the Loan Agreement contains customary affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with the covenants under the Loan Agreement.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table presents the future minimum principal payments on the total borrowings under all debt agreements as of December 31, 2025:

2026	$1,333
2027	1,333
2028	1,333
2029	778
Thereafter	—
Total future minimum payments	4,777
Less: debt discount	(133)
Total	$4,644
17.COMMITMENTS AND CONTINGENCIES
Registration Rights Agreements
In connection with the 2021 Business Combination, the Company and certain stockholders of Legacy Latch and TSIA entered into an amended and restated registration rights agreement (the “2021 Registration Rights Agreement”). Pursuant to the 2021 Registration Rights Agreement, in June 2021, the Company filed a registration statement on Form S-1 with respect to the registrable securities under the 2021 Registration Rights Agreement. Certain Legacy Latch stockholders and TSIA stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $75.0 million. The Company also agreed to provide certain demand and “piggyback” registration rights. The 2021 Registration Rights Agreement also provides that the Company pays certain expenses relating to such registrations and indemnifies the stockholders against certain liabilities. The Company bears the expenses incurred in connection with the filing of any such registration statements. The 2021 Registration Rights Agreement does not provide for any penalties connected with delays in registering the Company’s common stock.
In connection with the consummation of the HDW Acquisition, the Company and certain of HDW’s stockholders (the “Holders”) entered into that certain Registration Rights Agreement (the “2023 Registration Rights Agreement”), pursuant to which the Company agreed to file a shelf registration statement registering the resale of the Registrable Securities (as defined in the 2023 Registration Rights Agreement) as promptly as reasonably practicable after the date on which the Company files its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and no later than the 20th business day following the filing date of such Quarterly Report). Up to twice in any 12-month period, the Holders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. The Company also agreed to provide customary “piggyback” registration rights to certain Holders designated as “Major Equityholders,” subject to certain requirements and customary conditions. The 2023 Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. In the event the Company is unable to file a registration statement required by the 2023 Registration Rights Agreement, the Company is not required to repurchase or settle any Registrable Securities.
Legal Contingencies
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: the Manley Action and the Gottlieb Action. The complaints generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in the Brennan Action and Schwartz Action. Both complaints seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

costs and attorneys’ fees. On August 1, 2023, the court consolidated the Manley Action and Gottlieb Action under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273. In March 2026, the Company agreed in principle to a settlement involving the implementation of certain governance reforms and the Company’s payment of $0.5 million in attorneys’ fees, for which the Company does not expect any insurance contribution. Accordingly, the Company accrued $0.5 million of expenses on the accompanying Consolidated Balance Sheet as of December 31, 2025. The settlement remains subject to a final stipulation of settlement and approval by the court. The Company does not believe the allegations are meritorious and intends to vigorously defend against them should the parties not reach a final settlement.
Service Provider Demand
The Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of December 31, 2025 and 2024, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
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
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2025 (other than detailed above), will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
18.EQUITY
The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.
Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	December 31, 2025	December 31, 2024
Stock options issued and outstanding	21,829,679	26,436,951
Restricted stock units issued and outstanding	50,005	375,640
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
Bank warrant	1,000,000	1,000,000
2021 Incentive Award Plan available shares	38,821,060	25,869,878
Total	77,034,045	69,015,770

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Public Warrants
Upon the closing of the 2021 Business Combination, 10.0 million public warrants sold during the 2020 initial public offering of TSIA (the “TSIA IPO”) converted into 10.0 million public warrants to purchase up to 10.0 million shares of common stock of the Post-Combination Company, which are exercisable at $11.50 per share. The Company accounts for warrants as required under ASC 815, Derivatives and Hedging (“ASC 815”) and has concluded that equity classification would be met for the public warrants as the Company has a single class of equity, and thus all holders vote 100% on all matters submitted to the Company’s stockholders and receive the same form of consideration in the event of a change of control (thus qualifying for the exception to the net cash settlement model), and the other conditions of equity classification would be met.
Private Placement Warrants
Upon the closing of the 2021 Business Combination, Legacy Latch assumed the private placement warrants that were originally issued in connection with the TSIA IPO (the “Private Placement Warrants”). In response to SEC guidance, the Company determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
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
19.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Year ended December 31,
	2025	2024
Net loss	$(53,747)	$(57,596)

Basic weighted-average common shares(1)	160,400,816	156,652,301
Effect of dilutive securities	—	—
Diluted weighted-average common shares(1)	160,400,816	156,652,301
Basic and diluted net loss per common share	$(0.34)	$(0.37)

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

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, RSUs and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	December 31, 2025	December 31, 2024
Stock options	21,829,679	26,436,951
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	2,861,351	3,815,135
Restricted stock units	50,005	375,640
Warrants	16,333,301	16,333,301
Total	41,812,336	47,699,027
20.STOCK-BASED COMPENSATION
The Company’s stock incentive plans provides for grants of stock options, performance-vesting stock options, RSUs, performance-vesting RSUs and shares of common stock as compensation for services received from service providers.
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
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the closing of the 2021 Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Board. As of January 1, 2026, the total number of shares reserved for issuance under the 2021 Plan had increased by 39,647,714 as a result of such annual increases. As of December 31, 2025, there were 38,821,060 shares available for future grants under the 2021 Plan.
On August 11, 2024 (the “Program Effective Date”), the Board approved a performance-based equity incentive program (the “Performance Equity Program”) pursuant to which awards of performance-vesting stock options (“Performance Options”) and performance-vesting RSUs (“PSUs”) were expected to be granted to Company officers and service providers, and the Company granted Performance Options to certain officers and key service providers.
The Performance Equity Program provided for the Company to grant awards under the 2021 Plan that would become eligible to vest based on the Company’s common stock reaching specified market trading prices (based on a trailing 60-day volume-weighted average price (“VWAP”)) within seven years after the Program Effective Date. Awards under the Performance Equity Program were generally expected to be granted 50% in the form of PSUs that would become eligible to vest, or “earned,” in three equally-sized tranches upon attaining a $1, $2 and $3 stock price hurdle, and 50% in the form of Performance Options that would become earned in three equally-sized tranches upon attaining a $4, $5 and $6 stock price hurdle. Upon attainment of a stock price hurdle, 25% of the earned tranche of PSUs and Performance Options would vest,

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

with the remaining 75% of such earned tranche vesting in three equal annual installments over the next three years, subject to the applicable participant’s continued service through the vesting date.
On the Program Effective Date, the Board granted Performance Options to certain officers and key service providers covering a total of 25.5 million shares (the “Initial Option Grant”). As described above, the Performance Options were eligible to be earned in three tranches based on the Company’s common stock reaching market trading prices (based on a trailing 60-day VWAP) before the seventh anniversary of the Program Effective Date, as set forth in the following table:

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
On September 13, 2024, the Company granted approximately 8.6 million Performance Options to employees, none of whom participated in the Initial Option Grant. Such Performance Options have an exercise price of $0.48 and are otherwise substantially identical to those granted in the Initial Option Grant.
To date, no PSUs have been granted under the Performance Equity Program.
Stock Options
A summary of stock options as of December 31, 2025, and changes during 2025, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(1)	Aggregate Intrinsic Value
Balance at December 31, 2024	26,436,951	$0.56
Options granted	700,000	$0.16
Options forfeited	(4,806,870)	$0.46
Options expired	(500,402)	$0.13
Balance at December 31, 2025	21,829,679	$0.58	5	$40
Exercisable at December 31, 2025	12,013,397	$0.71	2	$—
During the year ended December 31, 2025, the Company granted 700,000 stock options under the 2021 Plan with a weighted-average exercise price of $0.16 per share. The weighted-average grant date fair value of the options was $0.09, and the weighted-average service period was approximately 3.0 years. There were no stock options exercised and no realized tax-related benefits from disqualifying dispositions during the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, 4,806,870 Performance Options were forfeited as a result of employee terminations.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Total compensation expense not yet recognized related to unvested stock options granted in 2025 was $0.05 million as of December 31, 2025, which was expected to be recognized over a weighted-average period of 1.3 years. Stock options granted prior to 2024 had no material impact on the accompanying consolidated financial statements. As of December 31, 2025, total compensation expense not yet recognized related to the unvested Performance Options was $1.6 million, which was expected to be recognized over a weighted-average period of 4.2 years.
Restricted Stock Units
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
A summary of equity-based RSU activity is presented below.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2024	375,640	$6.26
Vested and released	(325,635)	$6.63
Balance at December 31, 2025	50,005	$3.89
The total fair value of equity-based RSUs vested and released during the years ended December 31, 2025 and 2024 was $0.01 million and $0.8 million, respectively. Approximately 0.1 million RSUs vested during the year ended December 31, 2025, but were not released upon vesting due to the suspension of the S-8 Registration Statement.
The tax expense realized in connection with the settlement of RSUs was $0.4 million and $3.3 million for the years ended December 31, 2025 and December 31, 2024, respectively.
Stock-Based Compensation Expense
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The fair value amount is then recognized as expense ratably over the requisite vesting period of the individual grant, generally equal to the vesting period using the straight-line method. The Company records forfeitures as they occur.
Stock-based compensation expense is recorded on a straight-line basis over the vesting period in the same expense classifications on the accompanying Consolidated Statements of Operations and Comprehensive Loss as if such amounts were paid in cash. The components of stock-based compensation expense were as follows:

	Year ended December 31,
	2025	2024
Stock options	$405	$461
Restricted common stock(1)	138	(2,430)
Restricted stock units	14	1,638
Capitalized costs(2)	(6)	(249)
Total stock-based compensation expense	$551	$(580)

(1)Shares of common stock issued to HDW’s stockholders as merger consideration in the HDW Acquisition that were treated as replacement awards of unvested HDW common stock.
(2)Included in internally-developed software on the accompanying Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year ended December 31,
	2025	2024
Cost of revenue	$1	$4
Research and development	68	747
Sales and marketing	51	59
General and administrative(1)	431	(1,390)
Total stock-based compensation expense	$551	$(580)

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
The changes to Mr. Siminoff’s restricted common stock were treated as a Type III modification in accordance with ASC 718, Compensation—Stock Compensation, and accounted for as the cancellation of the original award and the issuance of a new award under the modified terms. Consequently, the Company reversed $7.4 million of previously recognized stock-based compensation expense upon modification and recognized the modified fair value of approximately $0.3 million from the modification date to the year ended December 31, 2024. The unrecognized stock-based compensation expense related to the Separation Shares was $0.8 million as of December 31, 2024, which was being expensed over a weighted-average period of 2.7 years.
In May 2025, the Company terminated Mr. Siminoff’s Advisory Services. In connection therewith, the Company repurchased $0.8 million of the Advisory Shares from Mr. Siminoff, with the balance released from the Amended Repurchase Right and the transfer restrictions. All of the Separation Shares remain subject to the Amended Repurchase Option.
21.INCOME TAXES
The components of loss before income taxes are as follows:

	Year ended December 31,
	2025	2024
Domestic	$(53,747)	$(57,611)
Foreign	—	17
Total	$(53,747)	$(57,594)

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The provision for income taxes consisted of the following:

	Year ended December 31,
	2025	2024
Current
Foreign	$—	$2
Total current	—	2
Deferred
Foreign	—	—
Total deferred	—	—
Total provision	$—	$2
The Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) for the year ended December 31, 2025. See Note 25. Recently Issued Accounting Standards—Recently Adopted Pronouncements. The reconciliation of the Company’s effective tax rate to the statutory federal rate for the year ended December 31, 2025 is presented in the table below, which has been prepared in accordance with the disclosure guidance of ASU 2023-09.

	December 31, 2025
Income tax expense at federal statutory rate	$(11,287)	21.00%
State and local income taxes, net of federal taxes(1)	471	(0.88%)
Changes in valuation allowance	6,778	(12.61%)
Non-taxable or non-deductible items
Stock-based compensation	444	(0.82%)
Impairment of goodwill	3,486	(6.49%)
Other	18	(0.03%)
Other adjustments
Other	90	(0.17%)
Income tax expense at effective tax rate	$—	—%

(1)For the year ended December 31, 2025, state taxes in the following states made up the majority (greater than 50%) of the tax effect: California, Massachusetts, New Jersey and New York.
The reconciliation of the Company’s effective tax rate to the statutory federal rate for the year ended December 31, 2024 is presented in the table below, which has been prepared in accordance with the guidance applicable to the Company prior to the adoption of ASU 2023-09:

	December 31, 2024
Income tax expense at federal statutory rate	$(12,095)	21.00%
Permanent items	3,106	(5.39)
State and local taxes, net of federal taxes	(1,893)	3.29
Deferred rate changes	(219)	0.38
Foreign operations	1	—
Valuation allowance	10,670	(18.53)
Other	432	(0.75)
Income tax expense at effective tax rate	$2	—%

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Income Tax Payments
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

United States - Federal	$—
United States - State and local	—
Foreign:	—
Taiwan	(8)
Total cash paid for income taxes (net of refunds)	$(8)
The Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2025	December 31, 2024
Net operating losses	$150,980	$141,425
Provision for expected credit losses	93	110
Inventory reserves	2,800	3,278
Sales reserves	18	58
Accrued expenses	2,026	2,414
Deferred revenue	6,679	8,351
Unrealized foreign exchange gain/loss	58	58
Stock-based compensation	1,145	1,549
Charitable contributions	19	19
Lease liability	629	739
Fixed assets	23	223
Intangible assets	1,645	130
Capitalized research and development	15,251	15,587
Prepaid inventory write-off	1,267	—
Disallowed interest expense	259	139
R&D tax credits	343	343
Total deferred tax assets before valuation allowance	183,235	174,423
Valuation allowance	(181,951)	(172,919)
Deferred tax assets net of valuation allowance	1,284	1,504
Deferred commissions	(689)	(795)
Right-of-use asset	(595)	(709)
Total deferred tax liabilities	(1,284)	(1,504)
Deferred tax liabilities, net	$—	$—
As of December 31, 2025, the Company had approximately $30.5 million in gross federal net operating loss (“NOL”) carryforwards available to offset future taxable income that will begin to expire in 2034 and approximately $538.2 million in gross federal NOL carryforwards available to offset future taxable income that have an indefinite life. The Company had approximately $493.5 million in gross state NOL carryforwards available to offset future taxable income. Some of these NOLs follow the federal Tax Cuts and Job Act of 2017 (the “Jobs Act”) and have an indefinite life, while others have a finite life with various expiration dates.
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
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the three-year periods ended December 31, 2025 and 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.
On the basis of this evaluation, as of December 31, 2025 and 2024, a valuation allowance of $182.0 million and $172.9 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight is given to subjective evidence such as the Company’s projections for future growth. For the years ended December 31, 2025 and 2024, the valuation allowance increased $9.0 million and $26.2 million, respectively.
The Company evaluated the provisions of ASC 740, Income Tax (“ASC 740”), related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefits recognized and measured pursuant to the interpretation under ASC 740 are referred to as “unrecognized tax benefits.” A liability is recognized (or an amount of NOL carryover or tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authorities for a tax position that was not recognized as a result of applying the provisions of ASC 740. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months. The Company includes interest and penalties related to unrecognized tax benefits within income tax expense. There are no interest or penalties relating to tax positions during the years ended December 31, 2025 and 2024.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. As of December 31, 2025, the Company’s tax years for federal tax purposes are still open under statute from December 31, 2022 to present and from December 31, 2021 to present for state returns. Federal and state NOLs are subject to review by taxing authorities in the year utilized.
In July 2025, the One Big Beautiful Bill Act was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. The OBBBA permanently restores 100% accelerated tax depreciation on qualifying property, including expansion to cover qualified production property, and returns to immediate expensing of domestic research and experimental expenditures (“R&E”). As a result, for tax years beginning after December 31, 2024, taxpayers may deduct such expenses in the year incurred. The legislation also introduced an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period beginning with the 2025 tax year, reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. The Company has evaluated the impacts of OBBBA but does not expect the legislation to have a material impact on its financial statements. The Company will continue to monitor future guidance and any state-level conformity developments, but no material effects are anticipated at this time.
22.RELATED-PARTY TRANSACTIONS
The Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of December 31, 2025 and December 31, 2024, the Company had $0.2 million and $0.05 million, respectively, of receivables, due from these customers, which are included within accounts receivable on the accompanying Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, the Company had $0.01 million and $0.01 million, respectively, of hardware revenue from these customers, $0.1 million and $0.1 million, respectively, of software revenue, and $1.3 million and zero, respectively, of services revenue from these customers, which is included on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

23.RETIREMENT PLAN
The Company has a savings plan pursuant to Section 401(k) of the Code under which all employees meeting eligibility requirements are able to participate. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis. The Company may elect to make discretionary matching and profit-sharing contributions each year as determined annually. The Company made no employer contributions to the savings plan for the years ended December 31, 2025 and 2024.
24.RESTRUCTURING
The Company did not incur any restructuring costs for the year ended December 31, 2025. During 2024, the Company incurred $1.6 million in restructuring costs related to the HelloTech Merger and the restructuring of its engineering team. The Company’s restructuring costs by major cost-type incurred for the year ended December 31, 2024 were as follows:

Severance and termination benefits	$1,552
Lease abandonment charges	29
Total restructuring costs	$1,581
Restructuring costs are recorded on the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 as follows:

Cost of revenue	$28
Research and development	761
Sales and marketing	318
General and administrative	474
Total restructuring costs	$1,581
The following table summarizes the changes in the accrued restructuring balance, which is included in accrued expenses on the accompanying Consolidated Balance Sheets.

	Severance and Termination Benefits	Lease Abandonment Charges	Total
Balance at December 31, 2023	$1,301	$—	$1,301
Restructuring charges	1,581	29	1,610
Payments	(1,829)	(29)	(1,858)
Balance at December 31, 2024	$1,053	$—	$1,053
Remaining accrual balances as of December 31, 2024 were paid in 2025.
25.RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Pronouncements
In December 2023, the FASB issued ASU 2023-09, which intends to increase the transparency of income tax disclosures, particularly the rate reconciliation table and disclosures about income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. The Company adopted this new guidance for the year ended December 31, 2025 on a prospective basis. This guidance did not impact the Company’s consolidated financial statements but resulted in the disaggregation of its tax footnote disclosures. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 21. Income Taxes.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was intended to align the requirements of the ASC with overlapping SEC requirements. The guidance in ASU 2023-06 is required to be applied prospectively, and the ASC amendments will be effective only upon the removal of the overlapping SEC disclosure requirements. If, however, the SEC does not act to remove the relevant overlapping requirements by June 30, 2027, the FASB amendments will not be effective. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on its consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-08, Financial instruments – Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08:), which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under ASU 2025-08, entities must account for acquired loans, excluding credit card, that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses. Purchased seasoned loans are defined as either: (i) non-purchased credit deteriorated loans that are obtained in a business combination, or (ii) non-purchased credit deteriorated loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. The Company is currently evaluating the impact of ASU 2025-08 on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. Per the FASB, this ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), ASU 2025-12 addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This guidance is effective for annual periods beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

Latch, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

26.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of these financial statements and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements.

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
As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation, and their material impact on the Company’s previously issued financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 should be restated. Following the Investigation, the Company conducted a comprehensive review of its previously issued financial statements and, in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), restated those financial statements to correct the identified errors.
As further detailed below, the Company identified material weaknesses in its internal control over financial reporting related to deficiencies in the control environment, risk assessment, control activities, information and communication, and monitoring activities. These deficiencies contributed to errors in the Company’s accounting and financial reporting processes, including matters affecting: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally-developed software, (v) stock-based compensation, and (vi) errors in certain key performance indicators, including “bookings” and related metrics.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, based upon the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of internal control over financial reporting and based upon the criteria set forth in the COSO Framework. Because of the material weaknesses in internal control over financial reporting (“ICFR”) described below, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s ICFR was not effective as of December 31, 2025.
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to December 31, 2025, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2021, we initially identified a material weakness related to the selection and development of control activities, including over information technology related to certain account balances. As a result of the Investigation, management identified additional deficiencies that were primarily attributable to limitations in resources, the absence of formally designed processes and controls, and insufficient personnel with the appropriate level of accounting and internal control expertise. Accordingly, we reported additional material weaknesses as of December 31, 2022.
These material weaknesses existed across the five components of the COSO Framework: control environment, risk assessment, control activities, information and communication, and monitoring activities.
Management has implemented and continues to implement remediation measures designed to address these deficiencies and strengthen the Company’s overall control environment. However, as of December 31, 2025, the material weaknesses have not yet been fully remediated. Remediation efforts remain ongoing, and the related controls must operate for a sufficient period of time and be subject to validation through testing before management can conclude that any control is operating effectively.
The material weaknesses described below reflect management’s current assessment of the underlying deficiencies within the Company’s internal control framework.
Material Weaknesses in Internal Control Over Financial Reporting
Management identified material weaknesses in ICFR as of December 31, 2025, related to deficiencies in all five components of the COSO Framework, as described below.
Control Environment: The Company did not maintain an effective control environment to support ICFR. The Company lacked appropriate policies and resources to develop and operate ICFR, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters timely and accurately.
These deficiencies contributed to inadequate oversight of control responsibilities, insufficient reinforcement of expectations related to internal control, and inconsistent execution of certain control activities.
Risk Assessment: Management did not design and implement an effective risk assessment and identified a material weakness relating to: (i) identifying, assessing and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.
Control Activities: The Company did not design and implement effective control activities and identified the following material weaknesses:
–Revenue Recognition Controls; The Company did not design or maintain certain control activities to respond to potential risks of material misstatement of revenue. In particular, management failed to: (i) ensure that relevant terms sales representatives had negotiated with customers were identified and communicated to the accounting department, resulting in a failure to properly account for such terms, (ii) fully consider the impact of certain terms of sales agreements on the amount and timing of revenue to be recognized and (iii) identify and account for extended payment terms.
As a result of these control design deficiencies, policies and controls related to revenue recognition were not effective in ensuring that (a) revenue was recorded at the correct amount and in the correct period and (b) the accounting department was informed of all elements and deliverables of certain arrangements. These design deficiencies led to inaccuracies in amounts and timing of revenue recognition and allowances for uncollectible accounts that contributed to material accounting errors in 2022 and prior years.
–Financial Reporting Close Controls; Management further identified ineffective design and operation of certain control activities. Control deficiencies, which aggregate to a material weakness, occurred within the following areas: order to cash, inventory, financial close, sales commissions, procure-to-pay, capitalized software and information and technology general controls.
Information and Communication: Management did not design and implement effective information and communication activities. As a result, management identified a material weakness in the processes and controls for communicating information among the accounting, finance, sales and customer success teams, which were not adequate to support the proper functioning of internal controls impacting revenue-related accounts to ensure accurate revenue recognition.
Monitoring Activities: Management did not design and implement effective monitoring activities and identified the following material weaknesses: (i) failure to adequately monitor compliance with accounting policies, procedures and controls related to revenue recognition and accounts receivable; and (ii) failure to properly select, develop and perform ongoing evaluations of various components of internal controls.
Status of Remediation of the Material Weaknesses
One of the material weaknesses identified by the Company as of December 31, 2022, which was covered by the control environment component of the COSO Framework, related to the tone at the top established by prior executive management, which was determined to be insufficient to support an effective control environment. Since identifying this material weakness, the Company implemented several actions to strengthen executive leadership, governance and accountability, including the appointment of a new executive leadership team and reinforcing expectations regarding ethical conduct, accurate financial reporting and internal control responsibilities throughout the organization. As a result of these actions, management concluded that the tone at the top material weakness was effectively remediated as of December 31, 2025.
Management, with oversight from the Audit Committee of the Board of Directors, continues to devote significant time, attention and resources to the remediation of the remaining material weaknesses and to strengthening the Company’s internal control over financial reporting. In the interim, management has implemented additional mitigating procedures and deployed additional resources, to help ensure that the consolidated financial statements and related financial information included in this Form 10-K are fairly presented, in all material respects, in accordance with U.S. GAAP.
The remaining material weaknesses cannot be considered fully remediated until the applicable controls have been implemented and have operated effectively for a sufficient period of time such that management can conclude, through testing, that the controls are operating effectively. The following summarizes the Company’s remediation initiatives to address the remaining material weaknesses.
Strengthening the Control Environment and Finance Organization
Management has taken steps to strengthen the finance and accounting organization, including evaluating and modifying the organizational design of the controllership function, hiring accounting personnel with requisite experience and technical expertise in U.S. GAAP and internal controls and providing training related to internal control responsibilities.
As the Company has returned its financial reporting to a current and timely status, management is focused on reestablishing a consistent financial close and reporting process and stabilizing foundational recurring processes that support the execution of internal controls.
Enhancing Risk Assessment and SOX Governance
Management has enhanced enterprise risk assessment processes and continues to refine the scope and focus of the Company’s Sarbanes-Oxley compliance program. These efforts include improving documentation of financial reporting risks and implementing processes to ensure that risk assessments are updated as business conditions change.
Improving Control Design and Financial Reporting Processes
Management continues to develop and implement formal policies, procedures and internal controls designed to address key financial reporting risks. These actions include enhancing internal control documentation and engaging third-party specialists with technical accounting and internal control expertise to assist control design and implementation.
Management has also implemented enhancements to the review and approval of customer contract terms and revised policies and procedures related to revenue recognition.
Enhancing Information Flow and Monitoring Activities
Management has taken steps to improve communication across operational and finance teams and has enhanced monitoring procedures over internal control execution, including implementing a governance, risk and compliance platform designed to support SOX compliance and internal control monitoring.

Accordingly, management continues to implement and test the enhanced controls described above as part of its ongoing internal control evaluation process.
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(b) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended December 31, 2025 that is either (i) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Executive Compensation.”
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
Equity Compensation Plan Information
In connection with the Restatement, we suspended use of the S-8 Registration Statement on August 10, 2022. Since such time, we have not granted any restricted stock units (“RSUs”) and have not settled any RSUs upon vesting. However, in December 2023, 2024 and 2025, we settled certain RSUs for which participants faced year-end tax liability. We expect to resume granting and regularly settling vested RSUs pursuant to the S-8 Registration Statement after the filing of this Form 10-K.
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2025. See Note 20. Stock-Based Compensation, in Part II, Item 8. “Financial Statements” for additional information about our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Latch, Inc. 2021 Incentive Award Plan	9,866,287	(1)	$0.42	(2)	38,821,060	(3)
Equity Compensation Plans Not Approved by Security Holders:
Latch, Inc. 2016 Stock Plan	12,013,397		$0.71		—	(4)
Total	21,879,684				38,821,060

(1)Represents stock options and RSUs granted to service providers, net of forfeitures and releases.
(2)Represents the weighted average exercise price of outstanding stock options. The RSUs have no exercise price.
(3)The aggregate number of shares available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Board. As of January 1, 2026, the total number of shares reserved for issuance under the 2021 Plan had increased by 39,647,714 as a result of such annual increases.
(4)Awards may no longer be granted under the Latch, Inc. 2016 Stock Plan (the “2016 Plan”), but outstanding awards will continue to be subject to the provisions thereof. Shares that are returned to the 2016 Plan are transferred and made available for award grants under the 2021 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required regarding certain relationships and related transactions and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information under the captions “Certain Relationships and Related Party Transactions” and “Proposal 1—Election of Directors” in our Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A of the Exchange Act is incorporated herein by reference to the information under the caption “Proposal 2—Ratification of the Appointment of BDO USA, P.C.” in our Definitive Proxy Statement.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
4.1	Specimen Common Stock Certificate.	S-1/A	4.2	10/30/2020
4.2	Specimen Warrant Certificate.	S-1/A	4.3	10/30/2020
4.3	Warrant Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as Warrant Agent.	8-K	4.1	11/13/2020
4.4	Description of the Registrant’s Securities.	10-K	4.4	12/19/2024
4.5	Form of Promissory Note.	8-K	4.1	5/16/2023
4.6	Amendment to Promissory Notes, dated April 14, 2024.	8-K	4.1	4/15/2024
4.7	Warrant, dated as of July 15, 2024, by and between the Company and Customers Bank.	8-K	4.1	7/15/2024
10.1	Amended and Restated Registration Rights Agreement, dated as of June 4, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch named therein.	8-K	10.1	6/10/2021
10.2†	Latchable, Inc. 2014 Stock Incentive Plan.	S-4	10.12	3/10/2021
10.3†	Latch, Inc. 2016 Stock Plan.	S-4	10.13	3/10/2021
10.4†	Latch, Inc. 2021 Incentive Award Plan.	S-8	99.1	8/09/2021
10.5†	Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	10.8	6/10/2021
10.6†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	8-K	10.9	6/10/2021
10.7	Letter Agreement, dated as of January 24, 2021, by and among the Company, certain equityholders of TSIA named therein and certain equityholders of Legacy Latch.	S-4	10.9	3/10/2021
10.8	Form of Subscription Agreement.	S-4	10.11	3/10/2021
10.9	Form of Indemnification Agreement.	S-4/A	10.15	3/30/2021
10.10	Investment Management Trust Agreement, dated as of November 9, 2020, by and between TSIA and Continental Stock Transfer & Trust Company, as trustee.	8-K	10.2	11/13/2020
10.11	Registration Rights Agreement, dated as of July 3, 2023, by and among Latch, Inc. and the other parties thereto.	8-K	10.1	7/03/2023
10.12*	Amended and Restated Loan and Security Agreement, by and among the Company, Latch Systems, Inc., HelloTech, Inc. and Customers Bank, dated as of July 15, 2024.	8-K	10.1	7/15/2024

10.13†	Form of Performance-Based Option Agreement.	8-K	10.1	8/13/2024
10.14†	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	10.2	8/13/2024
10.15†	Separation and Advisory Agreement and Release, dated as of November 18, 2024, by and between Latch Systems, Inc. and Jamie Siminoff.	8-K	10.1	11/19/2024
10.16†	Amended and Restated Common Stock Restriction Agreement, dated as of November 18, 2024, by and between Latch, Inc. and Jamie Siminoff.	8-K	10.2	11/19/2024
10.17†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and David Lillis.	8-K	10.1	2/06/2025
10.18†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Jeff Mayfield.	8-K	10.2	2/06/2025
10.19†	Amended and Restated Employment Agreement, dated as of February 5, 2025, by and between the Company and Priyen Patel.	8-K	10.3	2/06/2025
14.1	Code of Business Conduct and Ethics of Latch, Inc.	10-K	14.1	12/19/2024
16.1	Letter from Deloitte & Touche LLP dated April 9, 2025.	8-K	16.1	4/09/2025
19.1	Amended and Restated Insider Trading Compliance Policy.	10-K	19.1	3/26/2025
21.1	List of Subsidiaries of Latch, Inc (filed herewith).
23.1	Consent of BDO USA, P.C. (filed herewith).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Latch, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	97.1	12/19/2024
101
The following financial information from Latch, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

March 31, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lillis	Chief Executive Officer	March 31, 2026
David Lillis	(Principal Executive Officer)

/s/ Jeff Mayfield	Chief Financial Officer	March 31, 2026
Jeff Mayfield	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Campbell	Director	March 31, 2026
Peter Campbell

/s/ Patricia Han	Director	March 31, 2026
Patricia Han

/s/ Raju Rishi	Director	March 31, 2026
Raju Rishi

/s/ J. Allen Smith	Director	March 31, 2026
J. Allen Smith

/s/ Robert J. Speyer	Director	March 31, 2026
Robert J. Speyer

/s/ Andrew Sugrue	Director	March 31, 2026
Andrew Sugrue