Form 10-Q
period 2026-03-31
Latch, Inc.
filed 2026-05-15
CIK 1826000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 13, 2026, there were 164,257,801 shares of the registrant’s common stock outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”), titled “Risk Factors,” as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:
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
•privacy and data protection laws, privacy or data breaches, or the loss of data;
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
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-

looking statements in this Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Latch, Inc. and Subsidiaries
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Latch, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$27,945	$34,620
Available-for-sale securities	576	—
Accounts receivable, net	5,903	7,960
Inventories, net current	12,708	15,258
Prepaid expenses and other current assets	10,526	7,098
Total current assets	57,658	64,936
Property and equipment, net	800	835
Internally-developed software, net	8,320	8,382
Inventories, net non-current	12,266	12,080
Goodwill	13,605	13,605
Intangible assets, net	2,211	2,297
Other non-current assets	4,511	4,667
Total assets	$99,371	$106,802
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,901	$4,447
Current portion of long-term debt	1,314	1,314
Accrued expenses	10,171	10,458
Deferred revenue, current	10,912	11,237
Other current liabilities	782	790
Total current liabilities	28,080	28,246
Deferred revenue, non-current	13,955	15,138
Long-term debt	3,007	3,330
Other non-current liabilities	2,071	2,077
Total liabilities	47,113	48,791
Commitments and contingencies (see Note 14)
Stockholders' equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 163,519,801 and 163,519,801 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively(1)	19	19
Treasury stock	(1)	(1)
Additional paid-in capital	770,578	770,423
Accumulated other comprehensive income	69	39
Accumulated deficit	(718,407)	(712,469)
Total stockholders’ equity	52,258	58,011
Total liabilities and stockholders’ equity	$99,371	$106,802

(1)Shares issued and outstanding exclude 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “Sponsor Shares”).
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenue
Hardware	$4,357	$4,037
Software	6,143	5,159
Professional services	5,202	6,578
Total revenue	15,702	15,774
Cost of revenue(1)
Hardware	3,218	3,303
Software	531	551
Professional services	3,734	4,441
Total cost of revenue	7,483	8,295
Operating expenses
Research and development	3,793	5,633
Sales and marketing	4,272	3,577
General and administrative	4,691	7,771
Depreciation and amortization	1,007	1,522
Total operating expenses	13,763	18,503
Loss from operations	(5,544)	(11,024)
Other expense, net
Interest expense, net	(323)	(253)
Change in fair value of warrant liability	(37)	(37)
Other (expense) income, net	(34)	64
Total other expense, net	(394)	(226)
Loss before income taxes	(5,938)	(11,250)
Provision for income taxes	—	—
Net loss	$(5,938)	$(11,250)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(3)	(14)
Foreign currency translation adjustment	33	4
Comprehensive loss	$(5,908)	$(11,260)
Net loss per common share:
Basic and diluted net loss per common share	$(0.04)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	160,658,450	160,272,142

(1)Exclusive of depreciation and amortization shown in operating expenses.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands)

	Common Stock(1)		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2025	164,087	$19	$769,866	$(1)	$21	$(658,722)	$111,183
Stock-based compensation	—	—	247	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	4	—	4
Unrealized loss on available-for-sale securities	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(11,250)	(11,250)
March 31, 2025	164,087	$19	$770,113	$(1)	$11	$(669,972)	$100,170

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.

	Common Stock(1)		Additional Paid-In Capital	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
January 1, 2026	164,087	$19	$770,423	$(1)	$39	$(712,469)	$58,011
Stock-based compensation	—	—	155	—	—	—	155
Foreign translation adjustment	—	—	—	—	33	—	33
Unrealized loss on available-for-sale securities	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(5,938)	(5,938)
March 31, 2026	164,087	$19	$770,578	$(1)	$69	$(718,407)	$52,258

(1)Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.
See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025

Operating activities
Net loss	$(5,938)	$(11,250)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,007	1,522
Non-cash interest income	(4)	(74)
Change in fair value of warrant liability	37	37
Change in unrealized loss on marketable securities	(3)	(12)
Provision for expected credit losses, net of recoveries	(22)	38
Provision for credit losses on contract assets	(3)	(9)
Stock-based compensation expense	154	251
Changes in assets and liabilities (excluding effects of acquisitions)
Accounts receivable	2,079	(2,698)
Inventories, net	2,364	(3,009)
Prepaid expenses and other current assets	(3,416)	15,534
Other non-current assets	(23)	610
Accounts payable	449	(1,766)
Accrued expenses	(275)	(6,495)
Other current liabilities	(8)	(2,344)
Other non-current liabilities	(33)	(446)
Deferred revenue	(1,508)	(26)
Net cash used in operating activities	(5,143)	(10,137)
Investing activities
Purchase of available-for-sale securities	(572)	(4,255)
Proceeds from sales and maturities of available-for-sale securities	—	3,562
Capitalized internally-developed software	(823)	(242)
Net cash used in investing activities	(1,395)	(935)
Financing activities
Repayment of term loan	(333)	(223)
Net cash used in financing activities	(333)	(223)
Effect of exchange rate on cash	196	(191)
Net change in cash and cash equivalents	(6,675)	(11,486)
Cash and cash equivalents
Beginning of period	34,620	70,203
End of period	$27,945	$58,717
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$1	$(4)

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

1.DESCRIPTION OF BUSINESS
Latch, Inc. (collectively with its subsidiaries, the “Company”) combines access control hardware and smart home technology into one unified platform connecting access, devices and property data to improve operations across portfolios, primarily serving the multifamily and student housing markets.
In August 2025, the Company rebranded as DOOR, although its legal name remains Latch, Inc. In connection with the rebrand to DOOR, Latch Systems, Inc., the Company’s primary operating entity and a wholly-owned subsidiary, changed its name to DOOR Systems, Inc. (“Legacy Latch” or “DOOR Systems,” as the context requires). The Company, referred to herein interchangeably as “Latch” or “DOOR” operates as one reportable segment and derives revenues primarily from operations in North America.
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
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, which are included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s accounting policies since December 31, 2025, as described in Note 2. Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements” in the 2025 Annual Report.
3.SEGMENT REPORTING
As of March 31, 2026, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the Chief Executive Officer. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly. In addition, the CODM reviews the expense categories presented on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss to manage the Company’s operations. The measure of segment assets is reported on the accompanying Condensed Consolidated Balance Sheets as total assets.
The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025 reflect the one reportable segment.
Geographic Information
A summary of revenues by geographic information is as follows:

	Three Months Ended March 31,
	2026	2025
United States	$14,834	$15,541
Canada	868	233
Total	$15,702	$15,774
The Company does not have any long-lived assets located outside the United States.
4.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers into the nature of the products and services provided and the related timing of revenue recognition:

	Three Months Ended March 31,
	2026	2025
Point-in-time revenue:
Hardware	$4,357	$4,037
Total point-in-time revenue	4,357	4,037
Period-of-time revenue:
Software	6,143	5,159
Hardware installation and activation services	1,432	1,828
HelloTech services	2,952	3,636
Property management services	817	1,111
Other	1	3
Total period-of-time revenue	11,345	11,737
Total revenue	$15,702	$15,774
The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three months ended March 31, 2026 and 2025, the reserve recorded for hardware warranties was approximately 2% and 3%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three months ended March 31, 2026 and 2025, the allowance for returns resulted in a recovery of revenue by $0.1 million and $0.04 million, respectively.
The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement, as well as from the resale of third-party software in connection with HelloTech services. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts are provided to customers on the longer-term software contracts paid in

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the discount as interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $0.5 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
Deferred Contract Costs
The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2026	$2,690
Additions to deferred contract costs	—
Amortization of deferred contract costs	(108)
Balance as of March 31, 2026	$2,582
5.ACCOUNTS RECEIVABLE, NET AND CONTRACT BALANCES
The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset.
Accounts Receivable, Net
The opening and closing balances of accounts receivable, net is as follows:

	March 31, 2026	December 31, 2025
Balance at beginning of the year	$7,960	$9,864
Ending balance	5,903	7,960
Change	$(2,057)	$(1,904)
The Company recognizes an accounts receivable allowance based on estimates of expected credit losses. The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three Months Ended March 31,
	2026	2025
Balance as of beginning of period	$117	$96
Provision for expected credit losses	(22)	65
Recoveries	—	(23)
Write-offs charged against the allowance	(23)	(19)
Balance as of end of period	$72	$119
Contract Balances
The opening and closing balances of contract assets (unbilled receivables) are as follows:

	March 31, 2026	December 31, 2025
Balance at beginning of the year	$2,009	$4,074
Ending balance	2,385	2,009
Change	$376	$(2,065)
The difference between the opening and closing balances of the Company’s contract assets (unbilled receivables) primarily results from timing differences between the Company’s performance and the customer’s payment as well as the number of active installation projects.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	March 31, 2026	December 31, 2025
Balance at beginning of the year	$26,375	$33,182
Ending balance	24,867	26,375
Change	$(1,508)	$(6,807)
The difference between the opening and closing balances of the Company’s contract liabilities (deferred revenue) primarily related to a shift from multi-year contracts billed upfront to contracts billed on an annual basis, resulting in less deferred revenue being added upon invoice date. The ending contract liabilities balance represents advance consideration, net of discount, to be recognized as revenue over time, with the associated financing component recognized as interest expense.
The Company recognized $4.7 million and $4.4 million of prior year deferred software revenue during the three months ended March 31, 2026 and 2025, respectively.
The contract liabilities (deferred revenue) consisted of the following amounts that will be recorded as revenue, net of the discount:

	March 31, 2026	December 31, 2025
Revenue	$12,386	$12,879
Interest expense	(1,474)	(1,642)
Total current deferred revenue	$10,912	$11,237

Revenue	$16,690	$18,183
Interest expense	(2,735)	(3,045)
Total non-current deferred revenue	$13,955	$15,138
6.INVESTMENTS
Available-for-Sale Securities (Marketable Securities)
The Company’s marketable securities by security type are summarized as follows:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$576	$—	$576
Total available-for-sale securities	$576	$—	$576
Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of March 31, 2026
	Amortized Cost	Estimated Fair Value
Due in less than one year	$576	$576
Due in one to five years	—	—
Total investments	$576	$576
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
As of March 31, 2026, the Company had not identified any impairment indicators in its investments.
For the three months ended March 31, 2026, the Company did not receive any proceeds from maturities and call redemptions. The Company received $3.6 million of proceeds from maturities and call redemptions for the three months ended March 31, 2025. Gains and losses are determined using the specific identification method, whereby realized gains and losses are calculated based on the historical cost of the specific available-for-sale securities sold, matured or redeemed.
Investment in Private Company
The Company holds an equity investment in a privately held company consisting of 654,000 shares of common stock. The investment does not have a readily determinable fair value and is accounted for under the measurement alternative in accordance with Accounting Standards Codification (“ASC”) 321, Equity Securities. Accordingly, the investment is carried at cost, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, less any impairment. See Note 7. Fair Value Measurements and Concentrations of Credit Risk.
On May 1, 2026, the Company received cash consideration of $1.7 million in connection with the acquisition by a third-party of a privately held company. See Note 22. Subsequent Events.
7.FAIR VALUE MEASUREMENTS AND CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities.
Fair Value Measurements
The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of March 31, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$3,059	$—	$—	$3,059
Money market funds and other cash equivalents	—	24,886	—	24,886
Total cash and cash equivalents	3,059	24,886	—	27,945
Investment in private company	—	—	954	954
Total assets	$3,059	$24,886	$954	$28,899

Liabilities
Warrant liability	$—	$49	$—	$49
Total liabilities	$—	$49	$—	$49

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
The Company’s investments in cash, money market funds and other cash equivalents that are highly liquid and low-risk have been classified as Level 1 as they are valued utilizing quoted prices (unadjusted) in active markets for identical assets. Investments in other cash equivalents, asset-backed securities, commercial paper, corporate bonds and U.S. Government debt securities that are valued using quoted prices in less active markets or other directly or indirectly observable inputs are classified as Level 2. Fair values of corporate bonds and U.S. Government debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources for the reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments, if available.
As of March 31, 2026 and December 31, 2025, respectively, the Company’s investment in private company was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.
During the three months ended March 31, 2026, there were no purchases, sales or transfers of financial assets between Level 1 and Level 2. There were no purchases, sales, or transfers of Level 3 instruments during the three months ended March 31, 2026.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid money market funds with major financial institutions as well as marketable securities. See Note 6. Investments.
Significant customers are those that represent more than 10% of the Company’s total revenue, gross accounts receivable balance or gross unbilled receivables balance at each balance sheet date. For the three months ended March 31, 2026 and 2025, the Company had one customer that accounted for $4.3 million and $4.9 million, or 28% and 31%, of total revenue, respectively. As of March 31, 2026, the Company had one customer that accounted for $1.9 million, or 30%, of gross accounts receivable. As of December 31, 2025, the Company had one customer that accounted for $3.9 million, or 47%, of gross accounts receivable. As of March 31, 2026, the Company had two customers that accounted for $1.0 million or 44% of unbilled receivables. As of December 31, 2025, the Company had one customer that accounted for $0.7 million or 36% of unbilled receivables.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

8.INVENTORIES, NET
Inventories, net consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$3,527	$4,324
Finished goods	9,181	10,934
Total current inventories, net	12,708	15,258
Finished goods, non-current, net	12,266	12,080
Total inventories, net	$24,974	$27,338
The total excess and obsolete inventory reserve as of March 31, 2026 and December 31, 2025 was $10.6 million and $10.9 million, respectively.
9.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid inventory	$2,706	$2,070
Unbilled receivables, net	2,385	2,009
Investment in private company	954	954
Prepaid capitalized incentives	437	437
Prepaid installation payments	423	150
Insurance receivable	426	82
Other prepaid expenses and other current assets	3,195	1,396
Total prepaid expenses and other current assets	$10,526	$7,098
10.INTERNALLY-DEVELOPED SOFTWARE, NET
Internally-developed software, net consisted of the following:

	March 31, 2026	December 31, 2025
Internally-developed software	$29,670	$29,085
Software-in-development	2,210	1,971
Less: accumulated amortization	(23,560)	(22,674)
Total internally-developed software, net	$8,320	$8,382
The Company capitalized $0.8 million and $0.2 million in internally-developed software during the three months ended March 31, 2026 and 2025, respectively. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service, and capitalized amounts are presented net of costs related to discontinued projects.
Total amortization expense related to internally-developed software for the three months ended March 31, 2026 and 2025 was $0.9 million and $1.4 million, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

11.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table represents a roll-forward of goodwill:

	March 31, 2026	December 31, 2025
Balance, beginning of period	$13,605	$30,205
Impairment	—	(16,600)
Balance, end of period	$13,605	$13,605
During the three months ended March 31, 2026 and 2025, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required. No goodwill impairment charges were recorded during each of the three months ended March 31, 2026 and 2025.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain names	$2,034	$(856)	$1,178
Developed technology	600	(105)	495
Customer relationships	595	(74)	521
Patents	37	(23)	14
Non-compete	10	(7)	3
Licenses	4	(4)	—
Total	$3,280	$(1,069)	$2,211

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Domain names	$2,034	$(797)	$1,237
Developed technology	600	(90)	510
Customer relationships	595	(64)	531
Patents	37	(22)	15
Non-compete	10	(6)	4
Licenses	4	(4)	—
Total	$3,280	$(983)	$2,297
Total amortization expense related to intangible assets was $0.1 million and $0.03 million for the three months ended March 31, 2026 and 2025, respectively.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5
There was no intangible asset impairment expense recorded in the three months ended March 31, 2026 and 2025.
12.ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued litigation costs	$7,745	$7,279
Accrued compensation	636	549
Accrued purchases	9	246
Accrued audit fees	—	207
Accrued warranties	66	72
Other accrued expenses	1,715	2,105
Total accrued expenses	$10,171	$10,458
As of March 31, 2026 and December 31, 2025, accrued litigation costs primarily included $6.8 million related to a service provider demand. See Note 14. Commitments and Contingencies for definitions and further discussion of such matters.
13.DEBT
A summary of the Company’s debt is as follows:

	March 31, 2026	December 31, 2025
Term loan	$4,321	$4,644
Total debt	4,321	4,644
Less: Current portion of long-term debt	(1,314)	(1,314)
Total long-term debt	$3,007	$3,330
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
The fair value of the Loan was $4.3 million and $4.6 million as of March 31, 2026 and December 31, 2025, respectively. The Company is required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the Loan.
Pursuant to the Loan Agreement, Customers Bank was granted security interest in substantially all of the Company’s assets, other than intellectual property, and the Loan Agreement contains customary affirmative and negative covenants, including a requirement to maintain a liquidity ratio equal to four times the outstanding principal balance. As of March 31, 2026, the Company was in compliance with the covenants under the Loan Agreement.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The following table presents the future minimum principal payments on the total borrowings under all debt agreements as of March 31, 2026:

Remainder of 2026	$1,000
2027	1,333
2028	1,333
2029	778
2030	—
Total future minimum payments	4,444
Less: debt discount	(123)
Total	$4,321
On May 11, 2026, the Loan Agreement was terminated. See Note 22. Subsequent Events.
14.COMMITMENTS AND CONTINGENCIES
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
Legal Contingencies
Derivative Litigation
On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 (the “Manley Action”) and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-06047 (the “Gottlieb Action”). The actions, which were consolidated under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273 (together, the “Derivative Actions”), generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in Brennan v.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Latch, Inc. et al., Case No. 1:22-cv-07473 (S.D.N.Y.) and Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027 (D. Del.), two securities class actions which have been settled in exchange for the release of all claims against the defendants in those actions, along with consolidated class action complaints in the Court of Chancery of the State of Delaware. The Derivative Actions seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. In March 2026, the Company agreed in principle to a settlement involving the implementation of certain governance reforms and the Company’s payment of $0.5 million in attorneys’ fees, for which the Company does not expect any insurance contribution. Accordingly, the Company accrued $0.5 million of expenses on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, respectively. The settlement remains subject to a final stipulation of settlement and approval by the court. The Company does not believe the allegations are meritorious and intends to vigorously defend against them should the parties not reach a final settlement.
Service Provider Demand
The Company was previously in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.
SEC Investigation
As previously disclosed, since March 2023, the Company has been cooperating with an SEC investigation into issues related to the Company’s key performance indicators and revenue recognition practices that led to the Restatement and related issues (the “SEC Investigation”). Subsequent to March 31, 2026, the Company engaged in discussions with the Staff of the SEC regarding a potential resolution of the investigation and, based on available information to date, has recorded a $250,000 liability on the accompanying Condensed Consolidated Balance Sheets. See Note 22. Subsequent Events.
Other
The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2026 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.
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

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Common Stock Reserved for Future Issuance
The Company’s reserved shares for future issuance included the following:

	March 31, 2026	December 31, 2025
Stock options issued and outstanding	21,701,679	21,829,679
Restricted stock units issued and outstanding	50,005	50,005
Public warrants outstanding	9,999,967	9,999,967
Private placement warrants outstanding	5,333,334	5,333,334
Bank warrant	1,000,000	1,000,000
2021 Incentive Award Plan available shares	47,161,950	38,821,060
Total	85,246,935	77,034,045
Public Warrants
Upon the closing of the 2021 Business Combination, 10.0 million public warrants sold during the 2020 initial public offering of TSIA (the “TSIA IPO”) converted into 10.0 million public warrants to purchase up to 10.0 million shares of common stock of the Company, which are exercisable at $11.50 per share. The warrants will expire on June 4, 2026 or earlier upon redemption or liquidation. The Company accounts for warrants as required under ASC 815, Derivatives and Hedging (“ASC 815”) and has concluded that equity classification would be met for the public warrants as the Company has a single class of equity, and thus all holders vote 100% on all matters submitted to the Company’s stockholders and receive the same form of consideration in the event of a change of control (thus qualifying for the exception to the net cash settlement model), and the other conditions of equity classification would be met.
Private Placement Warrants
Upon the closing of the 2021 Business Combination, Legacy Latch assumed the private placement warrants that were originally issued in connection with the TSIA IPO (the “Private Placement Warrants”). The Private Placement Warrants will expire on June 4, 2026 or earlier upon redemption or liquidation. In response to SEC guidance, the Company determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
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
At issuance, the Bank Warrant was recorded at its fair value of $0.2 million, as determined by an independent valuation specialist and included in other non-current liabilities, with an equal amount recorded as a reduction of the term loan, non-current on the accompanying Condensed Consolidated Balance Sheets. The reduction of the term loan is being amortized to interest expense over the 60-month loan term. The warrant liability is remeasured at fair value each reporting period, with changes recognized in other (expense) income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

16.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,938)	$(11,250)

Basic weighted-average common shares(1)	160,658,450	160,272,142
Effect of dilutive securities	—	—
Diluted weighted-average common shares(1)	160,658,450	160,272,142
Basic and diluted net loss per common share	$(0.04)	$(0.07)

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
The table below sets forth the number of potential common shares underlying outstanding common stock options, restricted common stock, restricted stock units (“RSUs”) and common stock warrants that were excluded from diluted net loss per share as the Company had net losses, and their inclusion would be anti-dilutive:

	March 31, 2026	March 31, 2025
Stock options	21,701,679	25,804,752
Restricted common stock held by the Sponsor	738,000	738,000
Restricted common stock held by Jamie Siminoff	2,861,351	3,815,135
Restricted stock units	50,005	375,640
Warrants	16,333,301	16,333,301
Total	41,684,336	47,066,828
17.STOCK-BASED COMPENSATION
The Company’s stock incentive plans provide for grants of stock options, performance-vesting stock options, RSUs, performance-vesting RSUs and shares of common stock as compensation for services received from service providers.
Stock Incentive Plans
In January 2016, Legacy Latch adopted the Latch, Inc. 2016 Stock Plan (the “2016 Plan” and, together with the Latchable, Inc. 2014 Stock Incentive Plan, the “Prior Plans”). Under the 2016 Plan, Legacy Latch’s board of directors was authorized (i) to grant either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”) to purchase shares of the Company’s common stock to its employees and (ii) to grant NSOs to purchase shares of the Company’s common stock to outside directors and consultants. When the 2021 Plan (defined below) became effective, 22,797,955 shares (adjusted for the exchange ratio of the 2021 Business Combination (the “Exchange Ratio”)) had been authorized for issuance under the 2016 Plan. Stock options under the 2016 Plan were granted with an exercise price equal to the stock’s fair market value at the grant date. Stock options outstanding under the 2016 Plan generally have ten-year terms and vest over a four-year period starting from the date specified in each award agreement. Since the effectiveness of the 2021 Plan, no additional awards have been or will be granted under the 2016 Plan. Upon the effectiveness of the 2021 Business Combination, all outstanding stock options under the Prior Plans, whether vested or unvested, converted into options to purchase a number of shares of common stock of the Company based on the Exchange Ratio. Awards previously granted under a Prior Plan remain subject to the provisions of such Prior Plan.
The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the closing of the 2021 Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the Board. As of January 1, 2026, the total number of shares reserved for issuance under the 2021 Plan had increased by 39,647,714. As of March 31, 2026, there were 47,161,950 shares available for future grants under the 2021 Plan.
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
Since issuance through March 31, 2026, 25.1 million Performance Options were forfeited in connection with certain officers, key service providers, and employee terminations, resulting in 9.0 million Performance Options outstanding.
To date, no PSUs have been granted under the Performance Equity Program.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Stock Options
A summary of stock options as of March 31, 2026, and changes during the three months ended March 31, 2026, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2025	21,829,679	$0.58
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(128,000)	$0.48
Options expired	—	$—
Balance at March 31, 2026	21,701,679	$0.58	5	$33,000
Exercisable at March 31, 2026	12,180,063	$0.70	2	$7,000
There were no stock options granted or exercised and no realized tax-related benefits from disqualifying dispositions during the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, 128,000 Performance Options were forfeited as a result of employee terminations.
Total compensation expense not yet recognized related to unvested stock options was $0.04 million as of March 31, 2026, which was expected to be recognized over a weighted-average period of 4.0 years. Stock options granted prior to 2024 had no material impact on the accompanying condensed consolidated financial statements. As of March 31, 2026, total compensation expense not yet recognized related to the unvested performance stock options granted in 2024 was $1.5 million, which was expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units
The Company estimates the fair value of RSUs using the last trading price of its common stock as of the grant date. The Company’s RSUs are settled in shares of common stock after vesting and vest over a period of one to four years. The Company has the option, but not the obligation, to treat a participant’s failure to provide timely payment of any withholding tax arising in connection with RSUs as such participant’s election to satisfy all or any portion of the withholding tax by requesting the Company retain shares otherwise issuable pursuant to the RSU. In connection with the Restatement, the Company suspended use of its registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. Following the filing of the Form 10-K for the year ended December 31, 2025 on March 31, 2026, the S-8 Registration Statement became effective again on April 2, 2026.
A summary of equity-based RSU activity is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2025	50,005	$3.89
Granted	—	$—
Vested and released	—	$—
Forfeited	—	$—
Balance at March 31, 2026	50,005	$3.89
Approximately 0.1 million and 0.05 million RSUs vested during the three months ended March 31, 2026 and 2025, respectively, but were not released upon vesting due to the suspension of the S-8 Registration Statement. The S-8 Registration Statement became effective again on April 2, 2026. See Note 22. Subsequent Events.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Jamie Siminoff Restricted Common Stock
In November 2024, the Company and Mr. Siminoff mutually agreed that he would step down as the Company’s Chief Strategy Officer on December 31, 2024, after which he began serving in an advisory role that was expected to continue through December 31, 2026. For the three months ended March 31, 2025, the Company recognized $0.1 million of compensation expense for the post-combination services rendered. Total unrecognized stock-based compensation expense as of March 31, 2025 was $0.5 million and was expected to be recognized over a period of 2.8 years. The Company terminated the advisory services of Jamie Siminoff, the Company’s former Chief Strategy Officer, in May 2025.
Stock-Based Compensation Expense
The components of stock-based compensation expense were as follows:

	Three Months Ended March 31,
	2026	2025
Stock options	$99	$137
Restricted common stock(1)	56	96
Restricted stock units	—	14
Capitalized costs(2)	(1)	4
Total stock-based compensation expense	$154	$251

(1)    Shares of common stock issued to the Holders as merger consideration in the HDW acquisition that were treated as replacement awards of unvested HDW common stock.
(2)    Included in internally-developed software, net on the accompanying Condensed Consolidated Balance Sheets.
Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$—	$1
Research and development	14	43
Sales and marketing	14	20
General and administrative	126	187
Total stock-based compensation expense	$154	$251
18.INTEREST EXPENSE, NET
The components of interest expense, net include interest expense associated with the significant financing component of the Company’s longer-term software contracts and interest expense associated with the Company’s debt financing arrangements, offset by interest income on highly liquid short-term investments.
Interest expense, net is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$245	$614
Interest expense	(568)	(867)
Interest expense, net	$(323)	$(253)

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

19.INCOME TAXES
The income tax provision for the three months ended March 31, 2026 and 2025 was zero and zero, respectively.
For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.
As of March 31, 2026, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.
To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.
20.RELATED-PARTY TRANSACTIONS
The Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of March 31, 2026 and December 31, 2025, the Company had $0.3 million and $0.2 million, respectively, of receivables due from these customers, which are included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets. For the three months ended March 31, 2026, the Company had $0.002 million of hardware revenue, $0.03 million of software revenue, and $0.3 million of services revenue from these customers, which was included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2025, the Company had $0.001 million of hardware revenue and $0.05 million of software revenue from these customers, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
21.RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Pronouncements
No new accounting standards that were material to the Company were adopted in the three months ended March 31, 2026.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This guidance is effective for annual periods beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.
22.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of these financial statements and determined that there have been no events that have occurred that would require adjustments to its disclosures in the accompanying condensed consolidated financial statements.
Registration Statement
The Company filed a S-8 Registration Statement to register shares of its common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to the 2021 Plan. The S-8 Registration Statement automatically became effective upon filing on August 9, 2021, but the Company suspended use of the S-8 Registration Statement commencing with the Company’s filing of a Notification of Late Filing on Form 12b-25 on August 10, 2022.
Upon the filing of the Form 10-K for the year ended December 31, 2025 on March 31, 2026, the Company became current in its reporting obligations and the S-8 Registration Statement became effective again on April 2, 2026.
SEC Investigation
Subsequent to March 31, 2026, the Company engaged in discussions with the Staff of the SEC regarding a potential resolution of the investigation and, based on available information to date, has recorded a $250,000 liability on the accompanying Condensed Consolidated Balance Sheets. As the Company continues its discussions with the SEC, the amount of the resolution could exceed this accrual. The Company cannot predict whether a resolution with the SEC will be reached, the timing of any such resolution, the duration, or outcome of the SEC investigation, or whether the SEC will bring an enforcement action.

Latch, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Investment in Private Company
On May 1, 2026, the Company received cash consideration of $1.7 million in connection with the acquisition by a third-party of a privately held company. The Company held an investment in the privately held company of 654,000 shares of common stock as described in Note 6. Investments. As a result of this transaction, the Company will recognize a realized gain of $0.8 million.
Debt Refinance
Entry into a Material Definitive Agreement.
On May 11, 2026, DOOR Systems entered into a revolving credit facility (the “Credit Facility”) with Truist Bank (the “Lender”), providing for borrowing of up to $5.0 million. The Credit Facility matures in May 2028, bears interest at a variable rate equal to one-month term Secured Overnight Financing Rate plus 1.75% per annum. The Credit Facility requires monthly interest-only payments, with all principal due at maturity, and includes customary fees, reporting requirements and events of default.
The Credit Facility is governed by a promissory note (the “Promissory Note”) and related loan documents. To secure the Credit Facility, the Company is required to maintain a minimum cash balance of $5.25 million in a restricted deposit account with the Lender. Borrowing under the Credit Facility is secured by certain cash deposit accounts and/or certificates of deposit of the Company, including all funds held therein.
The Promissory Note contains customary covenants and events of default, including covenants relating to:
•delivery of periodic financial reporting to the lender;
•maintenance of the lender’s security interest in collateral;
•compliance with applicable sanctions, anti-corruption and other laws;
•restrictions on certain mergers, liquidations and other fundamental transactions; and
•use of loan proceeds for permitted business purposes.
If an event of default exists under the Promissory Note, the Lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. Events of default include, but are not limited to, the following events:
•failure to pay any principal or interest within three business days of the due date;
•failure to perform or otherwise comply with the covenants and obligations in the Promissory Note, subject, in certain instances, to certain grace periods;
•bankruptcy or insolvency events involving the Company; or
•any lien or security interest of the Lender in the collateral, or any portion thereof, terminates, fails for any reason to have the priority agreed to by the Lender on the date granted, or becomes unenforceable, unperfected or invalid for any reason.
The foregoing description of the Credit Facility and the Promissory Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Promissory Note filed as Exhibits 10.3 to this Quarterly Report on Form 10-Q, each of which is incorporated herein by reference.
Termination of a Material Definitive Agreement
In connection with entering into the Credit Facility, the Company borrowed approximately $4.4 million under the Credit Facility to repay all outstanding principal, accrued interest, and fees under the Loan. Upon repayment, all amounts and other obligations under the Loan Agreement were satisfied, and the Loan Agreement and all commitments thereunder were terminated. No material early termination penalties were incurred.
In connection with the termination of the Loan Agreement, liens and security interests previously granted in favor of Customers Bank will be released subject to customary payoff documentation, including lien releases and UCC termination statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in the 2025 Annual Report, as updated in this Form 10-Q, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Latch,” “DOOR” and the “Company” refer to the business and operations of Latch, Inc. and its consolidated subsidiaries.
Overview
Latch combines access control hardware and smart home technology into one unified platform, connecting access, devices, and property data to improve operations across portfolios, primarily serving the multifamily and student housing markets. In August 2025, we rebranded as DOOR, although our legal name remains Latch, Inc.
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
Our customers, which include real estate developers, builders, owners and property managers in the United States and Canada, typically purchase our hardware devices and license our SaaS platform (directly or indirectly through our channel partner network). Residents interact with the DOOR Platform through the DOOR mobile application and its predecessor Latch mobile application (together, the “DOOR App”). Through the DOOR App, residents access common areas and unlock residential doors, provide guest access, manage smart home devices and book services.
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

Our key business metrics are as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
GAAP Measures:
Software revenue	$6,143	$5,159	$984	19.1%
Total revenue	$15,702	$15,774	$(72)	(0.5%)
Net loss	$(5,938)	$(11,250)	$5,312	(47.2%)
Non-GAAP Measure:
Adjusted EBITDA	$(3,947)	$(7,266)	$3,319	(45.7%)
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
We define Adjusted EBITDA as our net loss, excluding the impact of the following items, if applicable: (i) depreciation and amortization expense, (ii) net interest income or expense, (iii) provision for income taxes, (iv) change in fair value of warrant liability, trading securities, or derivative instruments, (v) restructuring costs, (vi) transaction-related costs, (vii) impairment of assets, (viii) non-ordinary course legal fees and settlement reserves, (ix) stock-based compensation expense and (x) gain or loss on extinguishment of debt. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Form 10-Q, Adjusted EBITDA because it is a key measure used by our management and Board to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.
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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,938)	$(11,250)
Depreciation and amortization	1,007	1,522
Interest expense, net(1)	323	253
Change in fair value of warrant liability	37	37
Restructuring costs	—	(58)
Non-ordinary course legal fees and settlement reserves(2)	470	1,979
Stock-based compensation expense(3)	154	251
Adjusted EBITDA	$(3,947)	$(7,266)

(1)As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, we determined that there is a significant financing component related to the time value of money and have therefore broken out the interest component and recorded it as a discount in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense, net includes interest expense associated with the significant financing component of $0.5 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
(2)The amounts primarily represent legal fees related to stockholder lawsuits and the SEC’s ongoing investigation into issues related to our key performance indicators and revenue recognition practices (the “SEC Investigation”). While we are involved in various litigation and legal disputes in the ordinary course of our business, we believe the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
(3)See Note 17. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”
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
Software Revenue. We generate software revenue primarily through the license of our SaaS over our cloud-based platform on a subscription-based arrangement. Subscription fees vary depending on the features selected by customers. SaaS arrangements generally have term lengths between one and ten years. When significant discounts are provided to customers on the longer-term software contracts paid in advance, we determined that there is a significant financing component related to the time value of money and therefore have recorded the discount as interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Our SaaS is considered a stand-ready performance obligation where customers benefit from the service evenly throughout the service period. Revenue is recognized ratably over the subscription period beginning when or as control of the promised services is transferred to the customer.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. We have not granted any restricted stock units (“RSUs”) since the suspension of our registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. However, the S-8 Registration Statement became effective again on April 2, 2026 and we expect to resume granting RSUs. Any such grants will increase stock-based compensation expense.
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
Interest expense, net is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$245	$614
Interest expense	(568)	(867)
Interest expense, net	$(323)	$(253)
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
Comparison of three months ended March 31, 2026 and March 31, 2025

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025	$ Change	% Change

Revenue
Hardware	$4,357	$4,037	$320	7.9%
Software	6,143	5,159	984	19.1%
Professional services	5,202	6,578	(1,376)	(20.9%)
Total revenue	15,702	15,774	(72)	(0.5%)
Cost of revenue(1)
Hardware	3,218	3,303	(85)	(2.6%)
Software	531	551	(20)	(3.6%)
Professional services	3,734	4,441	(707)	(15.9%)
Total cost of revenue	7,483	8,295	(812)	(9.8%)
Operating expenses
Research and development	3,793	5,633	(1,840)	(32.7%)
Sales and marketing	4,272	3,577	695	19.4%
General and administrative	4,691	7,771	(3,080)	(39.6%)
Depreciation and amortization	1,007	1,522	(515)	(33.8%)
Total operating expenses	13,763	18,503	(4,740)	(25.6%)
Loss from operations	(5,544)	(11,024)	5,480	(49.7%)
Other expense, net
Interest expense, net	(323)	(253)	(70)	27.7%
Change in fair value of warrant liability	(37)	(37)	—	—%
Other (expense) income, net	(34)	64	(98)	(153.1%)
Total other expense, net	(394)	(226)	(168)	74.3%
Loss before income taxes	(5,938)	(11,250)	5,312	(47.2%)
Provision for income taxes	—	—	—	N.M.
Net loss	$(5,938)	$(11,250)	$5,312	(47.2%)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	(3)	(14)	11	N.M.
Foreign currency translation adjustment	33	4	29	N.M.
Comprehensive loss	$(5,908)	$(11,260)	$5,352	(47.5%)
Net loss per common share:
Basic and diluted net loss per common share	$(0.04)	$(0.07)	$0.03	(42.9)%
Weighted average shares outstanding:
Basic and diluted	160,658,450	160,272,142

(1)Exclusive of depreciation and amortization shown in operating expenses below.
N.M.: Not meaningful

Revenue
Revenue decreased by $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $1.4 million reduction in professional services revenue related to (i) a $0.7 million decrease in HelloTech services, (ii) a $0.4 million decline in hardware activation and installation services, and (iii) a $0.3 million decrease in property maintenance services, partially offset by a $1.0 million increase in software revenue due to continued growth in subscriptions and a $0.3 million increase in hardware revenue due to higher hardware shipments in 2026 compared to 2025.
Cost of Revenue
Cost of revenue decreased by $0.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $0.7 million reduction in professional services cost related to a decline in installation projects.

Research and Development Expenses
Research and development expenses decreased by $1.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to (i) a $1.0 million reduction in third-party expense associated with overlapping costs related to the transition of engineering contractors beginning in the first half of 2025, (ii) a $0.8 million decrease in expenses related to abandoned capitalized internally-developed software, and (iii) a $0.4 million decrease in personnel-related expenses. These decreases were partially offset by a $0.3 million increase in software license costs and a $0.2 million increase in compensation expense resulting from lower capitalization of internally-developed software costs.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily related to a $0.3 million increase in compensation expense due to expansions of the sales team and a $0.2 million increase in digital marketing expense related to HelloTech.
General and Administrative Expenses
General and administrative expenses decreased by $3.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to (i) a $1.7 million decrease in investigation, legal and settlement fees, (ii) a $0.7 million decrease in audit fees, (iii) a $0.7 million decrease in professional and consulting fees primarily related to accounting services, (iv) a $0.3 million decrease in insurance related expense, and (v) a $0.2 million decrease in software license expense. These increases were partially offset by a $0.5 million increase in tax expense as a result of a sales tax refund in 2025.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to lower amortization expense of capitalized internally-developed software and lower depreciation expense.

Total Other Expense, Net
Total other expense, net increased by $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $0.4 million decrease in interest income resulting from lower average principal investment balances, partially offset by a $0.3 million decrease in interest expense related to the significant financing component of longer term software contracts.
Liquidity and Capital Resources
We have incurred losses since our inception. To date, our principal sources of liquidity have been the net proceeds received as a result of the 2021 business combination and payments received from our customers.
As of March 31, 2026 and December 31, 2025, our unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $28.5 million and $34.6 million, respectively. Our available-for-sale securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer.
As of March 31, 2026 and December 31, 2025, we also had approximately $25.0 million and $28.9 million, respectively, in net inventory.
Our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as inventory purchases from our contract manufacturers.
Beginning in the second quarter of 2022 and continuing through the date of this Form 10-Q, we have incurred, and may continue to incur, significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services as a result of our 2022-2023 internal investigation (the “Investigation”) and the SEC Investigation, as well as accounting related consulting services, independent registered accounting firm fees and advisory services related to the Restatement and comprehensive review of our previously issued financial statements. Additionally, we have incurred significant costs in connection with stockholder lawsuits. See Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Such litigation involves significant defense and other costs and, if decided adversely to us or settled, has resulted or could result in significant monetary damages or expenditures. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage does not cover all claims that have been or may be brought against us.
Near-Term Liquidity Position
The following risks and uncertainties associated with our liquidity position may adversely affect our ability to sustain our operations as of the Filing Date:
•The continued incurrence of significant expenses related to legal and other professional services in connection with the SEC Investigation and the possibility that the SEC may levy civil penalties or fines;
•Potential expenditures associated with defending, negotiating or resolving the service provider demand described in See Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements;”
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
Due to the risks and uncertainties described above, we continue to monitor our liquidity position. We recognize the challenge of maintaining sufficient liquidity to sustain our operations and remain in compliance with the liquidity ratio required by the Loan Agreement. However, notwithstanding our liquidity position as of the Filing Date, and while it is difficult to predict our future liquidity requirements with certainty, we expect to be able to use our current cash and cash equivalents and available-for-sale securities to fund our operational cash requirements for at least 12 months beyond the Filing Date. Other significant factors that affect our overall management of liquidity include certain actions controlled by management, such as capital expenditures and acquisitions. See Note 13. Debt and Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.”
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
Commitments and Contractual Obligations
We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. Following the 2024 property management acquisitions, in February 2024 we entered into a three-year advisory agreement with a partner pursuant to which the partner provides DPM with certain management and advisory services related to DPM’s property management business. Pursuant to such agreement, we are required to pay the partner $0.5 million annually. As of March 31, 2026, we had a remaining obligation of $0.5 million under the advisory agreement.
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
As of March 31, 2026 and December 31, 2025, the outstanding principal of the Loan (excluding debt discount) was $4.4 million and $4.8 million, respectively. We were in compliance with the covenants under the Loan Agreement as of March 31, 2026 and December 31, 2025.
On July 15, 2024, in a private placement concurrent with the Loan Agreement, we issued a warrant to Customers Bank to purchase 1,000,000 shares of our common stock. The warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030.

Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(5,143)	$(10,137)
Net cash used in investing activities	(1,395)	(935)
Net cash used in financing activities	(333)	(223)
Effect of exchange rates on cash	196	(191)
Net change in cash and cash equivalents	$(6,675)	$(11,486)
Operating Activities. Net cash used in operating activities for the three months ended March 31, 2026 decreased by $5.0 million compared to the three months ended March 31, 2025. The decrease was primarily attributable to a $7.6 million favorable change in working capital primarily related to accounts receivable, accounts payable and other current liabilities, a $6.8 million decrease of cash payments related to accrued litigation settlements, a $4.7 million reduction in net loss adjusted for non-cash items, and a $2.1 million decrease in inventory purchases. These favorable changes were partially offset by the timely settlement of investment payables of $14.0 million and $1.7 million decrease in unbilled receivables. Management continues to focus on cost discipline, inventory management and liquidity preservation as it seeks to reduce operating cash usage.
Investing Activities. Net cash provided by investing activities increased by $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Cash flows from investing activities primarily consist of the net purchases and sales of available-for-sale securities. The decrease was primarily attributable to the use of investment proceeds to fund operating losses.
Financing Activities. For the three months ended March 31, 2026, net cash used in financing activities increased by $0.1 million compared to the three months ended March 31, 2025 attributable to the repayment of the Loan.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2026 and December 31, 2025 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as disclosed in the 2025 Annual Report.
Recent Accounting Pronouncements
See Note 21. Recently Issued Accounting Standards, in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.
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

As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on the Company’s previously issued financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 should be restated. Following the Investigation, the Company conducted a comprehensive review of its previously issued financial statements and, in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), restated those financial statements to correct the identified errors.
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
Evaluation of Disclosure Controls and Procedures
Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 because of material weaknesses in our internal control over financial reporting, as described below.
Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to March 31, 2026, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
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
Management has implemented and continues to implement remediation measures designed to address these deficiencies and strengthen the Company’s overall control environment. However, as of March 31, 2026, the material weaknesses have not yet been fully remediated. Remediation efforts remain ongoing, and the related controls must operate for a sufficient period of time and be subject to validation through testing before management can conclude that any control is operating effectively.
The material weaknesses described below reflect management’s current assessment of the underlying deficiencies within the Company’s internal control framework.
Material Weaknesses in Internal Control Over Financial Reporting
Management identified material weaknesses in ICFR as of March 31, 2026, related to deficiencies in all five components of the COSO Framework, as described below.
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
Risk Assessment. Management did not design and implement an effective risk assessment and identified a material weakness relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.
Control Activities: The Company did not design and implement effective control activities and identified the following material weaknesses:
–Revenue Recognition Controls: The Company did not design or maintain certain control activities to respond to potential risks of material misstatement of revenue. In particular, management failed to: (i) ensure that relevant terms sales representatives had negotiated with customers were identified and communicated to the accounting department, resulting in a failure to properly account for such terms, (ii) fully consider the impact of certain terms of sales agreements on the amount and timing of revenue to be recognized and (iii) identify and account for extended payment terms.
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
–Financial Reporting Close Controls: Management further identified ineffective design and operation of certain control activities. Control deficiencies, which aggregate to a material weakness, occurred within the following areas: order to cash, inventory, financial close, sales commissions, procure-to-pay, capitalized software and information and technology general controls.
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
Status of Remediation of the Material Weaknesses
Management, with oversight from the Audit Committee of the Board of Directors, continues to devote significant time, attention and resources to the remediation of the remaining material weaknesses and to strengthening the Company’s internal control over financial reporting. In the interim, management has implemented additional mitigating procedures and deployed additional resources, to help ensure that the consolidated financial statements and related financial information included in this Form 10-K are fairly presented, in all material respects, in accordance with GAAP.
The remaining material weaknesses cannot be considered fully remediated until the applicable controls have been implemented and have operated effectively for a sufficient period of time such that management can conclude, through testing, that the controls are operating effectively. The following summarizes the Company’s remediation initiatives to address the remaining material weaknesses.
Strengthening the Control Environment and Finance Organization
Management has taken steps to strengthen the finance and accounting organization, including evaluating and modifying the organizational design of the controllership function, hiring accounting personnel with requisite experience and technical expertise in GAAP and internal controls and providing training related to internal control responsibilities.

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
Changes in Internal Control Over Financial Reporting
Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2026, will not materially affect our condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in the 2025 Annual Report filed with the SEC on March 31, 2026 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Adoption or Termination of Trading Arrangements
No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended March 31, 2026 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
10.1†	Employment Agreement, dated as of April 10, 2026, by and between Latch and James Malone (filed herewith).	10-Q	10.1	5/15/2026
10.2†	Employment Agreement, dated as of April 13, 2026, by and between Latch and Ryan Salmons (filed herewith).	10-Q	10.2	5/15/2026
10.3	Form of Promissory Note (filed herewith).	10-Q	10.3	5/15/2026
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ David Lillis
David Lillis
Chief Executive Officer

May 15, 2026

By:	/s/ Jeff Mayfield
Jeff Mayfield
Chief Financial Officer

May 15, 2026