Form 10-Q
period 2026-06-30
Latch, Inc.
filed 2026-08-10
CIK 1826000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 165,656,201 shares of the registrant’s common stock outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”), titled “Risk Factors,” as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	our ability to remediate the material weaknesses we identified in our internal control over financial reporting or other findings in the Company’s 2022-2023 internal investigation, and the timing of such remediation;
●	the performance of our common stock, particularly given the limited liquidity and depressed trading prices of our common stock, which is trading on OTC Markets Group Inc.’s OTCID Basic Market (the “OTCID Market”), and may not be listed on the OTCQX or OTCQB markets or a national securities exchange;
●	developments in the pending derivative actions or other legal proceedings;
●	regulatory disputes and governmental inquiries, including the SEC Investigation (as defined below);
●	privacy and data protection laws, privacy or data breaches, or the loss of data;
●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	increases in component costs, long lead times, supply shortages and other disruptions to our supply chain;
●	delays in construction timelines at our customers’ building sites;
●	any defects in new products or enhancements to existing products;
●	our ability to continue to develop new products, services and innovations to meet constantly evolving customer demands;
●	our ability to hire, retain, manage and motivate employees, including key personnel;
●	the impact of workforce reductions, including the Restructuring Plan (as defined below), on our business, financial condition and results of operations;
●	our ability to improve operating and financial results and attain profitability;
●	our ability to maintain the minimum restricted cash balance and satisfy the other requirements of our Credit Facility (as defined below);
●	compliance with laws and regulations applicable to our business;
●	the impact of macroeconomic conditions on our business, our suppliers and our existing and potential customers;
●	our ability to upgrade and maintain our information technology systems;
●	our ability to create, acquire and protect intellectual property;
●	our ability to successfully identify, complete, integrate and realize synergies from acquisitions, including the ability to retain key personnel from such acquisitions; and
●	the potential adverse impact of any future acquisitions, including the potential increase in risks already existing in our operations, poor performance or decline in value of acquired businesses and unexpected costs or liabilities that may arise.

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

Latch, Inc. and Subsidiaries

Form 10-Q

Part I - Financial Information

Item 1. Financial Statements

Latch, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$19,056	$34,620
Available-for-sale securities	1,794	—
Accounts receivable, net	7,778	7,960
Inventories, net current	12,099	15,258
Prepaid expenses and other current assets	7,096	7,098
Total current assets	47,823	64,936
Property and equipment, net	775	835
Internally-developed software, net	8,121	8,382
Inventories, net non-current	11,623	12,080
Goodwill	13,605	13,605
Intangible assets, net	1,875	2,297
Other non-current assets	9,625	4,667
Total assets	$93,447	$106,802
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,659	$4,447
Current portion of long-term debt	—	1,314
Accrued expenses	10,621	10,458
Deferred revenue, current	11,275	11,237
Other current liabilities	851	790
Total current liabilities	28,406	28,246
Deferred revenue, non-current	12,898	15,138
Long-term debt	4,361	3,330
Other non-current liabilities	2,012	2,077
Total liabilities	47,677	48,791
Commitments and contingencies (see Note 14)
Stockholders’ equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 164,860,955 and 163,519,801 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively⁽¹⁾	19	19
Treasury stock	(1)	(1)
Additional paid-in capital	770,980	770,423
Accumulated other comprehensive income	79	39
Accumulated deficit	(725,307)	(712,469)
Total stockholders’ equity	45,770	58,011
Total liabilities and stockholders’ equity	$93,447	$106,802
(1)	On June 4, 2026, the 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “2021 Business Combination”) (such shares, the “Sponsor Shares”) were forfeited and cancelled pursuant to the Sponsor Agreement dated January 24, 2021. Accordingly, such shares are no longer outstanding as of June 30, 2026. Shares issued and outstanding as of December 31, 2025 exclude the unvested Sponsor Shares held by the Sponsor.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Hardware	$3,444	$5,916	$7,801	$9,953
Software	6,124	5,244	12,267	10,403
Professional services	6,047	7,895	11,249	14,473
Total revenue	15,615	19,055	31,317	34,829
Cost of revenue⁽¹⁾
Hardware	3,340	4,150	6,558	7,453
Software	600	503	1,131	1,054
Professional services	4,016	6,206	7,750	10,647
Total cost of revenue	7,956	10,859	15,439	19,154
Operating expenses
Research and development	4,057	4,454	7,850	10,087
Sales and marketing	3,806	4,150	8,078	7,727
General and administrative	5,989	5,856	10,680	13,627
Depreciation and amortization	1,021	1,320	2,028	2,842
Total operating expenses	14,873	15,780	28,636	34,283
Loss from operations	(7,214)	(7,584)	(12,758)	(18,608)
Other expense, net
Loss on extinguishment of debt	(120)	—	(120)	—
Interest expense, net	(306)	(281)	(629)	(534)
Realized gain on equity investment	765	—	765	—
Change in fair value of warrant liability	14	(32)	(23)	(69)
Other (expense) income, net	(39)	48	(73)	112
Total other income (expense), net	314	(265)	(80)	(491)
Loss before income taxes	(6,900)	(7,849)	(12,838)	(19,099)
Provision for income taxes	—	—	—	—
Net loss	$(6,900)	$(7,849)	$(12,838)	$(19,099)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(1)	(2)	(4)	(16)
Foreign currency translation adjustment	11	(15)	44	(11)
Comprehensive loss	$(6,890)	$(7,866)	$(12,798)	$(19,126)
Net loss per common share:
Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.08)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	161,191,157	160,416,365	160,949,018	160,344,652
(1)	Exclusive of depreciation and amortization shown in operating expenses.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands)

			Additional	Treasury	Accumulated		Total
	Common Stock(1)		Paid-In	Stock	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Amount	Income (Loss)	Deficit	Equity
January 1, 2025	164,087	$19	$769,866	$(1)	$21	$(658,722)	$111,183
Stock-based compensation	—	—	247	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	4	—	4
Unrealized loss on available-for-sale securities	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(11,250)	(11,250)
March 31, 2025	164,087	19	770,113	(1)	11	(669,972)	100,170
Stock-based compensation	—	—	(46)	—	—	—	(46)
Foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Unrealized loss on available-for-sale securities	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(7,849)	(7,849)
June 30, 2025	164,087	$19	$770,067	$(1)	$(6)	$(677,821)	$92,258
(1)	Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.

			Additional	Treasury	Accumulated		Total
	Common Stock(1)		Paid-In	Stock	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Amount	Income (Loss)	Deficit	Equity
January 1, 2026	164,087	$19	$770,423	$(1)	$39	$(712,469)	$58,011
Stock-based compensation	—	—	155	—	—	—	155
Foreign currency translation adjustment	—	—	—	—	33	—	33
Unrealized loss on available-for-sale securities	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(5,938)	(5,938)
March 31, 2026	164,087	19	770,578	(1)	69	(718,407)	52,258
Issuance of common stock upon settlement of restricted stock units	1,926	—	—	—	—	—	—
Tax withholdings on settlement of equity awards	(585)	—	(116)	—	—	—	(116)
Foreign currency translation adjustment	—	—	—	—	11	—	11
Stock-based compensation	—	—	518	—	—	—	518
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(6,900)	(6,900)
June 30, 2026	165,428	$19	$770,980	$(1)	$79	$(725,307)	$45,770
(1)	Shares issued and outstanding exclude 738,000 unvested Sponsor Shares held by the Sponsor as of January 1, 2026 and March 31, 2026; such shares were forfeited and cancelled on June 4, 2026, and accordingly, are no longer outstanding as of June 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(12,838)	$(19,099)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,028	2,842
Non-cash interest income	(1)	(118)
Extinguishment of debt	120	—
Change in fair value of warrant liability	23	69
Realized gain on equity investment	(765)	—
Unrealized income on marketable securities	(4)	(12)
Loss on derecognition of intangible assets	251	—
Provision for expected credit losses, net of recoveries	110	56
Provision for expected credit losses on contract assets	(9)	(8)
Stock-based compensation expense	671	201
Changes in assets and liabilities
Accounts receivable	72	(1,760)
Inventories, net	3,616	(1,351)
Prepaid expenses and other current assets	(934)	17,248
Other non-current assets	111	700
Accounts payable	1,207	490
Accrued expenses	175	(18,085)
Deferred revenue	(2,202)	(3,899)
Other current liabilities	61	(463)
Other non-current liabilities	(88)	(55)
Net cash used in operating activities	(8,396)	(23,244)
Investing activities
Purchase of available-for-sale securities	(2,357)	(6,656)
Proceeds from sales and maturities of available-for-sale securities	577	8,307
Proceeds from sale of investment in private company	1,719	—
Purchase of property and equipment	(6)	(77)
Capitalized internally-developed software	(1,528)	(1,098)
Net cash (used in) provided by investing activities	(1,595)	476
Financing activities
Repayment of term loan	(4,777)	(556)
Proceeds from revolving credit facility	4,361	—
Tax withholdings on settlement of equity awards	(116)	—
Net cash used in financing activities	(532)	(556)
Effect of exchange rate on cash	227	(152)
Net change in cash, cash equivalents and restricted cash	(10,296)	(23,476)
Cash, cash equivalents and restricted cash
Beginning of period	34,620	70,203
End of period	$24,324	$46,727
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$2	$—

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

1.DESCRIPTION OF BUSINESS

Latch, Inc. (collectively with its subsidiaries, the “Company”) combines access control hardware and smart home technology into one unified platform, connecting access, devices, and property data to improve operations across portfolios, primarily serving the multifamily and student housing markets.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications did not have a material effect on the reported financial results.

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

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$19,056	$34,620
Restricted cash included in other non-current assets	5,268	—
Total cash, cash equivalents and restricted cash	$24,324	$34,620

3.SEGMENT REPORTING

As of June 30, 2026, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the Chief Executive Officer. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly. In addition, the CODM reviews the expense categories presented on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss to manage the Company’s operations. The measure of segment assets is reported on the accompanying Condensed Consolidated Balance Sheets as total assets.

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025 reflect the one reportable segment.

Geographic Information

A summary of revenues by geographic information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$15,465	$18,984	$30,299	$34,525
Canada	150	71	1,018	304
Total	$15,615	$19,055	$31,317	$34,829

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

(in thousands, except share and per share data)

4.REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided and the related timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Point-in-time revenue:
Hardware	$3,444	$5,916	$7,801	$9,953
Total point-in-time revenue	3,444	5,916	7,801	9,953
Period-of-time revenue:
Software	6,124	5,244	12,267	10,403
Hardware installation and activation services	1,424	3,015	2,856	4,843
HelloTech services	4,003	3,921	6,955	7,557
Property management services	619	957	1,436	2,068
Other	1	2	2	5
Total period-of-time revenue	12,171	13,139	23,516	24,876
Total revenue	$15,615	$19,055	$31,317	$34,829

The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three and six months ended June 30, 2026, the reserve recorded for hardware warranties was approximately 2% and 2%, respectively, of cost of hardware revenue. For the three and six months ended June 30, 2025, the reserve recorded for hardware warranties was approximately 3% and 3%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and six months ended June 30, 2026, the allowance for returns resulted in a reduction of revenue by $0.2 million and $0.1 million, respectively. For the three and six months ended June 30, 2025, the allowance for returns resulted in a reduction of revenue by $0.1 million and $0.1 million, respectively.

The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement, as well as from the resale of third-party software in connection with HelloTech services. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts are provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the discount as interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.4 million for the three and six months ended June 30, 2025, respectively.

Deferred Contract Costs

The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2026	$2,690
Additions to deferred contract costs	—
Amortization of deferred contract costs	(214)
Balance as of June 30, 2026	$2,476

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

5.ACCOUNTS RECEIVABLE, NET AND CONTRACT BALANCES

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset.

Accounts Receivable, Net

The opening and closing balances of accounts receivable, net is as follows:

	June 30, 2026	December 31, 2025
Balance at beginning of the year	$7,960	$9,864
Ending balance	7,778	7,960
Change	$(182)	$(1,904)

The Company recognizes an accounts receivable allowance based on estimates of expected credit losses. The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance as of beginning of period	$72	$119	$117	$96
Provision for expected credit losses	131	147	110	212
Recoveries	—	(144)	—	(167)
Write-offs charged against the allowance	(113)	(3)	(137)	(22)
Balance as of end of period	$90	$119	$90	$119

Contract Balances

The opening and closing balances of contract assets (unbilled receivables) are as follows:

	June 30, 2026	December 31, 2025
Balance at beginning of the year	$2,009	$4,074
Ending balance	1,853	2,009
Change	$(156)	$(2,065)

The difference between the opening and closing balances of the Company’s contract assets (unbilled receivables) primarily results from timing differences between the Company’s performance and the customer’s payment as well as the number of active installation projects.

The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	June 30, 2026	December 31, 2025
Balance at beginning of the year	$26,375	$33,182
Ending balance	24,173	26,375
Change	$(2,202)	$(6,807)

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

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

The Company recognized $3.6 million and $8.3 million of prior year deferred software revenue during the three and six months ended June 30, 2026, respectively and $3.9 million and $8.4 million of prior year deferred software revenue during the three and six months ended June 30, 2025, respectively.

The contract liabilities (deferred revenue) consisted of the following amounts that will be recorded as revenue, net of the discount:

	June 30, 2026	December 31, 2025
Revenue	$12,599	$12,879
Interest expense	(1,324)	(1,642)
Total current deferred revenue	$11,275	$11,237

Revenue	$15,349	$18,183
Interest expense	(2,451)	(3,045)
Total non-current deferred revenue	$12,898	$15,138

Remaining performance obligations represent contracted revenue that has not yet been recognized, including amounts invoiced and recorded as deferred revenue and amounts under contract but not yet invoiced. As of June 30, 2026, the aggregate transaction price allocated to remaining performance obligations was approximately $45.7 million, of which $27.9 million was invoiced and recorded as deferred revenue and the remaining $17.8 million represents contracted amounts that had not yet been invoiced. The Company expects to recognize approximately 32.4% of the remaining performance obligations as revenue during the next 12 months and substantially all of the remainder of the deferred revenue over the following nine years, as the related subscription and service terms are satisfied.

The Company applies the practical expedients in ASC 606-10-50-14 and does not disclose amounts allocated to remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) performance obligations for which the Company recognizes revenue in the amount to which it has the right to invoice. In addition, in accordance with ASC 606-10-50-14A, the Company excludes variable consideration allocated to wholly unsatisfied performance obligations.

6.INVESTMENTS

Available-for-Sale Securities (Marketable Securities)

The Company’s marketable securities by security type are summarized as follows:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government debt securities	$1,794	$—	$1,794
Total available-for-sale securities	$1,794	$—	$1,794

Contractual maturities of the Company’s available-for-sale and trading securities are summarized as follows:

	As of June 30, 2026
	Amortized Cost	Estimated Fair Value
Due in less than one year	$1,794	$1,794
Due in one to five years	—	—
Total investments	$1,794	$1,794

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

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Investments that are impaired are those that are considered to have losses that are other-than-temporary. Factors considered in determining whether a loss is temporary include:

●	the length of time and extent to which fair value has been lower than the cost basis;
●	the financial condition, credit quality and near-term prospects of the investee; and
●	whether it is more likely than not that the Company will be required to sell the investment prior to recovery.

As of June 30, 2026, the Company had not identified any impairment indicators in its investments.

For the three and six months ended June 30, 2026, the Company received $0.6 million and $0.6 million of proceeds from maturities and call redemptions. The Company received $4.7 million and $8.3 million of proceeds from maturities and call redemptions for the three and six months ended June 30, 2025. Gains and losses are determined using the specific identification method, whereby realized gains and losses are calculated based on the historical cost of the specific available-for-sale securities sold, matured or redeemed.

Investment in Private Company

The Company held an equity investment consisting of 654,000 shares of common stock of a privately held company until May 1, 2026, when the company was acquired by a third party. Upon the closing of the acquisition, the Company received cash proceeds of $1.7 million and recognized a realized gain of $0.8 million, which is presented within realized gain on equity investment in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Prior to the acquisition, the investment did not have a readily determinable fair value and was accounted for under the measurement alternative in accordance with Accounting Standards Codification (“ASC”) 321, Equity Securities. Accordingly, the investment was carried at cost, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer, less any impairment. See Note 7. Fair Value Measurements and Concentrations of Credit Risk.

7.FAIR VALUE MEASUREMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid U.S. Treasury securities and money market funds with major financial institutions.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Fair Value Measurements

The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of June 30, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$5,993	$—	$—	$5,993
Money market funds and other cash equivalents	—	13,063	—	13,063
Total cash and cash equivalents	5,993	13,063	—	19,056
Restricted cash included in other non-current assets	5,268	—	—	5,268
Available-for-sale securities	—	1,794	—	1,794
Total assets	$11,261	$14,857	$—	$26,118

Liabilities
Warrant liability	$—	$35	$—	$35
Total liabilities	$—	$35	$—	$35

	As of December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$3,392	$—	$—	$3,392
Money market funds and other cash equivalents	1,191	30,037	—	31,228
Total cash and cash equivalents	4,583	30,037	—	34,620
Investment in private company	—	—	954	954
Total assets	$4,583	$30,037	$954	$35,574

Liabilities
Warrant liability	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

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

As of December 31, 2025, the investment in private company, as described in Note 6. Investments, was classified as Level 3 in the fair value hierarchy because it relied significantly on inputs that were unobservable in the market. The Company assessed the fair value of this investment by reviewing the private company’s recent operating results and trends and confirming the absence of any observable transactions of its equity securities and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, the Company believes that providing a sensitivity analysis is not practicable.

During the three and six months ended June 30, 2026, there were no transfers of financial assets between Level 1 and Level 2. There were no transfers of Level 3 instruments during the three and six months ended June 30, 2026.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Concentrations of Credit Risk

Significant customers are those that represent more than 10% of the Company’s total revenue for the applicable reporting period or more than 10% of the gross accounts receivable balance or gross unbilled receivables balance at each balance sheet date.

For the three and six months ended June 30, 2026, the Company had one customer that accounted for $4.0 million and $8.0 million, or 26% and 27%, of total revenue, respectively. For the three months ended June 30, 2025, two customers accounted for $6.5 million and $2.1 million, or 34% and 11%, of total revenue, respectively. For the six months ended June 30, 2025, one customer accounted for $11.4 million, or 33%, of total revenue. As of June 30, 2026, the Company had one customer that accounted for $3.2 million, or 39%, of gross accounts receivable, compared to $3.9 million, or 47%, as of December 31, 2025. As of June 30, 2026, the Company had one customer that accounted for $0.8 million, or 42% of gross unbilled receivables and a second customer that accounted for $0.2 million, or 12%, respectively, of gross unbilled receivables. As of December 31, 2025, one customer accounted for $0.7 million, or 36%, of gross unbilled receivables.

8.INVENTORIES, NET

Inventories, net consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$2,887	$4,324
Finished goods	9,212	10,934
Total current inventories, net	12,099	15,258
Finished goods, non-current, net	11,623	12,080
Total inventories, net	$23,722	$27,338

The total excess and obsolete inventory reserve as of June 30, 2026 and December 31, 2025 was $11.0 million and $10.9 million, respectively. During the six months ended June 30, 2026, the Company recognized an increase of $0.9 million of its inventory reserve from the additional provision recorded during the period to reflect updated net realizable value estimates for slow-moving inventory components partially offset by the decreases of $0.8 million from sale and disposition of previously reserved items to third parties.

9.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid inventory	$2,143	$2,070
Unbilled receivables, net	1,853	2,009
Investment in private company	—	954
Prepaid capitalized incentives	437	437
Prepaid installation payments	102	150
Insurance receivable	—	82
Other prepaid expenses and other current assets	2,561	1,396
Total prepaid expenses and other current assets	$7,096	$7,098

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

10.INTERNALLY-DEVELOPED SOFTWARE, NET

Internally-developed software, net consisted of the following:

	June 30, 2026	December 31, 2025
Internally-developed software	$30,244	$29,085
Software-in-development	2,342	1,971
Less: accumulated amortization	(24,465)	(22,674)
Total internally-developed software, net	$8,121	$8,382

The Company capitalized $0.7 million and $1.5 million in internally-developed software during the three and six months ended June 30, 2026, respectively and $0.9 million and $1.1 million in internally-developed software during the three and six months ended June 30, 2025, respectively. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service, and capitalized amounts are presented net of costs related to discontinued projects.

Total amortization expense related to internally-developed software for the three and six months ended June 30, 2026 was $0.9 million and $1.8 million, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2025, respectively.

11.GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table represents a roll-forward of goodwill:

	June 30, 2026	December 31, 2025
Balance, beginning of period	$13,605	$30,205
Impairment	—	(16,600)
Balance, end of period	$13,605	$13,605

During the three and six months ended June 30, 2026 and 2025, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required. No goodwill impairment charges were recorded during each of the three and six months ended June 30, 2026 and 2025.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Domain names	$2,034	$(916)	$1,118
Developed technology	600	(120)	480
Customer relationships	300	(37)	263
Patents	37	(23)	14
Non-compete	—	—	—
Licenses	4	(4)	—
Total	$2,975	$(1,100)	$1,875

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Domain names	$2,034	$(797)	$1,237
Developed technology	600	(90)	510
Customer relationships	595	(64)	531
Patents	37	(22)	15
Non-compete	10	(6)	4
Licenses	4	(4)	—
Total	$3,280	$(983)	$2,297

Total amortization expense related to intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively and $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively.

The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	6 - 10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5

In connection with the acquisition of the property management business, DOOR Property Management, LLC (“DPM

”), a wholly owned subsidiary of the Company, entered into a Management Advisory Agreement under which the sellers provided operational management and business development services for the property management business. On June 26, 2026, DPM entered into a Settlement Agreement (the “Settlement Agreement”) with the counterparties to terminate the Management Advisory Agreement and assign certain property management agreements to the counterparties for nominal consideration.

As a result of the Settlement Agreement, the Company recognized a loss of $0.3 million on the derecognition of customer relationship and non-compete intangible assets, recorded within general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, as the economic benefit associated with these assets was relinquished and the underlying agreements were terminated.

There was no other intangible asset impairment expense recorded in the three and six months ended June 30, 2026 and 2025.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

12.ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued litigation costs	$8,367	$7,279
Accrued compensation	528	549
Accrued purchases	157	246
Accrued audit fees	—	207
Accrued warranties	70	72
Other accrued expenses	1,499	2,105
Total accrued expenses	$10,621	$10,458

As of June 30, 2026 and December 31, 2025, accrued litigation costs primarily included $6.8 million related to a service provider demand. See Note 14. Commitments and Contingencies for definitions and further discussion of such matters.

13.DEBT

A summary of the Company’s debt is as follows:

	June 30, 2026	December 31, 2025
Credit facility	$4,361	$—
Term loan	—	4,644
Total debt	4,361	4,644
Less: Current portion of long-term debt	—	(1,314)
Total long-term debt	$4,361	$3,330

Term Loan

On July 15, 2024, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Customers Bank. Pursuant to the Loan Agreement, Customers Bank issued a term loan in the principal amount of $6.0 million (the “Loan”). The Loan Agreement, which was entered into in connection with the acquisition of HelloTech, did not result in the Company’s receipt of any loan proceeds. Interest is payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the maturity date is July 15, 2029 (the “Maturity Date”). Payments under the Loan were interest-only through January 15, 2025. Thereafter, the Company was required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There is no penalty for prepayment of the Loan. The fair value of the Loan was $4.6 million as of December 31, 2025.

Pursuant to the Loan Agreement, Customers Bank was granted security interest in substantially all of the Company’s assets, other than intellectual property, and the Loan Agreement contains customary affirmative and negative covenants, including a requirement to maintain a liquidity ratio equal to four times the outstanding principal balance.

The Loan was repaid in full and the Loan Agreement was terminated on May 11, 2026, in connection with the Company’s entry into the Credit Facility, as described below. The Company was in compliance with the covenants under the Loan Agreement at all times through May 11, 2026. Upon repayment, all amounts and other obligations under the Loan Agreement were satisfied, and the Loan Agreement and all commitments thereunder were terminated. No material early termination penalties were incurred. In connection with the repayment, the Company wrote off $0.1 million of unamortized debt issuance costs related to the Loan, which was recognized as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

In connection with the termination of the Loan Agreement, liens and security interests previously granted in favor of Customers Bank were released subject to customary payoff documentation, including lien releases and UCC termination statements.

Credit Facility

On May 11, 2026, DOOR Systems entered into a revolving credit facility (the “Credit Facility”) with Truist Bank (the “Lender”), providing for borrowing of up to $5.0 million. The Credit Facility matures in May 2028, and bears interest at a variable rate equal to one-month term Secured Overnight Financing Rate plus 1.75% per annum. The Credit Facility requires monthly interest-only payments, with all principal due at maturity, and includes customary fees, reporting requirements and events of default. As of June 30, 2026, future principal payments on the Company’s outstanding debt of $4.4 million are due in the year ending December 31, 2028, with no principal payments due in the remainder of 2026 and 2027.

In connection with entering into the Credit Facility, the Company borrowed approximately $4.4 million under the Credit Facility to repay all outstanding principal, accrued interest, and fees under the Loan. As of June 30, 2026, $0.6 million was available for future borrowings under the Credit Facility.

The Credit Facility is governed by a promissory note (the “Promissory Note”) and related loan documents. To secure the Credit Facility, the Company is required to maintain a minimum cash balance of $5.25 million in a restricted deposit account with the Lender. Borrowing under the Credit Facility is secured by certain cash deposit accounts and/or certificates of deposit of the Company, including all funds held therein. As of June 30, 2026, restricted cash of $5.3 million securing the Credit Facility was included in other non-current assets on the accompanying Condensed Consolidated Balance Sheets.

The Promissory Note contains customary covenants and events of default, including covenants relating to:

●	delivery of periodic financial reporting to the lender;
●	maintenance of the lender’s security interest in collateral;
●	compliance with applicable sanctions, anti-corruption and other laws;
●	restrictions on certain mergers, liquidations and other fundamental transactions; and
●	use of loan proceeds for permitted business purposes.

If an event of default exists under the Promissory Note, the Lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. Events of default include, but are not limited to, the following events:

●	failure to pay any principal or interest within three business days of the due date;
●	failure to perform or otherwise comply with the covenants and obligations in the Promissory Note, subject, in certain instances, to certain grace periods;
●	bankruptcy or insolvency events involving the Company; or
●	any lien or security interest of the Lender in the collateral, or any portion thereof, terminates, fails for any reason to have the priority agreed to by the Lender on the date granted, or becomes unenforceable, unperfected or invalid for any reason.

14.COMMITMENTS AND CONTINGENCIES

Registration Rights Agreements

In connection with the 2021 Business Combination with TS Innovation Acquisitions Corp. (“TSIA”), the Company and certain stockholders of Legacy Latch and TSIA entered into an amended and restated registration rights agreement (the “2021 Registration Rights Agreement”). Pursuant to the 2021 Registration Rights Agreement, in June 2021, the Company filed a registration statement on Form S-1 with respect to the registrable securities under the 2021 Registration Rights Agreement. Certain Legacy Latch stockholders and TSIA stockholders may each request to sell all or any portion of their

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $75.0 million. The Company also agreed to provide certain demand and “piggyback” registration rights. The 2021 Registration Rights Agreement also provides that the Company pays certain expenses relating to such registrations and indemnifies the stockholders against certain liabilities. The Company bears the expenses incurred in connection with the filing of any such registration statements. The 2021 Registration Rights Agreement does not provide for any penalties connected with delays in registering the Company’s common stock.

In connection with the consummation of the 2023 acquisition of Honest Day’s Work, Inc. (“HDW”), the Company and certain of HDW’s stockholders (the “Holders”) entered into that certain Registration Rights Agreement (the “2023 Registration Rights Agreement”), pursuant to which the Company agreed to file a shelf registration statement registering the resale of the Registrable Securities (as defined in the 2023 Registration Rights Agreement). Up to twice in any 12-month period, the Holders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25.0 million. The Company also agreed to provide customary “piggyback” registration rights to certain Holders designated as “Major Equityholders,” subject to certain requirements and customary conditions. The 2023 Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. In the event the Company is unable to file a registration statement required by the 2023 Registration Rights Agreement, the Company is not required to repurchase or settle any Registrable Securities.

Legal Contingencies

Derivative Litigation

On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-06047 (the “Gottlieb Action”). The actions, which were consolidated under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273 (together, the “Derivative Actions”), generally allege that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements regarding the Company’s business, operations and prospects. The Gottlieb Action includes additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in Brennan v. Latch, Inc. et al., Case No. 1:22-cv-07473 (S.D.N.Y.) and Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027 (D. Del.), two securities class actions which have been settled in exchange for the release of all claims against the defendants in those actions, along with consolidated class action complaints in the Court of Chancery of the State of Delaware. The Derivative Actions seek orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. In March 2026, the Company agreed in principle to a settlement involving the implementation of certain governance reforms and the Company’s payment of $0.5 million in attorneys’ fees, for which the Company does not expect any insurance contribution. Accordingly, the Company accrued $0.5 million of expenses on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025. On July 1, 2026, the plaintiffs filed a motion for preliminary approval of the settlement, and on July 16, 2026, the parties filed a revised settlement agreement. The Court granted preliminary approval of the settlement on July 20, 2026. The Court scheduled a hearing on October 6, 2026, to decide final settlement approval. The settlement remains subject to final approval by the court. The Company does not believe the allegations are meritorious and intends to vigorously defend against them should the parties not reach a final settlement.

Service Provider Demand

The Company was previously in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

reasonably estimated. As of June 30, 2026 and December 31, 2025, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.

SEC Investigation

As previously disclosed, the Company has been cooperating with an SEC investigation into issues related to the Company’s key performance indicators and revenue recognition practices that led to the Company restating certain of its financial statements (the “Restatement”) and related issues (the “SEC Investigation”). During the quarter ended June 30, 2026, the Company engaged in discussions with the Staff of the SEC regarding a potential resolution of the previously disclosed investigation. The Company has reached a settlement in principle with the SEC Staff to resolve the matter, subject to approval by the Commission. Under the terms of the settlement in principle, the Company would pay a civil monetary penalty of $1.0 million, payable in four quarterly installments. The Company has recorded a $1.0 million liability as of June 30, 2026, which is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Although the Company has determined its liability to be probable in connection with this matter, the settlement remains subject to final documentation and approval by the Commission, and there can be no assurance that the Commission will approve the settlement on the terms agreed in principle with the SEC Staff or at all. Unless and until the settlement is approved by the Commission, the matter remains unresolved. The Company cannot predict the timing of any final resolution, whether the Commission will approve the settlement, or whether the final terms of any resolution will differ from the terms agreed in principle.

Other

The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2026 (other than detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

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

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Common Stock Reserved for Future Issuance

The Company’s reserved shares for future issuance included the following:

	June 30, 2026	December 31, 2025
Stock options issued and outstanding	16,503,313	21,829,679
Restricted stock units issued and outstanding	1,383,857	50,005
Public warrants outstanding	—	9,999,967
Private placement warrants outstanding	—	5,333,334
Bank warrant	1,000,000	1,000,000
2021 Incentive Award Plan available shares	49,685,310	38,821,060
Total	68,572,480	77,034,045

Public Warrants

Upon the closing of the 2021 Business Combination, 10.0 million public warrants sold during the 2020 initial public offering of TSIA (the “TSIA IPO”) converted into 10.0 million public warrants to purchase up to 10.0 million shares of common stock of the Company, which are exercisable at $11.50 per share. The warrants expired on June 4, 2026. As a result, no public warrants were outstanding as of June 30, 2026, and the warrants no longer represent potential shares of the Company’s common stock.

Private Placement Warrants

Upon the closing of the 2021 Business Combination, Legacy Latch assumed the private placement warrants that were originally issued in connection with the TSIA IPO (the “Private Placement Warrants”). In response to SEC guidance, the Company determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private Placement Warrants expired on June 4, 2026 and, accordingly, no Private Placement Warrants were outstanding as of June 30, 2026.

Bank Warrant

On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock (the “Bank Warrant”). The Bank Warrant has an exercise price of $1.25 per share, is exercisable immediately and will expire on July 15, 2030. The Bank Warrant is classified as a liability under ASC 815, Derivatives and Hedging, and is remeasured at fair value each reporting period, with changes recognized in other income (expense), net.

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

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

16.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(6,900)	$(7,849)	$(12,838)	$(19,099)

Basic weighted-average common shares(1)	161,191,157	160,416,365	160,949,018	160,344,652
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares(1)	161,191,157	160,416,365	160,949,018	160,344,652
Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.08)	$(0.12)
(1)	The basic and diluted weighted-average common shares exclude (i) the Sponsor Shares for the portion of each period during which they were outstanding, through their forfeiture and cancellation on June 4, 2026, after which no Sponsor Shares were outstanding, and (ii) shares held by Jamie Siminoff, the Company’s former Chief Strategy Officer, that were subject to a right of repurchase held by the Company.

The following table presents the number of potentially dilutive common shares issuable upon the exercise or vesting of outstanding stock options, restricted common stock, restricted stock units (“RSUs”) and common stock warrants that were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive:

	June 30, 2026	June 30, 2025
Stock options	16,503,313	24,381,384
Restricted common stock held by the Sponsor	—	738,000
Restricted common stock held by Jamie Siminoff	2,861,351	2,861,351
Restricted stock units	1,383,857	375,640
Warrants	1,000,000	16,333,301
Total	21,748,521	44,689,676

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

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the closing of the 2021 Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the board of directors of the Company (the “Board”). As of January 1, 2026, the total number of shares reserved for issuance under the 2021 Plan had increased by 39,647,714. As of June 30, 2026, there were 49,685,310 shares available for future grants under the 2021 Plan.

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

	Shares Subject to the
Earned Tranche	Performance Option	Share Price Hurdle
1	33.33% of award	$4.00
2	33.33% of award	$5.00
3	33.34% of award	$6.00

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

In addition to the performance-based and service-based vesting requirements described above, (i) the first tranche of the Performance Option would, to the extent vested, only become exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the Program Effective Date, (ii) the second tranche of the Performance Option would, to the extent vested, only become exercisable in four equal installments on the third, fourth, fifth and sixth anniversaries of the Program Effective Date; and (iii) the third tranche of the Performance Option would, to the extent vested, only become exercisable in four equal installments on the fourth, fifth, sixth and seventh anniversaries of the Program Effective Date.

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

Since issuance through June 30, 2026, 25.1 million Performance Options were forfeited in connection with certain officers, key service providers, and employee terminations, resulting in 9.0 million Performance Options outstanding.

To date, no PSUs have been granted under the Performance Equity Program.

Stock Options

A summary of stock options as of June 30, 2026, and changes during the six months ended June 30, 2026, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Balance at December 31, 2025	21,829,679	$0.58
Options granted	211,352	$0.20
Options exercised	—	$—
Options forfeited	(451,585)	$0.48
Options expired	(5,086,133)	$0.61
Balance at June 30, 2026	16,503,313	$0.56	6	$19,000
Exercisable at June 30, 2026	7,313,937	$0.74	4	$7,250

During the six months ended June 30, 2026, the Company granted 211,352 stock options under the 2021 Plan with a weighted-average exercise price of $0.20 per share. The weighted-average grant date fair value of the options was $0.10, and the weighted-average service period was approximately 3.0 years. There were no stock options exercised and no realized tax-related benefits from disqualifying dispositions during the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026, 451,585 Performance Options were forfeited as a result of employee terminations.

Total compensation expense not yet recognized related to unvested stock options was $0.3 million as of June 30, 2026, which was expected to be recognized over a weighted-average period of 1 year. Stock options granted prior to 2024 had no material impact on the accompanying condensed consolidated financial statements. As of June 30, 2026, total compensation expense not yet recognized related to the unvested performance stock options granted in 2024 was $1.3 million, which was expected to be recognized over a weighted-average period of 3.7 years.

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

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

A summary of equity-based RSU activity is presented below:

		Weighted Average
	Number of	Grant Date Fair
	RSUs	Value (per unit)
Balance at December 31, 2025	50,005	$3.89
Granted	3,439,345	$0.20
Vested and released	(1,926,076)	$—
Forfeited	(179,417)	$0.20
Balance at June 30, 2026	1,383,857	$0.20

In connection with the Restatement, the Company suspended use of its registration statement on Form S-8 under the Securities Act (the “S-8 Registration Statement”) on August 10, 2022. Following the filing of the Form 10-K for the year ended December 31, 2025 on March 31, 2026, the S-8 Registration Statement was no longer suspended beginning on April 2, 2026. Approximately 1,926,076 RSUs vested and were released during the six months ended June 30, 2026.

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

In May 2025, the Company terminated the advisory services. In connection therewith, the Company repurchased 0.8 million of the advisory shares from Mr. Siminoff for the repurchase price, or a total payment of $40.16, together with an additional 0.2 million shares that had been released from the Amended Repurchase Option and the transfer restrictions. The repurchase resulted in the reversal of $0.2 million of stock-based compensation expense by the Company.

Stock-Based Compensation Expense

The components of stock-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$78	$101	$177	$238
Restricted common stock(1)	384	(147)	384	(51)
Restricted stock units	56	—	112	14
Capitalized costs(2)	(1)	(4)	(2)	—
Total stock-based compensation expense	$517	$(50)	$671	$201
(1)	Shares of common stock issued to the Holders as merger consideration in the HDW acquisition that were treated as replacement awards of unvested HDW common stock.
(2)	Included in internally-developed software, net on the accompanying Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$9	$1	$9	$2
Research and development	72	3	86	46
Sales and marketing	62	19	76	39
General and administrative	374	(73)	500	114
Total stock-based compensation expense	$517	$(50)	$671	$201

18.INTEREST EXPENSE, NET

The components of interest expense, net include interest expense associated with the significant financing component of the Company’s longer-term software contracts and interest expense associated with the Company’s debt financing arrangements, offset by interest income on highly liquid short-term investments.

Interest expense, net is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$190	$477	$435	$1,091
Interest expense	(496)	(758)	(1,064)	(1,625)
Interest expense, net	$(306)	$(281)	$(629)	$(534)

19.INCOME TAXES

The income tax provision for the three and six months ended June 30, 2026 and 2025 was zero and zero, respectively.

For the three and six months ended June 30, 2026 and 2025, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.

As of June 30, 2026, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.

To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.

20.RELATED-PARTY TRANSACTIONS

The Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of June 30, 2026 and December 31, 2025, the Company had $0.6 million and $0.2 million, respectively, of receivables due from these customers, which are included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the Company had $0.002 million and $0.004 million, respectively of hardware revenue, $0.03 million and $0.07 million, respectively of software revenue, and $0.7 million and $1.0 million, respectively of services revenue from these customers, which was included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2025, the Company had $0.002 million and $0.003 million, respectively of hardware revenue, $0.05 million and $0.1 million, respectively of

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

software revenue, and $0.2 million and $0.5 million, respectively, of services revenue from these customers, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

21.RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Pronouncements

No new accounting standards that were material to the Company were adopted in the three months ended June 30, 2026.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. In addition, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date in January 2025 to clarify the requirement to adopt ASU 2024-03 in annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating these standards to determine the impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

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

22.SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to its disclosures in the accompanying condensed consolidated financial statements, except for the following:

On August 3, 2026, the Board of Directors of the Company authorized a restructuring plan (the “Restructuring Plan”) intended to streamline operations and reduce costs, which includes a reduction in force and the discontinuation of DPM. The reduction in force, which the Company commenced on August 5, 2026, is expected to be complete by the fourth quarter of 2026 and is estimated to impact approximately 65 employees and service providers, representing approximately 32% of the Company’s current total workforce. The Company estimates that it will incur approximately $1.5 million to $2.5 million of total cash restructuring and related charges, primarily related to severance and benefit costs, a majority of which is expected to be incurred in the third and fourth quarters of 2026.

The Company may incur additional expenses not currently contemplated in connection with the reduction in force. The charges, cash expenditures and accounting impacts that the Company expects to incur or recognize in connection with the reduction in force are estimates and are subject to a number of assumptions, including the timing of the reduction in force and the number and location of employees impacted, and actual results may differ materially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related notes of Latch, Inc. and its subsidiaries included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in the 2025 Annual Report, as updated in this Form 10-Q, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references in this Form 10-Q to “we,” “our,” “Latch,” “DOOR” and the “Company” refer to the business and operations of Latch, Inc. and its consolidated subsidiaries.

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

Additionally, we offer a comprehensive property management service in and around Boston, Massachusetts, which we have announced plans to exit as part of the Restructuring Plan (as defined below).

We operate in one operating and reporting segment.

Recent Developments

The following developments occurred since March 31, 2026 through the date of filing this Form 10-Q. Each is described in further detail in the notes to our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements,” and elsewhere in this Item 2.

New Credit Facility and Repayment of Term Loan. On May 11, 2026, DOOR Systems, Inc. (“Legacy Latch” or “DOOR Systems,” as the context requires) entered into a revolving credit facility with Truist Bank providing for borrowings of up to $5.0 million, maturing in May 2028 and bearing interest at one-month term Secured Overnight Financing Rate plus 1.75% per annum. We borrowed approximately $4.4 million under the Credit Facility to repay in full all outstanding principal, accrued interest and fees under our term loan with Customers Bank, and the related Amended and Restated Loan and Security Agreement was terminated. No material early termination penalties were incurred, and we wrote off $0.1 million of unamortized debt issuance costs as a loss on extinguishment of debt. The Credit Facility requires us to maintain a minimum cash balance of $5.25 million in a restricted deposit account with the lender; as of June 30, 2026, restricted cash of $5.3 million securing the Credit Facility was included in other non-current assets and $0.6 million remained available for future borrowings. See Note 13. Debt, in Part I, Item 1. “Financial Statements,” for further detail and “Indebtedness” below.

Settlement in Principle with the SEC Staff. We reached a settlement in principle with the Staff of the Securities and Exchange Commission (the “SEC”) to resolve the previously disclosed SEC Investigation. Under the terms of the settlement in principle, we would pay a civil monetary penalty of $1.0 million in four quarterly installments, and we recorded a $1.0 million liability, included in accrued expenses, as of June 30, 2026. The settlement remains subject to final documentation and approval by the Commission, and there can be no assurance that the Commission will approve the settlement on the terms agreed in principle with the SEC Staff or at all. See Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements,” for further detail.

Restructuring Plan. On August 3, 2026, our Board of Directors authorized a restructuring plan the (“Restructuring Plan”) involving a reduction in force and the discontinuation of DOOR Property Management, LLC (“DPM”), intended to align our cost structure with our current revenue outlook. See Note 22. Subsequent Events, in Part I, Item 1. “Financial Statements,” for further detail.

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

Our key business metrics are as follows for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
GAAP Measures:
Software revenue	$6,124	$5,244	$880	16.8%
Total revenue	$15,615	$19,055	$(3,440)	(18.1)%
Net loss	$(6,900)	$(7,849)	$949	(12.1)%
Non-GAAP Measure:
Adjusted EBITDA	$(3,558)	$(5,689)	$2,131	(37.5)%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
GAAP Measures:
Software revenue	$12,267	$10,403	$1,864	17.9%
Total revenue	$31,317	$34,829	$(3,512)	(10.1)%
Net loss	$(12,838)	$(19,099)	$6,261	(32.8)%
Non-GAAP Measure:
Adjusted EBITDA	$(7,502)	$(12,955)	$5,453	(42.1)%

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

We define Adjusted EBITDA as our net loss, excluding the impact of the following items, if applicable: (i) depreciation and amortization expense, (ii) net interest income or expense, (iii) provision for income taxes, (iv) change in fair value of warrant liability, trading securities, or derivative instruments, (v) restructuring costs, (vi) transaction-related costs, (vii) impairment of assets, (viii) non-ordinary course legal fees and settlement reserves, (ix) stock-based compensation expense; and (x) gain or loss on extinguishment of debt. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Form 10-Q, Adjusted EBITDA because it is a key measure used by our management and Board to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.

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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(6,900)	$(7,849)	$(12,838)	$(19,099)
Depreciation and amortization	1,021	1,320	2,028	2,842
Interest expense, net(1)	306	281	629	534
Loss on extinguishment of debt	120	—	120	—
Change in fair value of warrant liability	(14)	32	23	69
Restructuring costs	—	(30)	—	(88)
Loss on derecognition of intangible assets	251	—	251	—
Non-ordinary course legal fees and settlement reserves(2)	1,141	607	1,614	2,586
Stock-based compensation expense(3)	517	(50)	671	201
Adjusted EBITDA	$(3,558)	$(5,689)	$(7,502)	$(12,955)
(1)	As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, we determined that there is a significant financing component related to the time value of money and have therefore broken out the interest component and recorded it as a discount in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest (income) expense, net includes interest expense associated with the significant financing component of $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.4 million for the three and six months ended June 30, 2025, respectively.
(2)	The amounts primarily represent legal fees related to stockholder lawsuits and the SEC’s ongoing investigation into issues related to our key performance indicators and revenue recognition practices (the “SEC Investigation”). While we are involved in various litigation and legal disputes in the ordinary course of our business, we believe the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
(3)	See Note 17. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”

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

Professional Services Revenue. We generate professional services revenue in three primary ways: (i) by facilitating project-based hardware installation and activation services for enterprise customers, (ii) through fees generated by technology and home services performed for residents and consumers; and (iii) through property management services performed by DPM, for our multifamily building customers.

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

Cost of professional services revenue consists primarily of (i) third-party installation labor costs and parts and materials associated with deployment of our hardware, (ii) labor costs associated with HelloTech independent technicians and credit card fees; and (iii) costs related to third-party property service providers.

Cost of revenue excludes depreciation and amortization shown in operating expenses.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, and depreciation and amortization expenses. Stock-based compensation expense is included within these operating expense categories. We did not grant any restricted stock units (“RSUs”) while our registration statement on Form S-8 under the Securities Act (the “Form S-8 Registration Statement”) was suspended from August 10, 2022 through April 2, 2026. We resumed granting RSUs under our Form S-8 Registration Statement on April 2, 2026, after we became current with our SEC filings.

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

Interest expense, net is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$190	$477	$435	$1,091
Interest expense	(496)	(758)	(1,064)	(1,625)
Interest expense, net	$(306)	$(281)	$(629)	$(534)

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

Comparison of three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	$ Change	% Change

Revenue
Hardware	$3,444	$5,916	$(2,472)	(41.8)%
Software	6,124	5,244	880	16.8%
Professional services	6,047	7,895	(1,848)	(23.4)%
Total revenue	15,615	19,055	(3,440)	(18.1)%
Cost of revenue⁽¹⁾
Hardware	3,340	4,150	(810)	(19.5)%
Software	600	503	97	19.3%
Professional services	4,016	6,206	(2,190)	(35.3)%
Total cost of revenue	7,956	10,859	(2,903)	(26.7)%
Operating expenses
Research and development	4,057	4,454	(397)	(8.9)%
Sales and marketing	3,806	4,150	(344)	(8.3)%
General and administrative	5,989	5,856	133	2.3%
Depreciation and amortization	1,021	1,320	(299)	(22.7)%
Total operating expenses	14,873	15,780	(907)	(5.7)%
Loss from operations	(7,214)	(7,584)	370	(4.9)%
Other expense, net
Loss on extinguishment of debt	(120)	—	(120)	N.M.
Interest expense, net	(306)	(281)	(25)	8.9%
Realized gain on equity investment	765	—	765	N.M.
Change in fair value of warrant liability	14	(32)	46	(143.8)%
Other (expense) income, net	(39)	48	(87)	(181.3)%
Total other income (expense), net	314	(265)	579	(218.5)%
Loss before income taxes	(6,900)	(7,849)	949	(12.1)%
Provision for income taxes	—	—	—	N.M.
Net loss	$(6,900)	$(7,849)	$949	(12.1)%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(1)	(2)	1	(50.0)%
Foreign currency translation adjustment	11	(15)	26	(173.3)%
Comprehensive loss	$(6,890)	$(7,866)	$976	(12.4)%
Net loss per common share:
Basic and diluted net loss per common share	$(0.04)	$(0.05)	$0.01	(12.5)%
Weighted average shares outstanding:
Basic and diluted	161,191,157	160,416,365
(1)	Exclusive of depreciation and amortization shown in operating expenses below.

N.M.: Not meaningful

Revenue

Revenue decreased by $3.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a $2.5 million decrease in hardware revenue due to lower hardware shipment volumes in 2026 compared to 2025 reflecting softer demand in the multifamily market, a more cautious customer spending environment, longer customer purchasing cycles, and changes in the Company’s channel partner strategy and engagement. The decrease was also driven by a $1.8 million decrease in professional services revenue, primarily attributable to (i) a $1.6 million decrease in hardware activation and installation services and (ii) a $0.3 million decrease in property management services, partially offset by a modest increase in HelloTech services revenue. These decreases were partially offset by a $0.9 million increase in software revenue due to continued subscription growth.

A limited number of customers have historically accounted for a significant portion of our total revenue and accounts receivable. For the three months ended June 30, 2026, we had one customer that accounted for $4.0 million, or 26%, of total revenue. For the three months ended June 30, 2025, two customers accounted for $6.5 million and $2.1 million, or 34% and 11%, of total revenue, respectively. As of June 30, 2026, the Company had one customer that accounted for $3.2 million, or 39%, of gross accounts receivable, compared to $3.9 million, or 47%, as of December 31, 2025. As of June 30, 2026, the Company had one customer that accounted for $0.8 million, or 42% of gross unbilled receivables and a second customer that accounted for $0.2 million, or 12%, respectively, of gross unbilled receivables. As of December 31, 2025, one customer accounted for $0.7 million, or 36%, of gross unbilled receivables. See Note 7. Fair Value Measurements and Concentrations of Credit Risk, in Part I, Item 1. “Financial Statements.” The loss of one or more of these customers, or any other significant customer, or a deterioration in their respective financial condition or payment practices, could have a material adverse effect on our revenue, results of operations, and liquidity.

Cost of Revenue

Cost of revenue decreased by $2.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a $2.2 million decrease in professional services costs, primarily attributable to (i) a $1.9 million decrease in hardware activation and installation services costs due to fewer installation projects and (ii) a $0.4 million decrease in property management services costs. The decrease was also driven by a $1.9 million reduction in hardware costs due to lower hardware shipment volumes. These decreases were partially offset by a $0.9 million increase in excess inventory charges related to slow moving product.

Research and Development Expenses

Research and development expenses decreased by $0.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a $0.8 million reduction in third-party expense associated with the wind-down of overlapping engineering contractor transition costs. This decrease was partially offset by (i) a $0.2 million increase in compensation expense resulting from lower capitalization of internally-developed software costs, (ii) a $0.2 million increase in software license costs; and (iii) a $0.1 million increase in cloud processing costs associated with the DOOR app migration.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by (i) a $0.2 million decrease in marketing expense due to lower HelloTech advertising spend and (ii) a $0.1 million decrease in hardware sales commission expense.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by (i) a $0.8 million increase in SEC settlement expense, (ii) a $0.4 million increase in stock-based compensation expense; and (iii) a $0.3 million charge related to derecognition of intangible assets. These increases were substantially offset by (i) a $0.7 million decrease in personnel-related expenses resulting from operational efficiencies and lower bonus expense, (ii) a $0.4 million decrease in legal fees, (iii) a $0.2 million decrease in insurance expense; and (iv) a $0.1 million decrease in software license expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to lower amortization expense of capitalized internally-developed software and lower depreciation expense.

Total Other Income (Expense), Net

Total other income (expense), net increased by $0.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by a $0.8 million gain on the Company’s investment in a privately held company and a $0.2 million decrease in interest expense related to the significant financing component of long-term software contracts. These favorable changes were partially offset by a $0.3 million decrease in interest income resulting from lower average principal investment balances and $0.1 million loss on the payoff of debt.

Comparison of six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	$ Change	% Change
Revenue
Hardware	$7,801	$9,953	$(2,152)	(21.6)%
Software	12,267	10,403	1,864	17.9%
Professional services	11,249	14,473	(3,224)	(22.3)%
Total revenue	31,317	34,829	(3,512)	(10.1)%
Cost of revenue⁽¹⁾
Hardware	6,558	7,453	(895)	(12.0)%
Software	1,131	1,054	77	7.3%
Professional services	7,750	10,647	(2,897)	(27.2)%
Total cost of revenue	15,439	19,154	(3,715)	(19.4)%
Operating expenses
Research and development	7,850	10,087	(2,237)	(22.2)%
Sales and marketing	8,078	7,727	351	4.5%
General and administrative	10,680	13,627	(2,947)	(21.6)%
Depreciation and amortization	2,028	2,842	(814)	(28.6)%
Total operating expenses	28,636	34,283	(5,647)	(16.5)%
Loss from operations	(12,758)	(18,608)	5,850	(31.4)%
Other expense, net
Loss on extinguishment of debt	(120)	—	(120)	N.M.
Interest expense, net	(629)	(534)	(95)	17.8%
Realized gain on equity investment	765	—	765	N.M.
Change in fair value of warrant liability	(23)	(69)	46	(66.7)%
Other (expense) income, net	(73)	112	(185)	(165.2)%
Total other expense, net	(80)	(491)	411	(83.7)%
Loss before income taxes	(12,838)	(19,099)	6,261	(32.8)%
Provision for income taxes	—	—	—	N.M.
Net loss	$(12,838)	$(19,099)	$6,261	(32.8)%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(4)	(16)	12	(75.0)%
Foreign currency translation adjustment	44	(11)	55	N.M.
Comprehensive loss	$(12,798)	$(19,126)	$6,328	(33.1)%
Net loss per common share:
Basic and diluted net loss per common share	$(0.08)	$(0.12)	$0.04	(33.0)%
Weighted average shares outstanding:
Basic and diluted	160,949,018	160,344,652
(1)	Exclusive of depreciation and amortization shown in operating expenses below.

N.M.: Not meaningful

Revenue

Revenue decreased by $3.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $3.2 million decrease in professional services revenue, primarily attributable to (i) a $2.0 million decrease in hardware activation and installation services, (ii) a $0.6 million decrease in property management services; and (iii) a $0.6 million decrease in HelloTech services, as well as a $2.2 million decrease in hardware revenue due to lower hardware shipment volumes reflecting softer demand in the multifamily market, a more cautious customer spending environment, longer customer purchasing cycles, and changes in the Company’s channel partner strategy and engagement. These decreases were partially offset by a $1.9 million increase in software revenue due to continued subscription growth.

A limited number of customers have historically accounted for a significant portion of our total revenue and accounts receivable. For the six months ended June 30, 2026, we had one customer that accounted for $8.0 million, or 27%, of total revenue. For the six months ended June 30, 2025, one customer accounted for $11.4 million, or 33%, of total revenue. As of June 30, 2026, the Company had one customer that accounted for $3.2 million, or 39%, of gross accounts receivable, compared to $3.9 million, or 47%, as of December 31, 2025. As of June 30, 2026, the Company had one customer that accounted for $0.8 million, or 42% of gross unbilled receivables and a second customer that accounted for $0.2 million, or 12%, respectively, of gross unbilled receivables. As of December 31, 2025, one customer accounted for $0.7 million, or 36%, of gross unbilled receivables. See Note 7. Fair Value Measurements and Concentrations of Credit Risk, in Part I, Item 1. “Financial Statements.” The loss of one or more of these customers, or any other significant customer, or a deterioration in their respective financial condition or payment practices, could have a material adverse effect on our revenue, results of operations, and liquidity.

Cost of Revenue

Cost of revenue decreased by $3.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $2.9 million decrease in professional services costs, primarily attributable to (i) a $2.4 million decrease in hardware activation and installation services costs due to fewer installation projects and (ii) a $0.5 million decrease in property management services costs. The decrease was also driven by a $1.9 million reduction in hardware costs due to lower hardware shipment volumes. These decreases were partially offset by a $0.9 million increase in excess inventory charges related to slow moving product.

Research and Development Expenses

Research and development expenses decreased by $2.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $1.8 million reduction in third-party expense associated with the wind-down of overlapping engineering contractor transition costs. This decrease was further driven by a $0.8 million decrease in expenses related to abandoned capitalized internally-developed software and a $0.5 million decrease in personnel expenses. These decreases were partially offset by a $0.5 million increase in software license costs, and a $0.4 million increase in compensation expense resulting from lower capitalization of internally-developed software costs.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by a $0.2 million increase in compensation expense due to the expansion of the sales team and a $0.2 million increase of post-installation service costs.

General and Administrative Expenses

General and administrative expenses decreased by $2.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $2.2 million decrease in legal fees, a $0.7 million decrease in personnel-related expenses resulting from operational efficiencies and lower bonus expense, a $0.5 million decrease in audit fees, a $0.5 million decrease in insurance expense, a $0.5 million decrease in professional and consulting fees primarily related to accounting services, and a $0.4 million decrease in software license expense. These decreases were partially offset by a $1.0 million increase in SEC settlement expense, a $0.5 million increase in tax expense due to the benefit of a sales tax refund recognized in the prior-year period, a $0.4 million increase in stock-based compensation expense, and a $0.3 million charge related to the derecognition of intangible assets.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $0.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to lower amortization expense of capitalized internally-developed software and lower depreciation expense.

Total Other Expense, Net

Total other expense, net decreased by $0.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases were primarily driven by a $0.8 million gain on the Company’s investment in a privately held company and a $0.5 million decrease in interest expense related to the significant financing component of long-term software contracts. These decreases were partially driven by a $0.7 million decrease in interest income resulting from lower average principal investment balances and a $0.1 million loss on the payoff of debt.

Liquidity and Capital Resources

We have incurred losses since our inception. For the six months ended June 30, 2026 and June 30, 2025, the Company generated a net loss of $12.8 million and $19.1 million, respectively. To date, our principal sources of liquidity have been the net proceeds received as a result of the 2021 business combination (the “2021 Business Combination”) and payments received from our customers.

As of June 30, 2026 and December 31, 2025, our unrestricted cash and cash equivalents and current and non-current available-for-sale securities were approximately $20.9 million and $34.6 million, respectively. Our available-for-sale securities investment portfolio is primarily invested in U.S. Treasury securities, which are held to preserve principal while maintaining liquidity.

As of June 30, 2026 and December 31, 2025, we also had approximately $23.7 million and $27.3 million, respectively, in net inventory.

Our short-term liquidity needs have primarily included working capital for salaries, including sales and marketing and research and development, as well as inventory purchases from our contract manufacturers.

Beginning in the second quarter of 2022, we have incurred significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services in connection with our 2022-2023 internal investigation (the “Investigation”), the SEC Investigation, the restatement and comprehensive review of our previously issued financial statements, and related accounting and advisory services. We also incurred significant costs in connection with stockholder litigation. During 2026, the majority of these matters were resolved, and the related professional fees have declined significantly. While we may continue to incur professional fees associated with the resolution of remaining matters and other legal proceedings, we do not expect these costs to continue at historical levels.

Near-Term Liquidity Position

The following risks and uncertainties associated with our liquidity position may adversely affect our ability to sustain our operations as of the date of filing this Form 10-Q:

●	The continued incurrence of significant expenses related to legal and other professional services in connection with the settlement and resolution of the SEC Investigation;
●	Potential expenditures associated with defending, negotiating or resolving the service provider demand described in Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements;”
●	Potential expenditures associated with matters that remain subject to final court approval or other legal proceedings;
●	The incurrence of significant expenses related to other legal or regulatory proceedings, whether actual or threatened;
●	The failure to achieve revenue expectations, including as a result of:
◦	Pricing compression for our products;
◦	Market adoption of the DOOR application;
◦	The success of the HelloTech business;

◦	The impact of elevated interest rates on potential customers, who may eliminate or delay expenditures for the products or services we offer; and
◦	Market perception of our offerings;
●	Costs of revenue and operating expenses exceeding expectations;
●	The inability to fully leverage prepaid inventory; and
●	The catastrophic loss of inventory due to theft, natural disaster or otherwise.

Due to the risks and uncertainties described above, we continue to monitor our liquidity position. We recognize the challenge of maintaining sufficient liquidity to sustain our operations. However, after giving effect to the minimum cash balance required to be maintained under the Credit Facility, notwithstanding our liquidity position as of the date of filing this Form 10-Q, and while it is difficult to predict our future liquidity requirements with certainty, we believe that our available unrestricted cash, cash equivalents, and available-for-sale securities, together with amounts available for borrowing under the Credit Facility and cash flows expected to be generated from operations, will be sufficient to fund our operating cash requirements for at least 12 months beyond the date of filing of this Form 10-Q. This assessment is based on management’s current operating plan, which contemplates continued cost discipline, inventory management and liquidity preservation measures. However, this assessment is subject to significant uncertainty, and our actual liquidity needs may differ materially from our current estimates as a result of the risks and uncertainties described above and those described under the section in our 2025 Annual Report titled “Risk Factors,” as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q. If our available resources prove insufficient to fund our operations, we may need to seek additional financing, further reduce operating costs, or take other measures to preserve liquidity. Other significant factors that affect our overall management of liquidity include certain actions controlled by management, such as capital expenditures and acquisitions. See Note 13. Debt and Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.”

In response to the risks and uncertainties described above, we may from time to time seek to refinance existing indebtedness or raise additional capital through equity or debt financing arrangements. However, we can provide no assurance we will be able to secure any outside capital in the future at all, or on terms that are acceptable. Additionally, our securities are currently traded on the OTCID Market. Because of applicable restrictions, there is a minimal public market for our securities, and our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. However, our ability to meet our debt service obligations and to fund working capital, capital expenditures, and investments in our business will depend upon our future performance and our ability to access capital markets and refinance such loans, as well as financial, business, and other factors affecting our operations, many of which are beyond our control. These factors include those described above and those described under the section in our 2025 Annual Report titled “Risk Factors,” as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q. We cannot guarantee we will generate sufficient cash flow from operations, or that future borrowings or capital markets transactions will be available, in amounts sufficient to enable us to pay our debt, refinance our existing indebtedness or to fund our other liquidity needs. We have been and are continuing to explore various cost-saving opportunities, and we intend to continue seeking opportunities to generate additional revenue through operations. We plan to continue to closely monitor our cash flow forecast and, if necessary, may implement certain incremental cost savings measures to preserve liquidity. There can be no assurance that we will be successful in our plans described above. If we are unable to effectively implement additional cost reductions, generate additional revenue or refinance existing indebtedness or raise additional capital through equity or debt financing arrangements, we may be forced to delay, reduce or eliminate some or all of our strategic operational efforts and product and service expansion, and our business, financial condition and results of operations could be materially and adversely affected.

Commitments and Contractual Obligations

We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. In February 2024, following the property management acquisitions, we entered into a three-year management advisory agreement with a partner pursuant to which the partner provides DPM with certain management and advisory services related to DPM’s property management business. Pursuant to such agreement, we were required to pay the partner $0.5 million annually.

On June 26, 2026, we entered into the Settlement Agreement, as described in Note 11. Goodwill and Intangible Assets, Net, pursuant to which the parties terminated the management advisory agreement and resolved the parties’ respective obligations thereunder. As a result, the Company has no remaining obligations under the management advisory agreement as of June 30, 2026.

Indebtedness

On July 15, 2024, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Customers Bank. Pursuant to the Loan Agreement, Customers Bank issued a term loan in the principal amount of $6.0 million (the “Loan”). The Loan Agreement, which was entered into in connection with the acquisition of HelloTech, did not result in our receipt of any loan proceeds. Interest was payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the maturity date was July 15, 2029 (the “Maturity Date”). Payments under the Loan were interest-only through January 15, 2025. Thereafter, we were required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There was no penalty for prepayment of the Loan. The fair value of the Loan was $4.6 million as of December 31, 2025. We were in compliance with the covenants under the Loan Agreement as of December 31, 2025.

Pursuant to the Loan Agreement, Customers Bank was granted security interests in substantially all of our assets, other than intellectual property, and the Loan Agreement contained customary affirmative and negative covenants, including a requirement to maintain a liquidity ratio equal to four times the outstanding principal balance.

On May 11, 2026, DOOR Systems entered into a revolving credit facility (the “Credit Facility”) with Truist Bank (the “Lender”), providing for borrowing of up to $5.0 million. The Credit Facility matures in May 2028 and bears interest at a variable rate equal to one-month term Secured Overnight Financing Rate plus 1.75% per annum. The Credit Facility requires monthly interest-only payments, with all principal due at maturity, and includes customary fees, reporting requirements and events of default.

In connection with entering into the Credit Facility, the Company borrowed approximately $4.4 million under the Credit Facility to repay all outstanding principal, accrued interest, and fees under the Loan. Upon repayment, all amounts and other obligations under the Loan Agreement were satisfied, and the Loan Agreement and all commitments thereunder were terminated and all liens and security interests previously granted in favor of Customers Bank were released subject to customary payoff documentation, including lien releases and UCC termination statements. No material early termination penalties were incurred.

The Credit Facility is governed by a promissory note (the “Promissory Note”) and related loan documents. To secure the Credit Facility, the Company is required to maintain a minimum cash balance of $5.25 million in a restricted deposit account with the Lender. Borrowing under the Credit Facility is secured by certain cash deposit accounts and/or certificates of deposit of the Company, including all funds held therein. As of June 30, 2026, this restricted cash balance is classified within other non-current assets on the accompanying Condensed Consolidated Balance Sheets and is not available for general corporate purposes. After giving effect to this restriction, our unrestricted cash, cash equivalents, and current available-for-sale securities available for working capital and general operating purposes were approximately $20.9 million as of June 30, 2026, compared to approximately $34.6 million (with no restricted cash requirements) as of December 31, 2025. In addition, as of June 30, 2026, approximately $0.6 million remained available for future borrowings under the Credit Facility.

The Promissory Note contains customary covenants and events of default, including covenants relating to:

●	delivery of periodic financial reporting to the lender;
●	maintenance of the lender’s security interest in collateral;
●	compliance with applicable sanctions, anti-corruption and other laws;
●	restrictions on certain mergers, liquidations and other fundamental transactions; and
●	use of loan proceeds for permitted business purposes.

If an event of default exists under the Promissory Note, the Lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. Events of default include, but are not limited to, the following events:

●	failure to pay any principal or interest within three business days of the due date;
●	failure to perform or otherwise comply with the covenants and obligations in the Promissory Note, subject, in certain instances, to certain grace periods;
●	bankruptcy or insolvency events involving the Company; or

●	any lien or security interest of the Lender in the collateral, or any portion thereof, terminates, fails for any reason to have the priority agreed to by the Lender on the date granted, or becomes unenforceable, unperfected or invalid for any reason.

On July 15, 2024, in a private placement concurrent with the Loan Agreement, we issued a warrant to Customers Bank to purchase 1,000,000 shares of our common stock. The warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030. This warrant remains outstanding.

Warrant Expiration and Sponsor Share Forfeiture.

On June 4, 2026, the fifth anniversary of the closing of the 2021 Business Combination, our outstanding public warrants (9,999,967 shares) and private placement warrants (5,333,334 shares), each exercisable at $11.50 per share, expired unexercised in accordance with their terms and no longer represent potential shares of our common stock. On the same date, 738,000 shares of unvested Sponsor Shares held by the Sponsor were forfeited because the applicable stock price vesting condition was not achieved prior to June 4, 2026, and such shares are no longer outstanding. Together, these events eliminated potential future dilution of approximately 16.1 million shares, or approximately 9.8% of our shares outstanding immediately prior to these events, with no cash outlay and minimal income statement impact to the Company. See Note 15. Equity, in Part I, Item 1. Financial Statements.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(8,396)	$(23,244)
Net cash (used in) provided by investing activities	(1,595)	476
Net cash used in financing activities	(532)	(556)
Effect of exchange rates on cash	227	(152)
Net change in cash, cash equivalents and restricted cash	$(10,296)	$(23,476)

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2026 decreased by $14.8 million compared to the six months ended June 30, 2025. The decrease was primarily attributable to a $7.6 million reduction in cash payments related to litigation settlements, a $5.7 million improvement in net loss adjusted for non-cash items, a $1.8 million favorable change in accounts receivable, a $1.7 million favorable change in deferred revenue, a $1.6 million reduction in cash payments for accrued audit fees, a $1.0 million reduction in inventory purchases and prepayments, and a $1.0 million decrease in prepaid expenses and other current assets related to the sale of the investment in private company. These favorable changes were partially offset by a $3.2 million payment of investment payables related to the settlement of investment purchases, a $1.7 million unfavorable change in unbilled receivables, and a $0.6 million unfavorable change in other non-current assets. Management continues to focus on cost discipline, inventory management and liquidity preservation as it seeks to reduce operating cash usage.

Investing Activities. Net cash used in investing activities increased by $2.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Cash flows from investing activities primarily consist of the net purchases and sales of available-for-sale securities. The increase was primarily attributable to a $7.7 million decrease in proceeds from sales and maturities of available-for-sale securities, partially offset by a $4.3 million decrease in purchases of available-for-sale securities and $1.7 million of cash proceeds received from the sale of an investment in a private company.

Financing Activities. For the six months ended June 30, 2026, net cash used in financing activities remained relatively flat compared to the six months ended June 30, 2025. Financing activities in the current period primarily consisted of $4.2 million of Loan Agreement repayments, substantially offset by $4.4 million of proceeds from our Credit Facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2026 and December 31, 2025 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

As a result of the accounting, financial reporting and internal control deficiencies identified by the Investigation and their material impact on the Company’s previously issued financial statements and related disclosures, the Audit Committee determined that the Company’s financial statements for 2019, 2020, 2021 and the first quarter of 2022 should be restated. Following the Investigation, the Company conducted a comprehensive review of its previously issued financial statements and, in its Annual Report on Form 10-K for the year ended December 31, 2022, restated those financial statements to correct the identified errors.

As further detailed below, the Company identified material weaknesses in its internal control over financial reporting related to deficiencies in the control environment, risk assessment, control activities, information and communication, and monitoring activities. These deficiencies contributed to errors in the Company’s accounting and financial reporting processes, including matters affecting: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, (v) stock-based compensation; and (vi) errors in certain key performance indicators, including “bookings” and related metrics.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 because of material weaknesses in our internal control over financial reporting, as described below.

Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to June 30, 2026, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Management has implemented and continues to implement remediation measures designed to address these deficiencies and strengthen the Company’s overall control environment. However, as of June 30, 2026, the material weaknesses have not yet been fully remediated. Remediation efforts remain ongoing, and the related controls must operate for a sufficient period of time and be subject to validation through testing before management can conclude that any control is operating effectively.

The material weaknesses described below reflect management’s current assessment of the underlying deficiencies within the Company’s internal control framework.

Material Weaknesses in Internal Control Over Financial Reporting

Management identified material weaknesses in ICFR as of June 30, 2026, related to deficiencies in all five components of the COSO Framework, as described below.

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

Risk Assessment. Management did not design and implement an effective risk assessment and identified a material weakness relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives; and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities: The Company did not design and implement effective control activities and identified the following material weaknesses:

–

Revenue Recognition Controls: The Company did not design or maintain certain control activities to respond to potential risks of material misstatement of revenue. In particular, management failed to: (i) ensure that relevant terms sales representatives had negotiated with customers were identified and communicated to the accounting department, resulting in a failure to properly account for such terms, (ii) fully consider the impact of certain terms of sales agreements on the amount and timing of revenue to be recognized; and (iii) identify and account for extended payment terms.

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

–

Financial Reporting Close Controls: Management further identified ineffective design and operation of certain control activities. Control deficiencies, which aggregate to a material weakness, occurred within the following areas: order to cash, inventory, financial close, sales commissions, procure-to-pay, capitalized software and information and technology general controls.

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

Status of Remediation of the Material Weaknesses

Management, with oversight from the Audit Committee of the Board of Directors, continues to devote significant time, attention and resources to the remediation of the remaining material weaknesses and to strengthening the Company’s internal control over financial reporting. In the interim, management has implemented additional mitigating procedures and deployed additional resources, to help ensure that the consolidated financial statements and related financial information included in this Form 10-Q are fairly presented, in all material respects, in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2026, will not materially affect our condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in the 2025 Annual Report filed with the SEC on March 31, 2026, titled “Risk Factors.” Except as set forth below, there have been no material changes to the risk factors disclosed therein.

Our restructuring activities, including our workforce reduction and exit from the property management business, may not achieve the anticipated benefits and could adversely affect our business.

We have undertaken restructuring activities, including the Restructuring Plan, intended to reduce operating expenses and strengthen our financial position. These activities include a reduction in our workforce and our planned exit from the DPM property management business. We may not realize the anticipated cost savings, operational efficiencies or other benefits of these actions within the expected timeframe or at all, and the costs of implementing the restructuring may exceed our estimates. The restructuring may also result in the loss of institutional knowledge and key personnel, difficulty retaining or recruiting employees, reduced employee morale, disruptions to customer service and business operations, and delays in executing our strategic priorities and product development plans. In addition, our remaining employees may be required to assume increased responsibilities, which could adversely affect productivity and increase operational risk. If we are unable to successfully manage the restructuring and transition out of the property management business, or if we undertake additional restructuring actions, our business, financial condition and results of operations could be adversely affected.

The settlement in principle with the SEC Staff remains subject to Commission approval, and there is no assurance it will be approved on the agreed terms or at all.

We have reached a settlement in principle with the Staff of the SEC to resolve the previously disclosed SEC Investigation, pursuant to which we would pay a civil monetary penalty of $1.0 million in four quarterly installments. We have recorded a $1.0 million liability for this amount as of June 30, 2026. However, the settlement in principle is subject to final documentation and approval by the Commission, and there can be no assurance that the Commission will approve the settlement on the terms agreed with the Staff, or at all. If the Commission does not approve the settlement as agreed, we may be required to renegotiate its terms, which could result in a larger penalty or other remedies, or the matter could proceed to litigation or further proceedings, any of which could result in additional costs, could require us to record additional liabilities in excess of amounts currently accrued, and could divert management’s time and attention. Unless and until the Commission approves the settlement, the SEC Investigation remains unresolved, and we cannot predict the timing of any final resolution.

Our Credit Facility requires us to maintain a minimum restricted cash balance, which reduces the cash available to fund our operations.

In connection with our Credit Facility with Truist Bank, entered into on May 11, 2026, we are required to maintain a minimum cash balance of $5.25 million in a restricted deposit account with the lender. This restricted cash is not available to fund our working capital, operating expenses or other general corporate purposes, and reduces our near-term liquidity relative to our total cash and investment balances reported on our balance sheet. If our unrestricted liquidity declines, this requirement could constrain our ability to fund operations or meet other obligations as they come due.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended June 30, 2026 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Entry into a Material Definitive Agreement

On May 11, 2026, DOOR Systems entered into the Credit Facility with the Lender, providing for borrowing of up to $5.0 million. The Credit Facility matures in May 2028, and bears interest at a variable rate equal to one-month term Secured Overnight Financing Rate plus 1.75% per annum. The Credit Facility requires monthly interest-only payments, with all principal due at maturity, and includes customary fees, reporting requirements and events of default.

The Credit Facility is governed by the Promissory Note and related loan documents. To secure the Credit Facility, the Company is required to maintain a minimum cash balance of $5.25 million in a restricted deposit account with the Lender. Borrowing under the Credit Facility is secured by certain cash deposit accounts and/or certificates of deposit of the Company, including all funds held therein.

The Promissory Note contains customary covenants and events of default, including covenants relating to:

●	delivery of periodic financial reporting to the lender;
●	maintenance of the lender’s security interest in collateral;
●	compliance with applicable sanctions, anti-corruption and other laws;
●	restrictions on certain mergers, liquidations and other fundamental transactions; and
●	use of loan proceeds for permitted business purposes.

If an event of default exists under the Promissory Note, the Lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. Events of default include, but are not limited to, the following events:

●	failure to pay any principal or interest within three business days of the due date;
●	failure to perform or otherwise comply with the covenants and obligations in the Promissory Note, subject, in certain instances, to certain grace periods;
●	bankruptcy or insolvency events involving the Company; or
●	any lien or security interest of the Lender in the collateral, or any portion thereof, terminates, fails for any reason to have the priority agreed to by the Lender on the date granted, or becomes unenforceable, unperfected or invalid for any reason.

The foregoing description of the Credit Facility and the Promissory Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Promissory Note, which is incorporated by reference as Exhibit 10.3 to this Form 10-Q.

Termination of a Material Definitive Agreement

On May 11, 2026, in connection with entering into the Credit Facility, the Company borrowed approximately $4.4 million under the Credit Facility to repay all outstanding principal, accrued interest, and fees under the Loan. Upon repayment, all amounts and other obligations under the Loan Agreement were satisfied, and the Loan Agreement and all commitments thereunder were terminated and all liens and security interests previously granted in favor of Customers Bank were released subject to customary payoff documentation, including lien releases and UCC termination statements. No material early termination penalties were incurred.

The above information was previously disclosed as a subsequent event in Note 22. Subsequent Events, to the condensed consolidated financial statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed on May 15, 2026. It is separately captioned under this Item 5 because the transaction was entered into during the fiscal quarter covered by this Form 10-Q.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
10.1†	Employment Agreement, dated as of April 10, 2026, by and between Latch and James Malone.	10-Q	10.1	5/15/2026
10.2†	Employment Agreement, dated as of April 13, 2026, by and between Latch and Ryan Salmons.	10-Q	10.2	5/15/2026
10.3	Form of Promissory Note.	10-Q	10.3	5/15/2026
10.4	Form of Restricted Stock Unit Grant Notice and Agreement.	8-K	10.1	6/17/2026
10.5	Form of Stock Option Grant Notice and Agreement.	8-K	10.2	6/17/2026
10.6	Form of Common Stock Grant Notice and Agreement.	8-K	10.3	6/17/2026
10.7†	Restricted Stock Unit Grant Notice and Agreement, dated as of June 12, 2026, by and between Latch, Inc. and Dave Lillis.	8-K	10.4	6/17/2026
10.8†	Restricted Stock Unit Grant Notice and Agreement, dated as of June 12, 2026, by and between Latch, Inc. and Jeff Mayfield.	8-K	10.5	6/17/2026
10.9†	Restricted Stock Unit Grant Notice and Agreement, dated as of June 12, 2026, by and between Latch, Inc. and Ryan Salmons.	8-K	10.6	6/17/2026
10.10†	Separation Agreement, effective as of July 28, 2026, by and between Latch, Inc. and James Malone (filed herewith).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ David Lillis
David Lillis
Chief Executive Officer

August 10, 2026

By:	/s/ Jeff Mayfield
Jeff Mayfield
Chief Financial Officer

August 10, 2026