Form 10-Q
period 2026-09-30
Latch, Inc.
filed 2026-11-12
CIK 1826000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 166,595,035 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Because of the cease-and-desist order entered by the SEC (as defined below) on October 1, 2026, the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is not available to us for three years from that date. All statements other than statements of historical facts contained in this Form 10-Q, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”), titled “Risk Factors,” as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	our ability to remediate the material weaknesses we identified in our internal control over financial reporting or other findings in the Company’s 2022-2023 internal investigation, and the timing of such remediation;
●	the performance of our common stock, particularly given the limited liquidity and depressed trading prices of our common stock, which is trading on OTC Markets Group Inc.’s OTCID Basic Market (the “OTCID Market”), and may not be listed on the OTCQX or OTCQB markets or a national securities exchange;
●	our ability to implement the governance reforms required under the settlement of the Derivative Actions (as defined below) and developments in other legal proceedings;
●	regulatory disputes and governmental inquiries, including our ability to pay the civil monetary penalty and otherwise comply with the terms of our settlement of the SEC Investigation (as defined below), and related effects of our settlement with the SEC;
●	privacy and data protection laws, privacy or data breaches, or the loss of data;
●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	increases in component costs, long lead times, supply shortages and other disruptions to our supply chain;
●	delays in construction timelines at our customers’ building sites;
●	any defects in new products or enhancements to existing products;
●	our ability to continue to develop new products, services and innovations to meet constantly evolving customer demands;
●	our ability to hire, retain, manage and motivate employees, including key personnel;
●	the impact of workforce reductions, including the Restructuring Plan (as defined below), on our business, financial condition and results of operations, and our ability to realize the anticipated cost savings and operations efficiencies from such initiatives;
●	the impact of the divestiture of our property management business, including our ability to successfully manage the associated transition and any retained liabilities or post-closing obligations, and realize the anticipated benefits of the divestiture;
●	our ability to improve operating and financial results and attain profitability;
●	our ability to maintain the minimum restricted cash balance and satisfy the other requirements of our Credit Facility (as defined below);
●	compliance with laws and regulations applicable to our business;
●	the impact of macroeconomic conditions on our business, our suppliers and our existing and potential customers;
●	our ability to upgrade and maintain our information technology systems;
●	our ability to create, acquire and protect intellectual property;

●	our ability to successfully identify, complete, integrate and realize synergies from acquisitions, including the ability to retain key personnel from such acquisitions; and
●	the potential adverse impact of any future acquisitions, including the potential increase in risks already existing in our operations, poor performance or decline in value of acquired businesses and unexpected costs or liabilities that may arise.

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

Latch, Inc. and Subsidiaries

Form 10-Q

Part I - Financial Information

Item 1. Financial Statements

Latch, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$17,620	$34,620
Accounts receivable, net	8,210	7,960
Inventories, net current	12,747	15,258
Prepaid expenses and other current assets	5,943	7,098
Total current assets	44,520	64,936
Property and equipment, net	838	835
Internally-developed software, net	7,256	8,382
Inventories, net non-current	10,238	12,080
Goodwill	—	13,605
Intangible assets, net	1,796	2,297
Other non-current assets	9,504	4,667
Total assets	$74,152	$106,802
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,241	$4,447
Current portion of long-term debt	—	1,314
Accrued expenses	11,083	10,458
Deferred revenue, current	12,439	11,237
Other current liabilities	860	790
Total current liabilities	29,623	28,246
Deferred revenue, non-current	11,970	15,138
Long-term debt	5,000	3,330
Other non-current liabilities	1,961	2,077
Total liabilities	48,554	48,791
Commitments and contingencies (see Note 14)
Stockholders’ equity
Common stock - $0.0001 par value, 1,000,000,000 shares authorized; 166,595,035 and 163,519,801 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively⁽¹⁾	19	19
Treasury stock	(1)	(1)
Additional paid-in capital	771,269	770,423
Accumulated other comprehensive income	102	39
Accumulated deficit	(745,791)	(712,469)
Total stockholders’ equity	25,598	58,011
Total liabilities and stockholders’ equity	$74,152	$106,802
(1)	On June 4, 2026, the 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. (the “Sponsor”) related to the 2021 business combination (the “2021 Business Combination” and such shares, the “Sponsor Shares”) were forfeited and cancelled pursuant to the Sponsor Agreement dated January 24, 2021. Accordingly, such shares are no longer outstanding as of September 30, 2026. Shares issued and outstanding as of December 31, 2025 exclude the unvested Sponsor Shares held by the Sponsor.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Hardware	$3,101	$5,146	$10,902	$15,099
Software	6,344	5,370	18,611	15,773
Professional services	4,695	6,910	15,944	21,383
Total revenue	14,140	17,426	45,457	52,255
Cost of revenue⁽¹⁾
Hardware	2,489	3,927	9,047	11,380
Software	479	502	1,610	1,556
Professional services	3,365	5,279	11,115	15,926
Total cost of revenue	6,333	9,708	21,772	28,862
Operating expenses
Research and development	4,861	3,759	12,710	13,846
Sales and marketing	3,993	3,995	12,071	11,722
General and administrative	4,475	5,019	15,156	18,646
Depreciation and amortization	1,072	1,271	3,100	4,113
Impairment of goodwill	13,605	—	13,605	—
Total operating expenses	28,006	14,044	56,642	48,327
Loss from operations	(20,199)	(6,326)	(32,957)	(24,934)
Other expense, net
Loss on extinguishment of debt	—	—	(120)	—
Interest expense, net	(254)	(251)	(883)	(785)
Realized gain on investments	2	—	767	—
Change in fair value of warrant liability	3	31	(20)	(38)
Other (expense) income, net	(36)	(36)	(109)	76
Total other expense, net	(285)	(256)	(365)	(747)
Loss before income taxes	(20,484)	(6,582)	(33,322)	(25,681)
Provision for income taxes	—	—	—	—
Net loss	$(20,484)	$(6,582)	$(33,322)	$(25,681)
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	—	—	(4)	(16)
Foreign currency translation adjustment	23	32	67	21
Comprehensive loss	$(20,461)	$(6,550)	$(33,259)	$(25,676)
Net loss per common share:
Basic and diluted net loss per common share	$(0.13)	$(0.04)	$(0.21)	$(0.16)
Weighted average shares outstanding:
Basic and diluted	162,277,213	160,435,461	161,331,194	160,375,254
(1)	Exclusive of depreciation and amortization shown in operating expenses.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands)

			Additional	Treasury	Accumulated		Total
	Common Stock(1)		Paid-In	Stock	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Amount	Income (Loss)	Deficit	Equity
January 1, 2025	164,087	$19	$769,866	$(1)	$21	$(658,722)	$111,183
Stock-based compensation	—	—	247	—	—	—	247
Foreign currency translation adjustment	—	—	—	—	4	—	4
Unrealized loss on available-for-sale securities	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(11,250)	(11,250)
March 31, 2025	164,087	19	770,113	(1)	11	(669,972)	100,170
Stock-based compensation	—	—	(46)	—	—	—	(46)
Foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Unrealized loss on available-for-sale securities	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(7,849)	(7,849)
June 30, 2025	164,087	19	770,067	(1)	(6)	(677,821)	92,258
Foreign currency translation adjustment	—	—	—	—	32	—	32
Stock-based compensation	—	—	171	—	—	—	171
Net loss	—	—	—	—	—	(6,582)	(6,582)
September 30, 2025	164,087	$19	$770,238	$(1)	$26	$(684,403)	$85,879
(1)	Shares issued and outstanding exclude 738,000 Sponsor Shares subject to vesting requirements.

See accompanying notes to the condensed consolidated financial statements.

			Additional	Treasury	Accumulated		Total
	Common Stock(1)		Paid-In	Stock	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Amount	Income (Loss)	Deficit	Equity
January 1, 2026	164,087	$19	$770,423	$(1)	$39	$(712,469)	$58,011
Stock-based compensation	—	—	155	—	—	—	155
Foreign currency translation adjustment	—	—	—	—	33	—	33
Unrealized loss on available-for-sale securities	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(5,938)	(5,938)
March 31, 2026	164,087	19	770,578	(1)	69	(718,407)	52,258
Issuance of common stock upon settlement of restricted stock units	1,926	—	—	—	—	—	—
Tax withholdings on settlement of equity awards	(585)	—	(116)	—	—	—	(116)
Foreign currency translation adjustment	—	—	—	—	11	—	11
Stock-based compensation	—	—	518	—	—	—	518
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(6,900)	(6,900)
June 30, 2026	165,428	19	770,980	(1)	79	(725,307)	45,770
Issuance of common stock upon settlement of restricted stock units	2,526	—	—	—	—	—	—
Tax withholdings on settlement of equity awards	(792)	—	(143)	—	—	—	(143)
Foreign currency translation adjustment	—	—	—	—	23	—	23
Stock-based compensation	—	—	432	—	—	—	432
Net loss	—	—	—	—	—	(20,484)	(20,484)
September 30, 2026	167,162	$19	$771,269	$(1)	$102	$(745,791)	$25,598
(1)	Shares issued and outstanding exclude 738,000 unvested Sponsor Shares held by the Sponsor as of January 1, 2026 and March 31, 2026; such shares were forfeited and cancelled on June 4, 2026, and accordingly, are no longer outstanding as of September 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

Latch, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(33,322)	$(25,681)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,100	4,113
Non-cash interest income	(11)	(149)
Extinguishment of debt	120	—
Change in fair value of warrant liability	20	38
Realized gain on equity investment	(765)	—
Unrealized income on marketable securities	(4)	(14)
Loss on derecognition of intangible assets	251	—
Impairment loss on goodwill	13,605	—
Provision for expected credit losses, net of recoveries	606	87
Provision for expected credit losses on contract assets	(7)	(12)
Stock-based compensation expense	1,096	368
Changes in assets and liabilities
Accounts receivable	(856)	1,859
Inventories, net	4,353	722
Prepaid expenses and other current assets	217	18,280
Other non-current assets	443	904
Accounts payable	789	(827)
Accrued expenses	636	(22,155)
Deferred revenue	(1,966)	(5,225)
Other current liabilities	70	(362)
Other non-current liabilities	(136)	(85)
Net cash used in operating activities	(11,761)	(28,139)
Investing activities
Purchase of available-for-sale securities	(2,357)	(6,656)
Proceeds from sales and maturities of available-for-sale securities	2,381	10,257
Proceeds from sale of investment in private company	1,719	—
Purchase of property and equipment	(96)	(74)
Capitalized internally-developed software	(1,622)	(1,997)
Net cash provided by investing activities	25	1,530
Financing activities
Repayment of term loan	(4,777)	(889)
Proceeds from revolving credit facility	5,000	—
Tax withholdings on settlement of equity awards	(259)	—
Net cash used in financing activities	(36)	(889)
Effect of exchange rate on cash	74	(129)
Net change in cash, cash equivalents and restricted cash	(11,698)	(27,627)
Cash, cash equivalents and restricted cash
Beginning of period	34,620	70,203
End of period	$22,922	$42,576
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation to internally developed software	$9	$4

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$17,620	$34,620
Restricted cash included in other non-current assets	5,302	—
Total cash, cash equivalents and restricted cash	$22,922	$34,620

3.SEGMENT REPORTING

As of September 30, 2026, the Company had one operating and reportable segment, as it reports financial information on an aggregate and consolidated basis. The Company’s chief operating decision maker (“CODM”) as of such date was the Chief Executive Officer. The CODM reviews results to assess performance, make decisions and allocate the Company’s operating and capital resources as a whole, on a consolidated basis. All of the Company’s revenue is attributable to one operating segment. The CODM does not distinguish among the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly. In addition, the CODM reviews the expense categories presented on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss to manage the Company’s operations. The measure of segment assets is reported on the accompanying Condensed Consolidated Balance Sheets as total assets.

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025 reflect the one reportable segment.

Geographic Information

A summary of revenues by geographic information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$14,028	$17,357	$44,328	$51,882
Canada	112	69	1,129	373
Total	$14,140	$17,426	$45,457	$52,255

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

(in thousands, except share and per share data)

4.REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services provided and the related timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Point-in-time revenue:
Hardware	$3,101	$5,146	$10,902	$15,099
Total point-in-time revenue	3,101	5,146	10,902	15,099
Period-of-time revenue:
Software	6,344	5,370	18,611	15,773
Hardware installation and activation services	265	2,095	3,121	6,938
HelloTech services	4,123	3,833	11,078	11,390
Property management services	307	980	1,743	3,048
Other	—	2	2	7
Total period-of-time revenue	11,039	12,280	34,555	37,156
Total revenue	$14,140	$17,426	$45,457	$52,255

The Company records a reserve as a component of cost of hardware revenue based on historical costs of replacement units for returns of defective products. For the three and nine months ended September 30, 2026, the reserve recorded for hardware warranties was approximately 3% and 3%, respectively, of cost of hardware revenue. For the three and nine months ended September 30, 2025, the reserve recorded for hardware warranties was approximately 2% and 3%, respectively, of cost of hardware revenue. The Company also provides certain customers a right of return for non-defective product, which is treated as a reduction of hardware revenue based on the Company’s expectations and historical experience. For the three and nine months ended September 30, 2026, the allowance for returns resulted in a recovery of revenue by $0.2 million and $0.1 million, respectively. For the three and nine months ended September 30, 2025, the allowance for returns resulted in a recovery of revenue by $0.2 million and $0.1 million, respectively.

The Company generates software revenue primarily through the license of its software-as-a-service (“SaaS”) cloud-based platform to customers on a subscription-based arrangement, as well as from the resale of third-party software in connection with services provided by the Company’s HelloTech, Inc. (“HelloTech”) business. Subscription fees vary depending on the features selected by customers as well as the term. SaaS arrangements generally have term lengths of one, two, five or ten years and include a fixed fee generally paid in advance, annually or monthly. When significant discounts are provided to customers on the longer-term software contracts paid in advance, the Company has determined that there is a significant financing component related to the time value of money and therefore has recorded the discount as interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The interest expense related to the significant financing component is recorded using the effective interest method, which has higher interest expense at inception and declines over time to match the underlying economics of the transaction. The amount of interest expense related to this component was $0.4 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Deferred Contract Costs

The following table represents a roll-forward of the Company’s deferred contract costs:

Balance as of January 1, 2026	$2,690
Additions to deferred contract costs	—
Amortization of deferred contract costs	(321)
Balance as of September 30, 2026	$2,369

5.ACCOUNTS RECEIVABLE, NET AND CONTRACT BALANCES

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset.

Accounts Receivable, Net

The opening and closing balances of accounts receivable, net is as follows:

	September 30, 2026	December 31, 2025
Balance at beginning of the year	$7,960	$9,864
Ending balance	8,210	7,960
Change	$250	$(1,904)

The Company recognizes an accounts receivable allowance based on estimates of expected credit losses. The following table represents a roll-forward of the Company’s allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance as of beginning of period	$90	$119	$117	$96
Provision for expected credit losses	495	123	605	335
Recoveries, net	1	(81)	1	(248)
Write-offs charged against the allowance	(63)	(69)	(200)	(91)
Balance as of end of period	$523	$92	$523	$92

Contract Balances

The opening and closing balances of contract assets (unbilled receivables) are as follows:

	September 30, 2026	December 31, 2025
Balance at beginning of the year	$2,009	$4,074
Ending balance	1,728	2,009
Change	$(281)	$(2,065)

The difference between the opening and closing balances of the Company’s contract assets (unbilled receivables) primarily results from timing differences between the Company’s performance and the customer’s payment as well as the number of active installation projects.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

The opening and closing balances of contract liabilities (deferred revenue) were as follows:

	September 30, 2026	December 31, 2025
Balance at beginning of the year	$26,375	$33,182
Ending balance	24,409	26,375
Change	$(1,966)	$(6,807)

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

The Company recognized $2.6 million and $11.0 million of prior year deferred software revenue during the three and nine months ended September 30, 2026, respectively and $3.3 million and $11.6 million of prior year deferred software revenue during the three and nine months ended September 30, 2025, respectively.

The contract liabilities (deferred revenue) consisted of the following amounts that will be recorded as revenue, net of the discount:

	September 30, 2026	December 31, 2025
Revenue	$13,645	$12,879
Interest expense	(1,206)	(1,642)
Total current deferred revenue	$12,439	$11,237

Revenue	$14,153	$18,183
Interest expense	(2,183)	(3,045)
Total non-current deferred revenue	$11,970	$15,138

Remaining performance obligations represent contracted revenue that has not yet been recognized, including amounts invoiced and recorded as deferred revenue and amounts under contract but not yet invoiced. As of September 30, 2026, the aggregate transaction price allocated to remaining performance obligations was approximately $44.6 million, of which $27.8 million relates to amounts invoiced and recorded as deferred revenue of $24.4 million, net of $3.4 million of unaccreted significant financing component, and the remaining $16.8 million represents contracted amounts that had not yet been invoiced. The Company expects to recognize approximately 33.9% of the remaining performance obligations as revenue during the next 12 months and substantially all of the remainder of the deferred revenue over the following nine years, as the related subscription and service terms are satisfied.

The Company applies the practical expedients in Accounting Standards Codification (“ASC”) 606-10-50-14 and does not disclose amounts allocated to remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) performance obligations for which the Company recognizes revenue in the amount to which it has the right to invoice. In addition, in accordance with ASC 606-10-50-14A, the Company excludes variable consideration allocated to wholly unsatisfied performance obligations.

6.INVESTMENTS

Available-for-Sale Securities (Marketable Securities)

The Company did not hold any available-for-sale securities as of September 30, 2026 and December 31, 2025, and, accordingly, no allowance for credit losses was recorded.

For the three and nine months ended September 30, 2026, the Company received $1.8 million and $2.4 million of proceeds from maturities and call redemptions. The Company received $2.0 million and $10.3 million of proceeds from maturities

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

and call redemptions for the three and nine months ended September 30, 2025. Gains and losses are determined using the specific identification method, whereby realized gains and losses are calculated based on the historical cost of the specific available-for-sale securities sold, matured or redeemed.

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

Prior to the acquisition, the investment did not have a readily determinable fair value and was accounted for under the measurement alternative in accordance with ASC 321, Equity Securities. Accordingly, the investment was carried at cost, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer, less any impairment. See Note 7. Fair Value Measurements and Concentrations of Credit Risk.

7.FAIR VALUE MEASUREMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company primarily invests its excess cash in low-risk, highly liquid U.S. Treasury securities and money market funds with major financial institutions.

Fair Value Measurements

The Company’s financial assets that are measured at fair value on a recurring basis are summarized as follows:

	As of September 30, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Cash	$2,566	$—	$—	$2,566
Money market funds and other cash equivalents	5,521	9,533	—	15,054
Total cash and cash equivalents	8,087	9,533	—	17,620
Restricted cash included in other non-current assets	5,302	—	—	5,302
Total assets	$13,389	$9,533	$—	$22,922

Liabilities
Warrant liability	$—	$32	$—	$32
Total liabilities	$—	$32	$—	$32

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

During the three and nine months ended September 30, 2026, there were no transfers of financial assets between Level 1 and Level 2. There were no transfers of Level 3 instruments during the three and nine months ended September 30, 2026.

Nonrecurring Fair Value Measurements

During the three months ended September 30, 2026, the Company measured the fair value of its reporting unit in connection with an interim goodwill impairment test. The fair value measurement was classified within Level 3 of the fair value hierarchy because it was determined using significant unobservable inputs.

The fair value of the reporting unit was estimated using a discounted cash flow analysis based on management’s estimates of future cash flows and a risk-adjusted discount rate. As a result of the impairment test, the Company recognized a goodwill impairment charge of approximately $13.6 million during the three and nine months ended September 30, 2026. See Note 11. Goodwill and Intangible Assets, Net.

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

For the three and nine months ended September 30, 2026, the Company had one customer that accounted for $1.8 million and $10.3 million, or 13% and 23%, of total revenue, respectively. For the three and nine months ended September 30, 2025, one customer accounted for $5.5 million and $17.0 million, or 32% and 32%, of total revenue, respectively. As of September 30, 2026, the Company had one customer that accounted for $1.5 million, or 17%, of gross accounts receivable, compared to $3.9 million, or 47%, as of December 31, 2025. As of September 30, 2026, the Company had one customer that accounted for $0.6 million, or 37%, of gross unbilled receivables and a second customer that accounted for $0.2 million, or 10%, of gross unbilled receivables. As of December 31, 2025, one customer accounted for $0.7 million, or 36%, of gross unbilled receivables.

8.INVENTORIES, NET

Inventories, net consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$2,686	$4,324
Finished goods	10,061	10,934
Total current inventories, net	12,747	15,258
Finished goods, non-current, net	10,238	12,080
Total inventories, net	$22,985	$27,338

The total excess and obsolete inventory reserve as of September 30, 2026 and December 31, 2025 was $10.7 million and $10.9 million, respectively. The Company did not record significant additional provisions to its inventory reserve during the three months ended September 30, 2026; the reserve decreased on a net basis by $0.3 million during the period from the sale and disposition of previously reserved items to third parties. During the nine months ended September 30, 2026, the Company recognized an increase of $0.9 million of its inventory reserve from the additional provision recorded during the period to reflect updated net realizable value estimates for slow-moving inventory components partially offset by the decreases of $1.2 million from sale and disposition of previously reserved items to third parties. During the three and nine months ended September 30, 2025, the Company recognized increases in its inventory reserve of zero and $0.3 million, respectively, from additional provisions recorded during the periods, and decreases of $0.3 million and $1.6 million, respectively, from the sale and disposition of previously reserved items to third parties.

9.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid inventory	$1,965	$2,070
Unbilled receivables, net	1,728	2,009
Investment in private company	—	954
Prepaid capitalized incentives	437	437
Prepaid installation payments	40	150
Insurance receivable	40	82
Other prepaid expenses and other current assets	1,733	1,396
Total prepaid expenses and other current assets	$5,943	$7,098

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

10.INTERNALLY-DEVELOPED SOFTWARE, NET

Internally-developed software, net consisted of the following:

	September 30, 2026	December 31, 2025
Internally-developed software	$31,500	$29,085
Software-in-development	1,187	1,971
Less: accumulated amortization	(25,431)	(22,674)
Total internally-developed software, net	$7,256	$8,382

The Company capitalized $0.1 million and $1.6 million in internally-developed software during the three and nine months ended September 30, 2026, respectively and $0.9 million and $2.0 million in internally-developed software during the three and nine months ended September 30, 2025, respectively. Capitalized costs associated with software-in-development are not amortized until the related assets are put into service, and capitalized amounts are presented net of costs related to discontinued projects.

Total amortization expense related to internally-developed software for the three and nine months ended September 30, 2026 was $1.0 million and $2.8 million, respectively, and $1.1 million and $3.7 million for the three and nine months ended September 30, 2025, respectively.

11.GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table represents a roll-forward of goodwill:

	September 30, 2026	December 31, 2025
Balance, beginning of period	$13,605	$30,205
Impairment	(13,605)	(16,600)
Balance, end of period	$—	$13,605

During the third quarter of 2026, the Company identified certain events and circumstances indicating that it was more likely than not that the fair value of the reporting unit was below its carrying amount. These factors included lower hardware revenue, installation revenue, and reductions in and delays to certain customer deployments, which contributed to lower forecasted revenue and long-term operating performance compared with the forecasts used in the December 31, 2025 annual goodwill impairment test. Accordingly, the Company performed an interim quantitative goodwill impairment test as of September 30, 2026.

The Company estimated the fair value of the reporting unit using a discounted cash flow analysis that resulted in an estimated business enterprise value of approximately $6.7 million. After adjusting for the estimated cash, cash equivalents and restricted cash of approximately $22.9 million and debt of approximately $5.0 million, the estimated fair value of the reporting unit was approximately $24.6 million.

The estimated fair value was less than the carrying amount of the reporting unit by approximately $14.6 million. Because the excess of the carrying amount over estimated fair value exceeded the remaining carrying amount of goodwill, the Company recognized a goodwill impairment charge of approximately $13.6 million for the three and nine months ended September 30, 2026, representing the entire remaining goodwill balance. The impairment reflects the market-participant assumptions used in the required fair value assessment, which differ from the assumptions in the Company’s internal operating plan. The impairment charge was recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Following the impairment, no goodwill remained on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2026.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

No goodwill impairment charges were recorded during the three and nine months ended September 30, 2025.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Domain names	$2,034	$(975)	$1,059
Developed technology	600	(135)	465
Customer relationships	300	(41)	259
Patents	37	(24)	13
Licenses	4	(4)	—
Total	$2,975	$(1,179)	$1,796

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Domain names	$2,034	$(797)	$1,237
Developed technology	600	(90)	510
Customer relationships	595	(64)	531
Patents	37	(22)	15
Non-compete	10	(6)	4
Licenses	4	(4)	—
Total	$3,280	$(983)	$2,297

Total amortization expense related to intangible assets was $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

The estimated useful life of the intangible assets is as follows:

Useful life in years
Developed technology	10
Domain names	3 - 13
Customer relationships	15 - 20
Patents	12
Non-compete	3
Licenses	5

In connection with the acquisition of the property management business, DOOR Property Management, LLC (“DPM”), a wholly owned subsidiary of the Company, entered into a management advisory agreement (the “Management Advisory Agreement”) under which the sellers provided operational management and business development services for the property management business. On June 26, 2026, DPM entered into a settlement agreement (the “Settlement Agreement”) with the counterparties to terminate the Management Advisory Agreement and assign certain property management agreements to the counterparties for nominal consideration.

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

In connection with the interim goodwill impairment test performed as of September 30, 2026, the Company evaluated its intangible assets for recoverability and determined that their carrying amounts were recoverable. There was no intangible asset impairment expense, other than the loss on derecognition described above, recorded in the three and nine months ended September 30, 2026 and 2025.

12.ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accrued litigation costs	$7,815	$7,279
Accrued compensation	591	549
Accrued purchases	9	246
Accrued audit fees	—	207
Accrued warranties	80	72
Accrued restructuring costs	767	—
Other accrued expenses	1,821	2,105
Total accrued expenses	$11,083	$10,458

As of September 30, 2026 and December 31, 2025, accrued litigation costs primarily included $6.8 million related to a service provider demand. See Note 14. Commitments and Contingencies for definitions and further discussion of such matters.

13.DEBT

A summary of the Company’s debt is as follows:

	September 30, 2026	December 31, 2025
Credit facility	$5,000	$—
Term loan	—	4,644
Total debt	5,000	4,644
Less: Current portion of long-term debt	—	(1,314)
Total long-term debt	$5,000	$3,330

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

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Pursuant to the Loan Agreement, Customers Bank was granted a security interest in substantially all of the Company’s assets, other than intellectual property, and the Loan Agreement contained customary affirmative and negative covenants, including a requirement to maintain a liquidity ratio equal to four times the outstanding principal balance.

The Loan was repaid in full and the Loan Agreement was terminated on May 11, 2026, in connection with the Company’s entry into the Credit Facility, as described below. The Company was in compliance with the covenants under the Loan Agreement at all times through May 11, 2026. Upon repayment, all amounts and other obligations under the Loan Agreement were satisfied, and the Loan Agreement and all commitments thereunder were terminated. No material early termination penalties were incurred. In connection with the repayment, the Company wrote off $0.1 million of unamortized debt issuance costs related to the Loan, which was recognized as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026.

In connection with the termination of the Loan Agreement, liens and security interests previously granted in favor of Customers Bank were released, subject to customary payoff documentation, including lien releases and UCC termination statements.

Credit Facility

On May 11, 2026, DOOR Systems entered into a revolving credit facility (the “Credit Facility”) with Truist Bank (the “Lender”), providing for borrowings of up to $5.0 million. The Credit Facility matures in May 2028 and bears interest at a variable rate equal to the one-month term Secured Overnight Financing Rate plus 1.75% per annum. The Credit Facility requires monthly interest-only payments, with all principal due at maturity, and includes customary fees, reporting requirements, and events of default. As of September 30, 2026, future principal payments on the Company’s outstanding debt of $5.0 million are due in the year ending December 31, 2028, with no principal payments due for the remainder of 2026 or in 2027.

In connection with entering into the Credit Facility, the Company borrowed approximately $4.4 million under the Credit Facility to repay all outstanding principal, accrued interest, and fees under the Loan. As of September 30, 2026, $5.0 million was outstanding under the Credit Facility, and no amounts remained available for future borrowings.

The Credit Facility is governed by a promissory note (the “Promissory Note”) and related loan documents. To secure the Credit Facility, the Company is required to maintain a minimum cash balance of $5.25 million in a restricted deposit account with the Lender. Borrowings under the Credit Facility are secured by certain cash deposit accounts and/or certificates of deposit of the Company, including all funds held therein. As of September 30, 2026, restricted cash of $5.3 million securing the Credit Facility was included in other non-current assets on the accompanying Condensed Consolidated Balance Sheets.

The Promissory Note contains customary covenants and events of default. Upon the occurrence of an event of default, the Lender will be able to accelerate the maturity of amounts outstanding under the Credit Facility and exercise other rights and remedies.

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

Legal Contingencies

Derivative Litigation

On February 15 and July 13, 2023, two alleged stockholders of Latch stock filed derivative actions purportedly on behalf of Latch in the United States District Court for the Southern District of New York: Manley v. Latch, Inc., et al., Case No. 1:23-cv-01273 and Gottlieb v. Latch, Inc., et al., Case No. 1:23-cv-06047 (the “Gottlieb Action”). The actions, which were consolidated under the caption In re Latch Inc. Derivative Litigation, Case No. 1:23-cv-01273 (together, the “Derivative Actions”), generally alleged that certain directors and former officers of the Company breached their fiduciary duties and violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making false or misleading statements regarding the Company’s business, operations and prospects. The Gottlieb Action included additional claims for unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution against certain individual defendants named in Brennan v. Latch, Inc., et al., Case No. 1:22-cv-07473 (S.D.N.Y.) and Schwartz v. Latch, Inc., et al., Case No. 1:23-cv-00027 (D. Del.), two securities class actions which have been settled in exchange for the release of all claims against the defendants in those actions, along with consolidated class action complaints in the Court of Chancery of the State of Delaware. The Derivative Actions sought orders permitting plaintiffs to maintain each action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants, requiring the Company to make certain reforms to its corporate governance and controls and awarding costs and attorneys’ fees. In September 2025, the Company agreed in principle to a settlement involving the implementation of certain governance reforms, and in March 2026 the parties reached an agreement regarding the Company’s payment of $0.5 million in attorneys’ fees, for which the Company does not expect any insurance contribution. Accordingly, the Company accrued a liability of $0.5 million on the accompanying Condensed Consolidated Balance Sheets as of December 31, 20252025, which was paid in August 2026. On October 6, 2026, the Court granted final approval of the settlement. See Note 23. Subsequent Events.

Service Provider Demand

As previously disclosed, the Company is in discussions with a service provider related to a demand for payment under a prior agreement. The Company does not believe that the service provider is entitled to any fees under the prior agreement. However, the Company believes it is probable that an agreement with the service provider will be reached and that the amount the Company will pay the service provider in connection with the dispute and the resolution thereof can be reasonably estimated. As of September 30, 2026 and December 31, 2025, the Company had accrued approximately $6.8 million in connection with the dispute. The Company believes it is reasonably possible that this potential exposure may change based on the resolution of the ongoing discussions. No legal proceedings have been initiated with respect to this demand for payment or the prior agreement with the service provider.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

SEC Investigation

The Company cooperated with a previously disclosed SEC investigation into issues related to the Company’s key performance indicators and revenue recognition practices that led to the Company restating certain of its financial statements (the “Restatement”) and related issues (the “SEC Investigation”). The Company previously engaged in discussions with the Staff of the SEC regarding a potential resolution of the SEC Investigation and reached a settlement in principle with the SEC Staff to resolve the matter, which the SEC approved by entering a cease-and-desist order on October 1, 2026. Under the terms of the settlement, the Company agreed, without admitting the findings, to pay a civil monetary penalty of $1.0 million, payable in four quarterly installments. The order also requires the Company to cease and desist from violations of specified antifraud, reporting, books-and-records, internal accounting controls and proxy provisions of the federal securities laws. The Company has recorded a $1.0 million liability as of September 30, 2026, which is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets. See Note 23. Subsequent Events.

The SEC’s approval of the settlement resolves the SEC Investigation, subject to the Company’s compliance with the terms of the settlement.

Other

The Company is and may become, from time to time, involved in other legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2026 (other than as detailed above), will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

15.EQUITY

The Company’s second amended and restated certificate of incorporation designates and authorizes the Company to issue 1.1 billion shares, consisting of (i) 1.0 billion shares of common stock, par value $0.0001 per share, and (ii) 100.0 million shares of preferred stock, par value $0.0001 per share.

Common Stock Reserved for Future Issuance

The Company’s reserved shares for future issuance included the following:

	September 30, 2026	December 31, 2025
Stock options issued and outstanding	15,781,070	21,829,679
Restricted stock units issued and outstanding	15,714,409	50,005
Public warrants outstanding	—	9,999,967
Private placement warrants outstanding	—	5,333,334
Bank warrant	1,000,000	1,000,000
2021 Incentive Award Plan available shares	34,309,592	38,821,060
Total	66,805,071	77,034,045

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Public Warrants

Upon the closing of the 2021 Business Combination, 10.0 million public warrants sold during the 2020 initial public offering of TSIA (the “TSIA IPO”) converted into 10.0 million public warrants to purchase up to 10.0 million shares of common stock of the Company, which were exercisable at $11.50 per share. The warrants expired on June 4, 2026. As a result, no public warrants were outstanding as of September 30, 2026, and the warrants no longer represent potential shares of the Company’s common stock.

Private Placement Warrants

Upon the closing of the 2021 Business Combination, Legacy Latch assumed the private placement warrants that were originally issued in connection with the TSIA IPO (the “Private Placement Warrants”). In response to SEC guidance, the Company determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The Private Placement Warrants expired on June 4, 2026 and, accordingly, no Private Placement Warrants were outstanding as of September 30, 2026.

Bank Warrant

On July 15, 2024, in a private placement concurrent with the Company’s entry into the Loan Agreement, the Company issued a warrant to Customers Bank to purchase 1,000,000 shares of the Company’s common stock (the “Bank Warrant”). The Bank Warrant has an exercise price of $1.25 per share, is exercisable immediately and will expire on July 15, 2030. The Bank Warrant is classified as a liability under ASC 815, Derivatives and Hedging, and is remeasured at fair value each reporting period, with changes recognized in other (expense) income, net.

At issuance, the Bank Warrant was recorded at its fair value of $0.2 million, as determined by an independent valuation specialist and included in other non-current liabilities, with an equal amount recorded as a reduction of the term loan, non-current on the accompanying Condensed Consolidated Balance Sheets. The reduction of the term loan was amortized to interest expense over the 60-month loan term until the Loan was repaid on May 11, 2026, at which time the remaining unamortized balance was written off as part of the loss on extinguishment of debt.

16.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(20,484)	$(6,582)	$(33,322)	$(25,681)

Basic weighted-average common shares(1)	162,277,213	160,435,461	161,331,194	160,375,254
Effect of dilutive securities	—	—	—	—
Diluted weighted-average common shares(1)	162,277,213	160,435,461	161,331,194	160,375,254
Basic and diluted net loss per common share	$(0.13)	$(0.04)	$(0.21)	$(0.16)
(1)	The basic and diluted weighted-average common shares exclude (i) the 738,000 shares subject to vesting requirements held by TS Innovation Acquisitions Sponsor, L.L.C. in connection with the 2021 Business Combination (the “Sponsor Shares”) for the portion of each period during which they were outstanding, through their forfeiture and cancellation on June 4, 2026, after which no Sponsor Shares were outstanding, and (ii) shares held by Jamie Siminoff, the Company’s former Chief Strategy Officer, that are subject to a right of repurchase held by the Company.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

The following table presents the number of potentially dilutive common shares issuable upon the exercise or vesting of outstanding stock options, restricted common stock, restricted stock units (“RSUs”) and common stock warrants that were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive:

	September 30, 2026	September 30, 2025
Stock options	15,781,070	22,104,717
Restricted common stock held by the Sponsor	—	738,000
Restricted common stock held by Jamie Siminoff	2,861,351	2,861,351
Restricted stock units	15,714,409	375,640
Warrants	1,000,000	16,333,301
Total	35,356,830	42,413,009

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

The Latch, Inc. 2021 Incentive Award Plan (the “2021 Plan”) was approved by the TSIA stockholders on June 3, 2021 and became effective upon the closing of the 2021 Business Combination. The 2021 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, RSUs and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of the Company’s common stock available for issuance under the 2021 Plan is equal to (i) 22,500,611 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (a) 5% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller amount of shares as determined by the board of directors of the Company (the “Board”). As of January 1, 2026, the total number of shares reserved for issuance under the 2021 Plan had increased by 39,647,714. As of September 30, 2026, there were 34,309,592 shares available for future grants under the 2021 Plan.

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

Since issuance through September 30, 2026, 25.8 million Performance Options were forfeited in connection with certain officers, key service providers, and employee terminations, resulting in 8.3 million Performance Options outstanding.

To date, no PSUs have been granted under the Performance Equity Program.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Stock Options

A summary of stock options as of September 30, 2026, and changes during the nine months ended September 30, 2026, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Balance at December 31, 2025	21,829,679	$0.58
Options granted	211,352	$0.20
Options exercised	—	$—
Options forfeited	(1,102,145)	$0.41
Options expired	(5,157,816)	$0.62
Balance at September 30, 2026	15,781,070	$0.57	5	$14,333
Exercisable at September 30, 2026	7,278,741	$0.74	2	$8,167

During the nine months ended September 30, 2026, the Company granted 211,352 stock options under the 2021 Plan with a weighted-average exercise price of $0.20 per share. The weighted-average grant date fair value of the options was $0.10, and the weighted-average service period was approximately 3.0 years. There were no stock options exercised and no realized tax-related benefits from disqualifying dispositions during the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, 838,061 Performance Options were forfeited as a result of employee terminations.

Total compensation expense not yet recognized related to unvested stock options was $0.02 million as of September 30, 2026, which was expected to be recognized over a weighted-average period of 0.9 years. Stock options granted prior to 2024 had no material impact on the accompanying condensed consolidated financial statements. As of September 30, 2026, total compensation expense not yet recognized related to the unvested performance stock options granted in 2024 was $1.1 million, which was expected to be recognized over a weighted-average period of 3.5 years.

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

A summary of equity-based RSU activity is presented below:

		Weighted Average
	Number of	Grant Date Fair
	RSUs	Value (per unit)
Balance at December 31, 2025	50,005	$3.89
Granted	20,517,343	$0.17
Vested and released	(4,452,269)	$0.23
Forfeited	(400,670)	$0.20
Balance at September 30, 2026	15,714,409	$0.17

In connection with the Restatement, the Company suspended use of its registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) on August 10, 2022. Following the filing of the Form 10-K for

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

the year ended December 31, 2025 on March 31, 2026, the S-8 Registration Statement was no longer suspended beginning on April 2, 2026. Approximately 4,452,269 RSUs vested and were released during the nine months ended September 30, 2026.

Jamie Siminoff Restricted Common Stock

In November 2024, the Company and Mr. Siminoff mutually agreed that he would step down as the Company’s Chief Strategy Officer on December 31, 2024, after which he began serving in an advisory role that was expected to continue through December 31, 2026. In connection with this transition, the Company and Mr. Siminoff amended and restated his common stock restriction agreement. Under the amended agreement, the Company repurchased 15.3 million shares and divided Mr. Siminoff’s remaining shares into two tranches, 2.9 million separation shares and 1.0 million advisory shares. Both tranches were subject to transfer restrictions and to the Company’s option to repurchase unreleased shares (the “Amended Repurchase Option”).

In May 2025, the Company terminated the advisory services. In connection therewith, the Company repurchased 0.8 million of the advisory shares from Mr. Siminoff for the repurchase price of $0.00005080 per share, or a total payment of $40.16, and the remaining 0.2 million advisory shares were released from the Amended Repurchase Option and the transfer restrictions. The repurchase resulted in the reversal of $0.2 million of stock-based compensation expense previously recognized by the Company. No advisory shares remain subject to the Amended Repurchase Option or the transfer restrictions, and no stock-based compensation expense related to the advisory shares remains to be recognized.

Mr. Siminoff retained the 2.9 million separation shares. As of September 30, 2026, none of the stock price thresholds had been achieved, and all of the separation shares remained subject to the transfer restrictions and the Amended Repurchase Option.

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to the separation shares. As of September 30, 2026, unrecognized stock-based compensation expense related to the separation shares was $0.3 million, which is expected to be recognized over a weighted-average period of 1.5 years. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to the separation shares. As of September 30, 2025, unrecognized stock-based compensation expense related to the separation shares was $0.5 million as of September 30, 2025, which was being expensed over a weighted-average period of 3.0 years.

Stock-Based Compensation Expense

The components of stock-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$60	$73	$237	$311
Restricted common stock(1)	38	98	150	47
Restricted stock units	334	—	718	14
Capitalized costs(2)	(5)	(4)	(9)	(4)
Total stock-based compensation expense	$427	$167	$1,096	$368
(1)	Shares of common stock issued to the Holders as merger consideration in the HDW acquisition that were treated as replacement awards of unvested HDW common stock.
(2)	Included in internally-developed software, net on the accompanying Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

As of September 30, 2026, total unrecognized stock-based compensation expense related to all unvested awards was $3.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Stock-based compensation expense is included in cost of revenue, research and development, sales and marketing and general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$2	$(1)	$11	$1
Research and development	74	7	159	53
Sales and marketing	50	(2)	126	37
General and administrative	301	163	800	277
Total stock-based compensation expense	$427	$167	$1,096	$368

18.INTEREST EXPENSE, NET

The components of interest expense, net include interest expense associated with the significant financing component of the Company’s longer-term software contracts and interest expense associated with the Company’s debt financing arrangements, offset by interest income on highly liquid short-term investments.

Interest expense, net is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$208	$453	$643	$1,544
Interest expense	(462)	(704)	(1,526)	(2,329)
Interest expense, net	$(254)	$(251)	$(883)	$(785)

19.INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2026 and 2025 was zero and zero, respectively.

For the three and nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was different from the U.S. federal statutory rate. This difference is primarily attributable to the effect of foreign, state and local income taxes and permanent differences between expenses deductible for financial reporting purposes offset by the valuation allowances placed on the Company’s deferred tax assets.

As of September 30, 2026, no liability for unrecognized tax benefits was required to be recorded by the Company. Management does not expect any significant changes in its unrecognized tax benefits in the next 12 months.

To date, the Company has incurred cumulative net losses and maintains a full valuation allowance on its net deferred tax assets as the Company has determined that it is more likely than not that these assets will not be fully realized.

20.RELATED-PARTY TRANSACTIONS

The Company has customers who are also stockholders and directors, or affiliates thereof, in the Company. The Company charges market rates for products and services that are offered to these customers. As of September 30, 2026 and December 31, 2025, the Company had $0.5 million and $0.2 million, respectively, of receivables due from these customers, which are included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets.

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

For the three and nine months ended September 30, 2026, the Company had $0.001 million and $0.005 million, respectively of hardware revenue, $0.03 million and $0.10 million, respectively of software revenue, and $0.9 million and $1.9 million, respectively of services revenue from these customers, which was included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2025, the Company had $0.001 million and $0.004 million, respectively of hardware revenue, $0.05 million and $0.1 million, respectively of software revenue, and $0.4 million and $0.9 million, respectively, of services revenue from these customers, which is included on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

21.RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Pronouncements

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025‑05”). ASU 2025‑05 provides a practical expedient for all entities when developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets, permitting an entity to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025‑05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025‑05 on January 1, 2026 and elected the practical expedient. The adoption of ASU 2025‑05 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

No new accounting standards that were material to the Company were adopted in the three months ended September 30, 2026.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. In addition, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, in January 2025, to clarify the requirement to adopt ASU 2024-03 in annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented. The Company is currently evaluating these standards to determine the impact on its consolidated financial statements and related disclosures. The Company has not yet determined the transition method it will apply.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. The amendments may

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

be applied prospectively, using a modified transition approach for software projects in process as of the date of adoption, or retrospectively. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements. The Company has not yet determined the transition method it will apply.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP, and adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. Per the FASB, this ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively to all prior periods presented. The Company is currently evaluating the impact of ASU 2025-11 on its condensed consolidated financial statements and related disclosures. The Company has not yet determined the transition method it will apply.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This guidance is effective for annual periods beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements. The Company has not yet determined the transition method it will apply to the amendments that permit either approach.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

22.RESTRUCTURING

On August 3, 2026, the Board authorized a restructuring plan (the “Restructuring Plan”) intended to streamline operations and reduce costs, which includes a reduction in force and planned exit from the Company’s property management business through the disposition of its property management portfolios. The reduction in force and discontinuation of DPM, which the Company commenced on August 5, 2026, is expected to be completed in the fourth quarter of 2026 and has impacted approximately 65 employees and service providers, representing approximately 32% of the Company’s total workforce as of the date the Restructuring Plan was approved. The Company currently estimates that it will incur restructuring and related charges primarily related to severance and employee benefit costs.

The estimated remaining charges, cash expenditures and timing associated with the Restructuring Plan are based on assumptions and may differ materially from actual results.

During the three and nine months ended September 30, 2026, the Company recognized $1.2 million of restructuring and related charges under the Restructuring Plan, consisting entirely of severance and employee benefit costs of $1.2 million. These charges are presented within research and development ($0.5 million), sales and marketing ($0.6 million), and general and administrative ($0.1 million) expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2026, $0.8 million of restructuring liabilities remained unpaid and were included in accrued expenses. The Company expects to incur an additional $0.3 million of charges under the Restructuring Plan, for total expected charges of approximately $1.5 million, consisting entirely of severance and employee benefit costs, substantially all of which is expected to be incurred in the fourth quarter of 2026.

The following table summarizes the activity in the restructuring liability, which is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets, for the three and nine months ended September 30, 2026 (in thousands):

Latch, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Severance and Employee Benefit Costs
Balance as of June 30, 2026	$—
Restructuring charges	1,188
Cash payments	(421)
Balance as of September 30, 2026	$767

23.SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and determined that there have been no events that have occurred that would require adjustment to, or disclosure in, the accompanying condensed consolidated financial statements, except for the following:

On October 1, 2026, subsequent to the quarter ended September 30, 2026, the SEC approved the Company’s previously disclosed settlement in principle resolving the SEC Investigation by entering a cease-and-desist order. Pursuant to the settlement, the Company agreed, without admitting the findings, to pay a civil monetary penalty of $1.0 million in four quarterly installments. The Company has recorded a $1.0 million liability as of September 30, 2026, which is included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The Company paid the first installment of $0.25 million in October 2026. See Note 14. Commitments and Contingencies for additional information.

On October 6, 2026, the Court granted final approval of the settlement of the Derivative Actions described in Note 14. Commitments and Contingencies. The settlement provides for the implementation of certain governance reforms and the Company’s payment of $0.5 million in attorneys’ fees, which the Company accrued as of December 31, 2025 and paid in August 2026. Accordingly, no adjustment to the accompanying condensed consolidated financial statements was required.

On October 30, 2026, the Company completed the sale of substantially all assets of DPM to an unrelated third-party buyer (the “Buyer”) pursuant to an Asset Purchase Agreement dated September 30, 2026. At closing, DPM transferred specified property management agreements, three vehicles and other purchased assets, and the Buyer assumed specified liabilities. Total consideration for the transaction is $60,000, consisting of $50,000 paid at closing and an additional $10,000 payable by December 30, 2026. The Company is evaluating the financial-statement impact of the transaction, including any resulting gain or loss on disposal.

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

During the nine months ended September 30, 2026, we also provided a comprehensive property management service in and around Boston, Massachusetts, through our subsidiary, DOOR Property Management, LLC (“DPM”). In connection with the Restructuring Plan (as defined below), we discontinued these operations and, on October 30, 2026, completed the sale of substantially all DPM assets to a third-party buyer, including specified property management agreements, three vehicles and other purchased assets. See Note 23. Subsequent Events, in Part I, Item 1. “Financial Statements,” for further detail.

We operate as one operating and reporting segment.

Recent Developments

The following developments occurred since June 30, 2026 through the date of filing this Form 10-Q. Each is described in further detail in the notes to our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements,” and elsewhere in this Item 2.

Goodwill Impairment. During the third quarter of 2026, we recorded a $13.6 million non-cash goodwill impairment charge, resulting in the full impairment of our remaining goodwill balance. The impairment reflects the market-participant assumptions used in the required fair value assessment. See Note 11. Goodwill and Intangible Assets, Net, in Part I, Item 1. “Financial Statements,” for further detail.

Settlement with the SEC. On October 1, 2026, we reached a settlement with the SEC, concluding and resolving the previously disclosed SEC investigation into issues related to our key performance indicators and revenue recognition practices. We agreed to settle with the SEC, without admitting the findings in the administrative order issued by the SEC. The SEC found that we violated Sections 17(a)(2) and 17(a)(3) of the Securities Act and certain reporting, books and records, internal accounting controls and proxy provisions of the Exchange Act. We agreed to cease and desist from future violations of these provisions and to pay a $1.0 million civil monetary penalty in four quarterly installments. We recorded a $1.0 million liability, included in accrued expenses, as of September 30, 2026, and paid the first installment in October 2026. See Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements,” and Part II, Item 1A. “Risk Factors.”

Derivative Litigation Settlement. On October 6, 2026, the Court granted final approval of the settlement of the consolidated stockholder derivative actions pending in the United States District Court for the Southern District of New York (the “Derivative Actions”). The settlement provides for the implementation of certain corporate governance reforms and our payment of $0.5 million in attorneys’ fees, which was accrued as of December 31, 2025 and paid in August 2026. See Note 14. Commitments and Contingencies and Note 23. Subsequent Events, in Part I, Item 1. “Financial Statements,” for further detail.

Restructuring Plan and DPM Asset Sale. On August 3, 2026, our Board of Directors authorized a restructuring plan (the “Restructuring Plan”) involving a reduction in force and planned exit from the DPM property management business, intended to align our cost structure with our current revenue outlook. On October 30, 2026, we completed the sale of substantially all DPM assets. See Note 22. Restructuring and Note 23. Subsequent Events, in Part I, Item 1. “Financial Statements,” for further detail.

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

Our key business metrics are as follows for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
GAAP Measures:
Software revenue	$6,344	$5,370	$974	18.1%
Total revenue	$14,140	$17,426	$(3,286)	(18.9)%
Net loss	$(20,484)	$(6,582)	$(13,902)	211.2%
Non-GAAP Measure:
Adjusted EBITDA	$(3,792)	$(4,605)	$813	(17.7)%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
GAAP Measures:
Software revenue	$18,611	$15,773	$2,838	18.0%
Total revenue	$45,457	$52,255	$(6,798)	(13.0)%
Net loss	$(33,322)	$(25,681)	$(7,641)	29.8%
Non-GAAP Measure:
Adjusted EBITDA	$(11,296)	$(17,560)	$6,264	(35.7)%

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

We define Adjusted EBITDA as our net loss, excluding the impact of the following items, if applicable: (i) depreciation and amortization expense; (ii) net interest income or expense; (iii) provision for income taxes; (iv) change in fair value of warrant liability, trading securities, or derivative instruments; (v) restructuring costs; (vi) transaction-related costs; (vii) impairment or derecognition of assets; (viii) non-ordinary course legal fees and settlement reserves; (ix) stock-based compensation expense; and (x) gain or loss on extinguishment of debt. The most directly comparable GAAP measure is net loss. We believe excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. We monitor, and have presented in this Form 10-Q, Adjusted EBITDA because it is a key measure used by our management and Board to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance.

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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(20,484)	$(6,582)	$(33,322)	$(25,681)
Depreciation and amortization	1,072	1,271	3,100	4,113
Interest expense, net(1)	254	251	883	785
Loss on extinguishment of debt	—	—	120	—
Change in fair value of warrant liability	(3)	(31)	20	38
Restructuring costs	1,188	(5)	1,188	(93)
Impairment of goodwill(2)	13,605	—	13,605	—
Loss on derecognition of intangible assets	—	—	251	—
Non-ordinary course legal fees and settlement reserves(3)	149	324	1,763	2,910
Stock-based compensation expense(4)	427	167	1,096	368
Adjusted EBITDA	$(3,792)	$(4,605)	$(11,296)	$(17,560)
(1)	As a result of significant discounts provided to our customers on certain long-term software contracts paid in advance, we determined that there is a significant financing component related to the time value of money and have therefore broken out the interest component and recorded it as a discount in interest expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense, net includes interest expense associated with the significant financing component of $0.4 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.
(2)	See Note 11. Goodwill and Intangible Assets, Net, in Part I, Item 1. “Financial Statements,” for the impairment of goodwill.
(3)	The amounts primarily represent legal fees related to stockholder lawsuits and the SEC Investigation, as well as settlement reserves and related settlement expenses, including the $1.0 million civil monetary penalty, payable in four quarterly installments, under our settlement of the SEC Investigation, which we agreed to without admitting the findings and which was effected by the cease-and-desist order entered by the SEC on October 1, 2026. While we are involved in various litigation and legal disputes in the ordinary course of our business, we believe the non-ordinary course legal fees and settlement reserves included in our calculation of Adjusted EBITDA do not represent normal operating expenses. See Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” These costs are included within general and administrative on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
(4)	See Note 17. Stock-Based Compensation, in Part I, Item 1. “Financial Statements.”

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

Professional Services Revenue. We generate professional services revenue in three primary ways: (i) by facilitating project-based hardware installation and activation services for enterprise customers; (ii) through fees generated by technology and home services performed for residents and consumers; and (iii) through property management services performed by DPM, for our multifamily building customers.

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

Cost of professional services revenue consists primarily of (i) third-party installation labor costs and parts and materials associated with deployment of our hardware; (ii) labor costs associated with HelloTech independent technicians and credit card fees; and (iii) costs related to third-party property service providers.

Cost of revenue excludes depreciation and amortization shown in operating expenses.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, and depreciation and amortization expenses. Stock-based compensation expense is included within these operating expense categories. We did not grant any restricted stock units (“RSUs”) while our registration statement on Form S-8 under the Securities Act was suspended from August 10, 2022 through April 2, 2026. We resumed granting RSUs under our Form S-8 Registration Statement on April 2, 2026, after we became current with our SEC filings.

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

Total Other Expense, Net

Total other expense, net consists of interest expense associated with the significant financing component of our longer-term software contracts, interest expense associated with our debt financing arrangements, interest income on highly liquid short-term investments, gain or loss on extinguishment of debt and gain or loss on change in fair value of derivative liabilities, warrant liabilities and trading securities.

Interest expense, net is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$208	$453	$643	$1,544
Interest expense	(462)	(704)	(1,526)	(2,329)
Interest expense, net	$(254)	$(251)	$(883)	$(785)

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

Comparison of three months ended September 30, 2026 and 2025

	Three Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	$ Change	% Change
Revenue
Hardware	$3,101	$5,146	$(2,045)	(39.7)%
Software	6,344	5,370	974	18.1%
Professional services	4,695	6,910	(2,215)	(32.1)%
Total revenue	14,140	17,426	(3,286)	(18.9)%
Cost of revenue⁽¹⁾
Hardware	2,489	3,927	(1,438)	(36.6)%
Software	479	502	(23)	(4.6)%
Professional services	3,365	5,279	(1,914)	(36.3)%
Total cost of revenue	6,333	9,708	(3,375)	(34.8)%
Operating expenses
Research and development	4,861	3,759	1,102	29.3%
Sales and marketing	3,993	3,995	(2)	(0.1)%
General and administrative	4,475	5,019	(544)	(10.8)%
Depreciation and amortization	1,072	1,271	(199)	(15.7)%
Impairment of goodwill	13,605	—	13,605	N.M.
Total operating expenses	28,006	14,044	13,962	99.4%
Loss from operations	(20,199)	(6,326)	(13,873)	219.3%
Other expense, net
Interest expense, net	(254)	(251)	(3)	1.2%
Realized gain on investments	2	—	2	N.M.
Change in fair value of warrant liability	3	31	(28)	(90.3)%
Other expense, net	(36)	(36)	—	—%
Total other expense, net	(285)	(256)	(29)	11.3%
Loss before income taxes	(20,484)	(6,582)	(13,902)	211.2%
Provision for income taxes	—	—	—	N.M.
Net loss	$(20,484)	$(6,582)	$(13,902)	211.2%
Other comprehensive income (loss)
Foreign currency translation adjustment	23	32	(9)	(28.1)%
Comprehensive loss	$(20,461)	$(6,550)	$(13,911)	212.4%
Net loss per common share:
Basic and diluted net loss per common share	$(0.13)	$(0.04)	$(0.09)	225.0%
Weighted average shares outstanding:
Basic and diluted	162,277,213	160,435,461
(1)	Exclusive of depreciation and amortization shown in operating expenses below.

N.M.: Not meaningful

Revenue

Revenue decreased by $3.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $2.2 million decrease in professional services revenue, driven by (i) a $1.8 million decrease in hardware activation and installation services and (ii) a $0.7 million decrease in property management services resulting from the discontinuation of DPM operations under the Restructuring Plan, partially offset by a $0.3 million increase in HelloTech services revenue. Hardware revenue decreased by $2.0 million due to lower hardware shipment volumes in 2026 compared to 2025, reflecting softer demand in the multifamily market, a more cautious customer spending environment, longer customer purchasing cycles, and changes in our channel partner pricing strategy. These decreases were partially offset by a $1.0 million increase in software revenue due to continued subscription growth.

A limited number of customers have historically accounted for a significant portion of our total revenue and accounts receivable. For the three months ended September 30, 2026, we had one customer that accounted for $1.8 million, or 13%, of total revenue. For the three months ended September 30, 2025, one customer accounted for $5.5 million, or 32%, of total revenue. As of September 30, 2026, the Company had one customer that accounted for $1.5 million, or 17%, of gross accounts receivable, compared to $3.9 million, or 47%, as of December 31, 2025. As of September 30, 2026, the Company had one customer that accounted for $0.6 million, or 37%, of gross unbilled receivables and a second customer that accounted for $0.2 million, or 10%, of gross unbilled receivables. As of December 31, 2025, one customer accounted for $0.7 million, or 36%, of gross unbilled receivables. See Note 7. Fair Value Measurements and Concentrations of Credit Risk, in Part I, Item 1. “Financial Statements.” The loss of one or more of these customers, or any other significant customer, or a deterioration in their respective financial condition or payment practices, could have a material adverse effect on our revenue, results of operations, and liquidity.

Cost of Revenue

Cost of revenue decreased by $3.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $1.9 million reduction in professional services costs, driven by (i) a $1.8 million decrease in hardware activation and installation services costs resulting from fewer installation projects and (ii) a $0.4 million decrease in property management services costs resulting from the discontinuation of DPM operations under the Restructuring Plan, partially offset by a $0.3 million increase in HelloTech services costs. Hardware costs decreased by $1.0 million due to lower hardware shipment volumes. Additionally, hardware returns and replacement costs decreased by $0.4 million, primarily due to higher levels of returns in the prior-year period.

Research and Development Expenses

Research and development expenses increased by $1.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to (i) a $0.8 million increase in compensation expense resulting from a reduction in the capitalization of internally-developed software costs; (ii) a $0.5 million increase in severance costs related to the Restructuring Plan; (iii) a $0.2 million increase in software license and cloud processing costs; and (iv) a $0.1 million increase in stock-based compensation expense. These increases were partially offset by a $0.5 million reduction in third-party expense resulting from reduced contractor utilization, including contractor reductions under the Restructuring Plan.

Sales and Marketing Expenses

Sales and marketing expenses remained relatively unchanged for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. A $0.6 million increase in severance costs related to the Restructuring Plan and a $0.1 million increase in post-installation service costs were offset by a $0.6 million decrease in compensation expense and a $0.1 million decrease in professional and consulting fees resulting from the termination of DPM’s management advisory agreement (the “Management Advisory Agreement”).

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to (i) a $0.6 million decrease in personnel-related expenses, including lower bonus expense; (ii) a $0.2 million decrease in legal fees; (iii) a $0.1 million decrease in recruiting expense; and (iv) a $0.1 million decrease in audit and tax fees. These decreases were partially offset by (i) a $0.2 million increase in bad debt expense; (ii) a $0.1 million increase in severance costs related to the Restructuring Plan; and (iii) a $0.1 million increase in insurance expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to lower amortization expense associated with previously capitalized internally-developed software.

Impairment of Goodwill

During the three months ended September 30, 2026, we recorded a $13.6 million goodwill impairment charge resulting from a decline in the estimated fair value of our reporting unit, primarily reflecting lower projected hardware and installation revenue and delays in anticipated customer deployments. The impairment charge reduced the goodwill balance to zero as of September 30, 2026.

Total Other Expense, Net

Total other expense, net was relatively unchanged at $0.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. A $0.2 million decrease in interest income resulting from lower average principal investment balances was offset by a $0.2 million decrease in interest expense related to the significant financing component of long-term software contracts.

Comparison of nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	$ Change	% Change
Revenue
Hardware	$10,902	$15,099	$(4,197)	(27.8)%
Software	18,611	15,773	2,838	18.0%
Professional services	15,944	21,383	(5,439)	(25.4)%
Total revenue	45,457	52,255	(6,798)	(13.0)%
Cost of revenue⁽¹⁾
Hardware	9,047	11,380	(2,333)	(20.5)%
Software	1,610	1,556	54	3.5%
Professional services	11,115	15,926	(4,811)	(30.2)%
Total cost of revenue	21,772	28,862	(7,090)	(24.6)%
Operating expenses
Research and development	12,710	13,846	(1,136)	(8.2)%
Sales and marketing	12,071	11,722	349	3.0%
General and administrative	15,156	18,646	(3,490)	(18.7)%
Depreciation and amortization	3,100	4,113	(1,013)	(24.6)%
Impairment of goodwill	13,605	—	13,605	N.M.
Total operating expenses	56,642	48,327	8,315	17.2%
Loss from operations	(32,957)	(24,934)	(8,023)	32.2%
Other expense, net
Loss on extinguishment of debt	(120)	—	(120)	N.M.
Interest expense, net	(883)	(785)	(98)	12.5%
Realized gain on investments	767	—	767	N.M.
Change in fair value of warrant liability	(20)	(38)	18	(47.4)%
Other (expense) income, net	(109)	76	(185)	(243.4)%
Total other expense, net	(365)	(747)	382	(51.1)%
Loss before income taxes	(33,322)	(25,681)	(7,641)	29.8%
Provision for income taxes	—	—	—	N.M.
Net loss	$(33,322)	$(25,681)	$(7,641)	29.8%
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(4)	(16)	12	(75.0)%
Foreign currency translation adjustment	67	21	46	N.M.
Comprehensive loss	$(33,259)	$(25,676)	$(7,583)	29.5%
Net loss per common share:
Basic and diluted net loss per common share	$(0.21)	$(0.16)	$(0.05)	31.3%
Weighted average shares outstanding:
Basic and diluted	161,331,194	160,375,254
(1)	Exclusive of depreciation and amortization shown in operating expenses below.

N.M.: Not meaningful

Revenue

Revenue decreased by $6.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $5.4 million decrease in professional services revenue, driven by (i) a $3.8 million decrease in hardware activation and installation services; (ii) a $1.3 million decrease in property management services, including the discontinuation of DPM operations under the Restructuring Plan; and (iii) a $0.3 million decrease in HelloTech services revenue. Hardware revenue decreased by $4.2 million due to lower hardware shipment volumes reflecting softer demand in the multifamily market, a more cautious customer spending environment, longer customer purchasing cycles, and changes in our channel partner pricing strategy. These decreases were partially offset by a $2.8 million increase in software revenue due to continued subscription growth.

A limited number of customers have historically accounted for a significant portion of our total revenue and accounts receivable. For the nine months ended September 30, 2026, we had one customer that accounted for $10.3 million, or 23%, of total revenue. For the nine months ended September 30, 2025, one customer accounted for $17.0 million, or 32%, of total revenue. As of September 30, 2026, the Company had one customer that accounted for $1.5 million, or 17%, of gross accounts receivable, compared to $3.9 million, or 47%, as of December 31, 2025. As of September 30, 2026, the Company had one customer that accounted for $0.6 million, or 37%, of gross unbilled receivables and a second customer that accounted for $0.2 million, or 10%, of gross unbilled receivables. As of December 31, 2025, one customer accounted for $0.7 million, or 36%, of gross unbilled receivables. See Note 7. Fair Value Measurements and Concentrations of Credit Risk, in Part I, Item 1. “Financial Statements.” The loss of one or more of these customers, or any other significant customer, or a deterioration in their respective financial condition or payment practices, could have a material adverse effect on our revenue, results of operations, and liquidity.

Cost of Revenue

Cost of revenue decreased by $7.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $4.8 million reduction in professional services costs, driven by (i) a $4.2 million decrease in hardware activation and installation services costs resulting from fewer installation projects and (ii) a $0.9 million decrease in property management services costs, including the discontinuation of DPM operations under the Restructuring Plan, partially offset by a $0.3 million increase in HelloTech services costs. Hardware costs decreased by $3.1 million due to lower hardware shipment volumes. Additionally, hardware returns and replacement costs decreased by $0.4 million, primarily due to higher levels of returns in the prior-year period. These decreases were partially offset by a $1.2 million increase in excess inventory charges, primarily attributable to updated net realizable value estimates for slow-moving product in the second quarter of 2026.

Research and Development Expenses

Research and development expenses decreased by $1.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $2.3 million reduction in third-party expense associated with the wind-down of overlapping engineering contractor transition costs and reduced contractor utilization, and a $0.6 million decrease in personnel-related expenses, including lower bonus expense. These decreases were partially offset by (i) a $0.9 million increase in software license and cloud processing costs; (ii) a $0.5 million increase in severance costs related to the Restructuring Plan; (iii) a $0.3 million increase in compensation expense resulting from a reduction in the capitalization of internally-developed software costs; and (iv) a $0.1 million increase in stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to a $0.6 million increase in severance costs related to the Restructuring Plan and a $0.3 million increase in post-installation service costs. These increases were partially offset by a $0.4 million decrease in compensation expense and a $0.1 million decrease in professional and consulting fees resulting from the termination of the Management Advisory Agreement.

General and Administrative Expenses

General and administrative expenses decreased by $3.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to (i) a $2.4 million decrease in legal fees; (ii) a $1.3 million decrease in personnel-related expenses, including lower bonus expense; (iii) a $0.6 million decrease in audit and tax fees; (iv) a $0.4 million decrease in insurance expense; (v) a $0.4 million decrease in software license expense; (vi) a $0.4 million decrease in professional fees primarily related to accounting services; and (vii) a $0.1 million decrease in recruiting expense. These decreases were partially offset by (i) a $1.0 million increase in expense associated with the SEC settlement; (ii) a $0.5 million increase in tax expense due to the benefit of a sales tax refund recognized in the prior-year period; (iii) a $0.3 million increase in bad debt expense; (iv) a $0.2 million increase in stock-based compensation expense; and (v) a $0.1 million increase in severance costs related to the Restructuring Plan.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $1.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $0.9 million decrease in amortization expense associated with previously capitalized internally-developed software and a $0.1 million decrease in depreciation expense.

Impairment of Goodwill

During the nine months ended September 30, 2026, we recorded a $13.6 million goodwill impairment charge resulting from a decline in the estimated fair value of our reporting unit, primarily reflecting lower projected hardware and installation revenue and delays in anticipated customer deployments. The impairment charge reduced the goodwill balance to zero as of September 30, 2026.

Total Other Expense, Net

Total other expense, net decreased by $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $0.8 million gain on our investment in a privately held company and a $0.7 million decrease in interest expense related to the significant financing component of long-term software contracts. These favorable changes were partially offset by a $0.9 million decrease in interest income resulting from lower average principal investment balances and a $0.1 million loss on the payoff of debt.

Liquidity and Capital Resources

We have incurred losses since our inception. For the nine months ended September 30, 2026 and 2025, we generated a net loss of $33.3 million and $25.7 million, respectively. To date, our principal sources of liquidity have been the net proceeds received as a result of the 2021 business combination (the “2021 Business Combination”) and payments received from our customers.

As of September 30, 2026 and December 31, 2025, our unrestricted cash and cash equivalents were approximately $17.6 million and $34.6 million, respectively. We invest a portion of our available cash in U.S. Treasury securities with the objective of preserving principal while maintaining liquidity. These securities are classified as cash equivalents or short-term investments based on their original maturities and applicable accounting criteria.

As of September 30, 2026 and December 31, 2025, we also had approximately $23.0 million and $27.3 million, respectively, in net inventory.

Our short-term liquidity needs primarily consist of working capital for salaries, including sales and marketing and research and development, as well as inventory purchases from our contract manufacturers.

Beginning in the second quarter of 2022, we have incurred significant professional fees, primarily consisting of legal, forensic accounting, management consulting and related advisory services in connection with our 2022-2023 internal investigation (the “Investigation”), the SEC Investigation, the restatement and comprehensive review of our previously issued financial statements, and related accounting and advisory services. We also incurred significant costs in connection with stockholder litigation. During 2026, substantially all of these matters were resolved, including the SEC Investigation, which was formally settled on October 1, 2026. Pursuant to the settlement, we agreed to pay a civil monetary penalty of $1.0 million in four quarterly installments, the first of which was paid in October 2026. The related professional fees have declined significantly, and while we may continue to incur professional fees associated with the resolution of other legal proceedings, we do not expect these costs to continue at historical levels.

Near-Term Liquidity Position

The following risks and uncertainties associated with our liquidity position may adversely affect our ability to sustain our operations as of the date of filing this Form 10-Q:

●	Payment of the $1.0 million civil monetary penalty under the settlement of the SEC Investigation, payable in four quarterly installments;

●	Potential expenditures associated with defending, negotiating or resolving the service provider demand described in Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements”;
●	The incurrence of significant expenses related to other legal or regulatory proceedings, whether actual or threatened;
●	The failure to achieve revenue expectations, including as a result of:
o	Pricing compression for our products;
o	Market adoption of the DOOR application;
o	The success of the HelloTech business;
o	The impact of elevated interest rates on potential customers, who may eliminate or delay expenditures for the products or services we offer; and
o	Market perception of our offerings;
●	Costs of revenue and operating expenses exceeding expectations;
●	The inability to fully leverage prepaid inventory; and
●	The catastrophic loss of inventory due to theft, natural disaster or otherwise.

Due to the risks and uncertainties described above, we continue to monitor our liquidity position. We recognize the challenge of maintaining sufficient liquidity to sustain our operations. However, after giving effect to the minimum cash balance required to be maintained under our revolving credit facility with Truist Bank (the “Credit Facility”), notwithstanding our liquidity position as of the date of filing this Form 10-Q, and while it is difficult to predict our future liquidity requirements with certainty, we believe that our available unrestricted cash and cash equivalents, together with cash flows expected to be generated from operations, will be sufficient to fund our operating cash requirements for at least 12 months beyond the date of filing of this Form 10-Q. This assessment is based on management’s current operating plan, which incorporates the anticipated cost savings from the workforce reduction announced in August 2026 under the Restructuring Plan, as well as continued cost discipline, inventory management and liquidity preservation measures. However, this assessment is subject to significant uncertainty, and our actual liquidity needs may differ materially from our current estimates as a result of the risks and uncertainties described above and those described under the section in our 2025 Annual Report titled “Risk Factors,” as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q. If our available resources prove insufficient to fund our operations, we may need to seek additional financing, further reduce operating costs, or take other measures to preserve liquidity. Other significant factors that affect our overall management of liquidity include certain actions controlled by management, such as capital expenditures and acquisitions. See Note 13. Debt and Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.”

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

Commitments and Contractual Obligations

We are obligated to make payments as part of certain contracts that we have entered into during the normal course of business. In February 2024, following the property management acquisitions, we entered into a three-year Management Advisory Agreement with a partner pursuant to which the partner provided DPM with certain management and advisory services related to DPM’s property management business. We paid the partner $0.5 million annually.

On June 26, 2026, DPM entered into a settlement agreement, as described in Note 11. Goodwill and Intangible Assets, Net, pursuant to which the parties terminated the Management Advisory Agreement and resolved the parties’ respective obligations thereunder. As a result, we had no remaining obligations under the Management Advisory Agreement as of September 30, 2026.

Indebtedness

On July 15, 2024, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Customers Bank. Pursuant to the Loan Agreement, Customers Bank issued a term loan in the principal amount of $6.0 million (the “Loan”). The Loan Agreement, which was entered into in connection with the acquisition of HelloTech, did not result in our receipt of any loan proceeds. Interest was payable on the Loan at a rate equal to the greater of (a) the prime rate published in The Wall Street Journal or (b) 6.0%, and the maturity date was July 15, 2029 (the “Maturity Date”). Payments under the Loan were interest-only through January 15, 2025. Thereafter, we were required to pay equal monthly installments of principal plus accrued interest until the Maturity Date. There was no penalty for prepayment of the Loan. The fair value of the Loan was $4.6 million as of December 31, 2025. We were in compliance with the covenants under the Loan Agreement at all times through May 11, 2026, when the Loan was repaid in full and the Loan Agreement was terminated.

Pursuant to the Loan Agreement, Customers Bank was granted a security interest in substantially all of our assets, other than intellectual property, and the Loan Agreement contained customary affirmative and negative covenants, including a requirement to maintain a liquidity ratio equal to four times the outstanding principal balance.

On May 11, 2026, DOOR Systems, Inc., our primary operating subsidiary, entered into the Credit Facility with Truist Bank (the “Lender”), providing for borrowings of up to $5.0 million. The Credit Facility matures in May 2028 and bears interest at a variable rate equal to the one-month term Secured Overnight Financing Rate plus 1.75% per annum. The Credit Facility requires monthly interest-only payments, with all principal due at maturity, and includes customary fees, reporting requirements, and events of default.

In connection with entering into the Credit Facility, we borrowed approximately $4.4 million under the Credit Facility to repay all outstanding principal, accrued interest, and fees under the Loan. Upon repayment, all amounts and other obligations under the Loan Agreement were satisfied, and the Loan Agreement and all commitments thereunder were terminated and all liens and security interests previously granted in favor of Customers Bank were released subject to customary payoff documentation, including lien releases and UCC termination statements. No material early termination penalties were incurred. In connection with the repayment, we wrote off $0.1 million of unamortized debt issuance costs related to the Loan, which was recognized as a loss on extinguishment of debt for the nine months ended September 30, 2026.

The Credit Facility is governed by a promissory note (the “Promissory Note”) and related loan documents. To secure the Credit Facility, we are required to maintain a minimum cash balance of $5.25 million in a restricted deposit account with the Lender. Borrowings under the Credit Facility are secured by certain of our cash deposit accounts and/or certificates of deposit, including all funds held therein. As of September 30, 2026, this restricted cash balance is classified within other non-current assets on the accompanying Condensed Consolidated Balance Sheets and is not available for general corporate purposes. After giving effect to this restriction, our unrestricted cash and cash equivalents available for working capital and general operating purposes were approximately $17.6 million as of September 30, 2026, compared to approximately $34.6 million (with no restricted cash requirements) as of December 31, 2025. As of September 30, 2026, $5.0 million was outstanding under the Credit Facility, and no amounts remained available for future borrowings.

The Promissory Note contains customary covenants and events of default.

Upon the occurrence of an event of default, the Lender will be able to accelerate the maturity of amounts outstanding under the Credit Facility and exercise other rights and remedies.

On July 15, 2024, in a private placement concurrent with the Loan Agreement, we issued a warrant to Customers Bank to purchase 1,000,000 shares of our common stock. The warrant has an exercise price of $1.25 per share, was exercisable upon issuance and will expire six years from the date of issuance, or July 15, 2030. This warrant remains outstanding.

Warrant Expiration and Sponsor Share Forfeiture

On June 4, 2026, the fifth anniversary of the closing of the 2021 Business Combination, our outstanding public warrants (9,999,967 shares) and private placement warrants (5,333,334 shares), each exercisable at $11.50 per share, expired unexercised in accordance with their terms and no longer represent potential shares of our common stock. On the same date, 738,000 unvested shares held by TS Innovation Acquisitions Sponsor, L.L.C. in connection with the 2021 Business Combination (the “Sponsor Shares”) were forfeited because the applicable stock price vesting condition was not achieved prior to June 4, 2026, and such shares are no longer outstanding. Together, these events eliminated potential future dilution of approximately 16.1 million shares, or approximately 9.8% of our shares outstanding immediately prior to these events, with no cash outlay and minimal income statement impact to us. See Note 15. Equity, in Part I, Item 1. “Financial Statements.”

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(11,761)	$(28,139)
Net cash provided by investing activities	25	1,530
Net cash used in financing activities	(36)	(889)
Effect of exchange rate on cash	74	(129)
Net change in cash, cash equivalents and restricted cash	$(11,698)	$(27,627)

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2026 decreased by $16.4 million compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $7.1 million reduction in cash payments related to litigation settlements, net of related insurance recoveries, and a $5.9 million improvement in net loss adjusted for non-cash items. Other favorable changes included a $3.3 million favorable change in deferred revenue, a $1.8 million favorable change in accrued restructuring costs, a $1.6 million favorable change in accounts payable, and a $1.4 million reduction in cash payments for accrued audit fees. These favorable changes were partially offset by a $2.7 million unfavorable change in accounts receivable, a $1.2 million unfavorable change in unbilled receivables, a $0.6 million net unfavorable change in inventory purchases, and a $0.5 million unfavorable change in other non-current assets. Management continues to focus on cost discipline, inventory management and liquidity preservation as it seeks to reduce operating cash usage.

Investing Activities. Net cash provided by investing activities decreased by $1.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Cash flows from investing activities primarily consist of the net purchases, sales and maturities of U.S. Treasury securities classified as available-for-sale securities. The decrease was primarily attributable to a $7.9 million decrease in proceeds from sales and maturities of available-for-sale securities, partially offset by a $4.3 million decrease in purchases of available-for-sale securities, $1.7 million of cash proceeds received from the sale of an investment in a private company and a $0.4 million decrease in capitalized internally-developed software.

Financing Activities. Net cash used in financing activities decreased by $0.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Financing activities in the current period primarily consisted of $5.0 million of proceeds from our Credit Facility, substantially offset by $4.8 million of repayments under the previous Loan Agreement and $0.3 million of tax withholdings on settlement of equity awards.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2026 and December 31, 2025 that had, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Estimates

Other than changes related to the fair value estimate of our single reporting unit, there have been no material changes to our critical accounting estimates as disclosed in the 2025 Annual Report.

Goodwill

Goodwill is tested for impairment annually as of December 31, or more frequently whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The impairment test requires management to estimate the fair value of our single reporting unit and compare it to its carrying amount.

During the third quarter of 2026, we identified events and circumstances indicating that it was more likely than not that the fair value of the reporting unit was below its carrying amount. These factors included lower hardware revenue, installation revenue, and reductions in and delays to certain customer deployments, which contributed to lower forecasted revenue and long-term operating performance compared with the forecasts used in the December 31, 2025 annual goodwill impairment test. Accordingly, the Company performed an interim quantitative goodwill impairment test as of September 30, 2026.

To determine the fair value of our reporting unit, estimated fair value is calculated as our business enterprise value (“BEV”), plus cash and cash equivalents and restricted cash, less debt. The Company utilized an income approach based on a discounted cash flow (“DCF”) methodology to estimate the BEV of the reporting unit. The DCF analysis requires significant judgment and assumptions, including projected revenue growth, operating margins, working capital requirements, terminal growth rate and discount rate. Changes in these assumptions can materially affect the estimated fair value of the reporting unit.

The DCF analysis resulted in an estimated BEV of approximately $6.7 million. After adjusting for the estimated cash, cash equivalents and restricted cash of approximately $22.9 million and debt of approximately $5.0 million, the estimated fair value of the reporting unit was approximately $24.6 million. The estimated fair value was less than the carrying amount of the reporting unit by approximately $14.6 million. Because the excess of the carrying amount over estimated fair value exceeded the remaining carrying amount of goodwill, the Company recognized a goodwill impairment charge of approximately $13.6 million during the three months ended September 30, 2026, representing the entire remaining goodwill balance. The impairment reflects the market-participant assumptions used in the required fair value assessment, which differ from the assumptions in our internal operating plan. Following the impairment, no goodwill remained recorded as of September 30, 2026.

Recent Accounting Pronouncements

See Note 21. Recently Issued Accounting Standards, in Part I, Item 1. “Financial Statements,” for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Background

In 2022, the Audit Committee of the Board of Directors (the “Audit Committee”), with the assistance of independent legal and accounting advisors, conducted an internal investigation of matters relating to the Company’s key performance indicators and revenue recognition practices for certain transactions, including the accounting treatment, financial reporting and internal controls related to such transactions.

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

As further detailed below, the Company identified material weaknesses in its internal control over financial reporting (“ICFR”) related to deficiencies in the control environment, risk assessment, control activities, information and communication, and monitoring activities. These deficiencies contributed to errors in the Company’s accounting and financial reporting processes, including matters affecting: (i) revenue recognition on hardware and software sales, (ii) revenue recognition and billing on software licenses, (iii) recognition of various expenses, (iv) internally developed software, (v) stock-based compensation; and (vi) errors in certain key performance indicators, including “bookings” and related metrics.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

Our current management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026 because of material weaknesses in our internal control over financial reporting, as described below.

Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to September 30, 2026, management believes that the condensed consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Management has implemented and continues to implement remediation measures designed to address these deficiencies and strengthen the Company’s overall control environment. However, as of September 30, 2026, the material weaknesses have not yet been fully remediated. Remediation efforts remain ongoing, and the related controls must operate for a sufficient period of time and be subject to validation through testing before management can conclude that any control is operating effectively.

The material weaknesses described below reflect management’s current assessment of the underlying deficiencies within the Company’s internal control framework.

Material Weaknesses in Internal Control Over Financial Reporting

Management identified material weaknesses in ICFR as of September 30, 2026, related to deficiencies in all five components of the COSO Framework, as described below.

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

Status of Remediation of the Material Weaknesses

Management, with oversight from the Audit Committee of the Board of Directors, continues to devote significant time, attention and resources to the remediation of the remaining material weaknesses and to strengthening the Company’s internal control over financial reporting. In the interim, management has implemented additional mitigating procedures and deployed additional resources, to help ensure that the condensed consolidated financial statements and related financial information included in this Form 10-Q are fairly presented, in all material respects, in accordance with GAAP.

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

Enhancing Risk Assessment and SOX Governance

Management has enhanced enterprise risk assessment processes and continues to refine the scope and focus of the Company’s Sarbanes-Oxley Act of 2002 (“SOX”) compliance program. These efforts include improving documentation of financial reporting risks and implementing processes to ensure that risk assessments are updated as business conditions change.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2026, will not materially affect our condensed consolidated results of operations, financial position or cash flows, except as set forth in Note 14. Commitments and Contingencies, in Part I, Item 1. “Financial Statements.” Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

We have undertaken restructuring activities, including the Restructuring Plan, intended to reduce operating expenses and strengthen our financial position. These activities include a reduction in our workforce and our planned exit from the DPM property management business. We may not realize the anticipated cost savings, operational efficiencies or other benefits of these actions within the expected timeframe or at all, and the costs of implementing the restructuring may exceed our estimates. The restructuring may also result in the loss of institutional knowledge and key personnel, difficulty retaining or recruiting employees, reduced employee morale, disruptions to customer service and business operations, and delays in executing our strategic priorities and product development plans. In addition, our remaining employees may be required to assume increased responsibilities, which could adversely affect productivity and increase operational risk. The disposition of the property management business may also result in additional costs, liabilities or obligations, including those associated with the transfer of assets, termination of contractual agreements or resolution of outstanding claims. If we are unable to successfully manage the restructuring and transition out of the property management business, or if we undertake additional restructuring actions, our business, financial condition and results of operations could be adversely affected.

Our Credit Facility requires us to maintain a minimum restricted cash balance, which reduces the cash available to fund our operations.

In connection with our Credit Facility with Truist Bank, entered into on May 11, 2026, we are required to maintain a minimum cash balance of $5.25 million in a restricted deposit account with our lender. This restricted cash is not available to fund our working capital, operating expenses or other general corporate purposes, and reduces our near-term liquidity relative to our total cash balances reported on our balance sheet. If our unrestricted liquidity declines, this requirement could constrain our ability to fund operations or meet other obligations as they come due.

Weakness in the multifamily housing market, delays or reductions in customer deployments, and longer customer purchasing cycles could adversely affect our revenue and operating results.

Our hardware and installation revenue is affected by conditions in the multifamily housing market, the timing and scope of customer deployments, and customer capital spending and purchasing decisions. During 2026, softer demand in the multifamily housing market, reductions in and delays to certain customer deployments, and longer customer budget and purchasing cycles have adversely affected our hardware and installation revenue.

These developments, together with lower than anticipated hardware and installation activity, have resulted in reductions to our near-term revenue expectations and long-term operating forecasts. As discussed under “Critical Accounting Estimates” and Note 11. Goodwill and Intangible Assets, Net, in Part I, Item 1. “Financial Statements,” these changes in our outlook contributed to the performance of an interim goodwill impairment test as of September 30, 2026 and the recognition of a $13.6 million goodwill impairment charge during the third quarter of 2026.

The timing and level of future hardware and installation revenue will depend, in part, on the timing and scope of customer deployments, customer capital spending decisions, conditions in the multifamily housing market, and our ability to generate new and expanded customer relationships. If weakness in the multifamily housing market persists, customer deployments are further delayed or reduced, customers defer or reduce capital spending, or we are unable to generate sufficient new or expanded customer business, our revenue, operating results, cash flows and financial condition could be adversely affected.

We are subject to the cease-and-desist order entered by the SEC on October 1, 2026 (the “SEC Order”), which may increase our litigation risk and adversely affect our ability to raise capital.

As a result of the SEC Order, for three years from October 1, 2026, we are unable to rely on the safe harbor for forward-looking statements provided by Section 27A of the Securities Act and Section 21E of the Exchange Act. This may expose us to increased litigation over the forward-looking statements in our public disclosures. During the same period, we are an “ineligible issuer” under Rule 405 under the Securities Act, which prevents us from qualifying as a well-known seasoned issuer and restricts our use of free writing prospectuses. These limitations could increase the cost of, or delay, future financings. Any failure to comply with the SEC Order, including by missing a remaining payment installment, could cause the remaining installments to become immediately due and risk further enforcement action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase or sale of Company securities for the quarterly period ended September 30, 2026 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of January 24, 2021, by and among TSIA, Lionet Merger Sub Inc. and Legacy Latch.	S-4/A	2.1	5/12/2021
2.2	Agreement and Plan of Merger, dated as of May 15, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	8-K	2.1	5/16/2023
2.3	Amendment to Agreement and Plan of Merger, dated as of June 23, 2023, by and among Latch, Inc., LS Key Merger Sub 1, Inc., LS Key Merger Sub 2, LLC and Honest Day’s Work, Inc.	10-K	2.3	12/19/2024
2.4*	Agreement and Plan of Merger, by and among Latch, Inc., LS HT Merger Sub, Inc. and HelloTech, Inc., dated as of June 21, 2024.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3.1	6/10/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	6/10/2021
10.1†	Separation Agreement, effective as of July 28, 2026, by and between Latch, Inc. and James Malone.	10-Q	10.10	8/10/2026
10.2†	Form of Retention Bonus Letter.	8-K	10.1	8/28/2026
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial information from Latch, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Condensed Consolidated Statements of Stockholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LATCH, INC.

By:	/s/ David Lillis
David Lillis
Chief Executive Officer

November 12, 2026

By:	/s/ Jeff Mayfield
Jeff Mayfield
Chief Financial Officer

November 12, 2026